Form 10KSB
period 1999-12-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2000-04-18
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

Commission file number 000-27445


ENVIRO VORAXIAL TECHNOLOGY, INC.
(Name of Small Business Issuer in its Charter)


                 Idaho                                           83-0266517
(State or Other Jurisdiction of                  (I.R.S. Employer
Incorporation or Organization)                 Identification No.)


     98 SE 7th Street, Deerfield Beach, Florida 33441
(Address of Principal Executive Offices) (Zip Code)


            (954) 421-6141
(Issuer's Telephone Number)

Securities registered under Section 12(b) of the Act:


Title of Each Class      Name of Each Exchange on Which Registered
None

Securities registered under Section 12(g) of the Exchange Act:


               Common Stock, $.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues (net loss) for its most recent fiscal year. $(658,000)

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $3.37 as of April 14, 2000.

Based on the closing price of the Common Stock quoted on the OTC Bulletin Board as reported on April 14, 2000 ($3.37), the aggregate market value of the 2,553,518 shares of the Common Stock held by the persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $8,605,355.66.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2000:
7,285,518 Shares of Common Stock and 6,000,000 Shares of Preferred Stock.

	DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One)

Yes   X        No

Table of Contents

  Page

PART I

Item 1.	Description of Business		1

Item 2.	Description of Property		8

Item 3.	Legal Proceedings		8

Item 4	Submission of Matters to a Vote of Security Holders		8

PART II

Item 5.	Market for Common Equity and
Related Stockholder Matters		8

Item 6.	Management Discussion and Analysis of Financial
Condition and Plan of Operations 		9

Item 7.	Financial Statements		10

Item 8.	Changes in and Disagreements With Accountants
on Accounting and Financial Disclosure		10


PART III

Item 9.	Directors, Executive Officers, Promoters and
Control Persons; Compliance With Section 16(a)
of the Exchange Act		11


Item 10.	Executive Compensation		11

Item 11.	Security Ownership of Certain Beneficial
Owners and Management		12

Item 12.	Certain Relationships and Related Transactions		13

Item 13.	Exhibits, Lists and Reports on Form 8-K		14








PART I

To simplify the language in this Registration Statement, Enviro Voraxial Technology, Inc. and our wholly-owned subsidiary Florida Precision Aerospace, Inc. are referred to herein as "Us" or "We."

Item 1.	Description of Business

Our history

We were incorporated in Idaho on October 19, 1964, under the name Idaho Silver, Inc. From our inception through 1994, we were engaged in acquiring mining claims and exploring for silver and lead in Idaho. In May of 1996, we entered into an agreement and plan of reorganization with a privately held Florida corporation, Florida Precision Aerospace, Inc. ("FPA"), and its shareholders. FPA was incorporated on February 26, 1993.

Pursuant to the plan, we reverse split our common stock on a one share for ten share basis and amended our articles of incorporation to increase our authorizedcommon stock to 50,000,000 shares, $.001 par value.

We exchanged 10,000,000 newly-issued post-split shares of our common stock, or approximately 97% of our shares then issued and outstanding for all of the issued and outstanding shares of FPA. As a result of this reorganization, the shareholders of FPA gained control of our company and FPA became our wholly-owned subsidiary. Because FPA's management was more qualified to focus our business on that of FPA, our officers and directors resigned and were replaced by FPA's designees. At the close of the transaction, we changed our name to Enviro Voraxial Technology, Inc.

We have not been involved in any bankruptcy, receivership or similar proceeding.

Our business

We have limited revenues. We had significant losses from our operations in 1998, losses continued in 1999 and it is likely that future losses may occur.
 We anticipate shipping units of our Voraxial Separator within early 2000.

High precision products and services and their market

We operate a high-precision engineering machine facility in Deerfield Beach, Florida, which designs, manufactures and assembles specialized parts and components for the aerospace and automotive industries. We have performed contract manufacturing services to both small and large customers. To date, all our revenues have been generated from contract manufacturing of specialized components and sale of our Voraxial Separator.



Our previous projects have involved the production of specialized space navigational and guidance components for Allied Signal Aerospace and The Department of Defense; gears for General Motors Corporation and New
Venture Gear to be used in design and assembly of automotive transmissions; and specialty components for Hughes Electronics. We have also provided engineering services to the General Motors/Volvo Heavy Truck Division. We have machined and assembled components such as high precision castings, precision tools and fixtures, beryllium and ceramics, deep brazing, Computer Numerical Control (CNC) machining and tuning and precision jig boring and assembly.

Throughout 1999 and for the foreseeable future we will focus our efforts on the development, marketing and sale of our Voraxial Separator.


Voraxial Separator

The Voraxial Separator is a continuous flow, non-clogging turbo machine that generates a strong vortex capable of separating a mixture of fluids or a combination of fluids and solids by their specific gravities. This process allows heavier elements to form a central core of the vortex itself. Once the vortex separation is established, a simple flow divider separates the flows into two streams, the first, inner stream is composed of the lighter elements, while the second, outer stream is composed of the heavier elements. nique in its design, the Voraxial Separator is self-contained and can be powered by an electric motor, diesel engine or by hydraulic power generation. Further, the ability of the Voraxial Separator to be scaleable allows it to be utilized in a variety of industries and to process any amount of liquid. The following are the various sizes and the corresponding capacity range:

	PRODUCT AND CAPACITY RANGE

 Model	Diameter	  Capacity Range	 Weight
Number	    Size    	Gallons Per Minute	In Pounds

	1000	1 inch	5-16	11
	2000	2 inches	25-100	20
	4000	4 inches	300-900	65
	803A	8 inches	2,000-6,000	208
	1600	16 inches	20,000-50,000	400
	3200	32 inches	130,000-150,000	800

The Voraxial Separator can transfer any liquid in either direction by reversing the machines rotation. We currently maintain an inventory of the Voraxial Separator 1000 and Voraxial Separator 2000. In addition to the various orders we have received in the first quarter of 2000, we have also delivered eight units during 1999 to be used on a trial basis, after which, arrangements will be made for either payment or return of the products.

We believe that our Voraxial Separator offers substantial applications on a cost-effective basis, including: flood control, farm irrigation, lake and river revitalization, cooling and aeration of thermally polluted waters, oil and water separation, sewage treatment, sludge removal, wood pulp removal for paper manufacturers, harbor clean-up, deballasting of ships, clean up of contaminated beaches and plasma separation. We also believe that the separator can be used to recycle water. As clean water becomes less available to the ever-increasing world population, this technology may become more valuable.

The Voraxial Separator is manufactured and assembled at our Deerfield Beach, Florida location.


Voraxial Separator products and services and their market

We have shipped units of the Voraxial Separator 1000 and Voraxial Separator 2000 on a rental/lease basis to companies in Spain and Oregon. We are attempting to obtain future purchase orders and lease agreements. We signed a sales and marketing agreement in the 4th quarter of 1999 and believe we will sign an additional sales and marketing agreement and enter into a distributorship agreement during the first quarter of 2000.

Inventory and distribution

Other than our Voraxial Separators, we maintain no inventory of finished parts until we receive a customer order. Our contract manufacturing is not initiated until corresponding specifications have been obtained from a customer. Typically, a customer seeking the manufacture of components will provide us with diagrams and specifications. We complete any remaining design services and begin manufacturing the components pursuant to the specific contract or purchase order.


Competition

We are subject to competition from a number of companies who have greater experience, research abilities, engineering capability and financial resources than we have. We compete with numerous small companies involved in engineering parts for companies similar to our customers. We believe that our expertise in engineering precision parts will enable us to continue to compete effectively with other engineering companies of various sizes. Although we believe our Voraxial Separator offers applications which accomplish better or similar results on a more cost-effective basis than existing products, other products have, in some instances, attained greater market and regulatory acceptance.

We are also subject to an increasingly competitive environment in the automotive and aerospace industries. Moreover, the competitive market has grown in markets for our specific products. We are dependent upon the volume of automobiles sold in the United States which may fluctuate due to economic conditions, availability and changing consumer preferences. The market for our aeronautical products is highly sensitive to risks associated with uncertain economic conditions, dependence upon congressional and executive approval of spending in the aeronautical industry area and whether the United States government awards contracts to specific aeronautical companies who are our customers.

Marketing

We market our products and services through our existing staff. We obtain most contracts for high precision products through personal contacts of our president, Alberto DiBella.

We have executed sales and marketing agreements and distributorship agreements that have enabled us to better market our Voraxial Separator within various industries and countries. We have been represented at several conferences including the Connecticut Maritime Association conference and a trade conference in England. We anticipate participating in other trade shows.

Sources and availability of raw materials

The materials needed to manufacture our Voraxial Separator have been provided by Baldor Electric Co., Hughes Supply Inc. and SKF USA Inc. We do not anticipate any shortage of raw materials.

The materials for our high precision manufacturing are obtained from various suppliers based on individual project specifications. Our customers often provide the materials or recommend the suppliers for their projects.

Dependence on major customers

In 1998, we were dependent upon one customer who comprised over 78% of our business. During the year ended December 31, 1999, two customers accounted for 25% and 60% respectively, of our sales.

Intellectual property

We currently hold two patents, United States Patent #5,904,840 and #5,084,189. One patent is for Apparatus for Accurate Centrifugal Separation of Miscible and Immiscible Media, which is for technology invented by our president and sole director, Alberto DiBella, and registered in 1999. The other is for the Method and Apparatus for Separating Fluids having Different Specific Gravities. This is for technology invented by Harvey Richter and registered in 1992 to Richter Systems, Inc., a company of which we later acquired assets including this patent. The method and apparatus for each of these is applied in our Voraxial Separator.


Governmental approvals and regulations; environmental compliance

Our operations are subject to extensive and frequently changing federal, state and local laws and substantial regulation by government agencies, including the United States Environmental Protection Agency (EPA), the United States Occupational Safety and Health administration (OSHA) and the Federal Aviation Administration (FAA). Among other matters, these agencies regulate the operation, handling, transportation and disposal of hazardous materials used by us during the normal course of our operations, govern the health and safety of our employees and certain standards and licensing requirements for our aerospace components. We are subject to significant compliance burden from this extensive regulatory framework which may substantially increase our operational costs.

In addition, we may become liable for the costs of removal or remediation of certain hazardous substances released on or in our facilities without regard to whether or not we knew of, or caused, the release of such substances. We believe that we are currently in material compliance with applicable laws and regulations and are not aware of any material environmental violations at any of our current or former facilities. We are unaware any handling by us of hazardous substances. There can be no assurance, however, that our prior activities did not create a material environmental situation for which we could be responsible or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulation, or an increase in the amount of hazardous substances generated or used by our operations) will not result in any material environmental liability to us or result in a material adverse effect to our financial condition and results of operations.

We are subject to various federal, state, and local environmental requirements, including those relating to discharges to air, water and land. We believe that we have not previously and do not currently handle any hazardous waste. However, in the future we may be subject to regulation involving the handling and disposal of solid and hazardous waste, and the cleanup of properties affected by hazardous substances. In addition, certain environmental laws, such as The Comprehensive Response, Compensation and Liability Act (CERCLA) and similar state laws, impose strict, retroactive, and joint and several liability upon persons responsible for releases or potential releases of hazardous substances. We have not incurred, nor do we expect to incur, significant costs to address any releases or potential releases of such substances. It is possible, however, given the retroactive nature of CERCLA liability, that we will, from time to time, receive notices of potential liability relating to current or former activities.

We have been and are in substantial compliance with environmental requirements and believe that we have no liabilities under environmental requirements. Further, we have not spent any funds specifically on compliance with environmental laws. However, some risk of environmental liability is inherent in the nature of our business, and we might incur substantial costs to meet current or more stringent compliance, cleanup or other obligations pursuant to environmental requirements in the future. This could result in a material adverse effect to our results of operations and financial condition.


The aerospace industry is highly regulated in the U.S. by the FAA and is regulated in other countries by similar agencies to ensure that aviation products and services meet stringent safety and performance standards. The FAA prescribes standards and licensing requirements for aircraft components. Because we assemble to meet specifications and designs created by our customers, we are not required to obtain any licenses or approvals from the FAA.

Product liability

Our business exposes us to possible claims of personal injury, death or property damage, which may result from the failure, or malfunction of any component or subassembly manufactured or assembled by us. We currently have do not have products liability insurance. Any product liability claim made against us will have a material adverse effect on our business, financial condition or results of operations in light of our poor financial condition, losses and limited revenues. We have no plans to obtain products liability insurance in the future.


Research and development

In our past two fiscal years, we have spent approximately $112,000 on product research and development. We do not anticipate that this cost will be borne directly by our customers.

Employees

We have five total and full-time employees. We have two administrative employees, Alberto Di Bella and John A. Di Bella. The balance of our employees participate in the manufacturing of our products. None of our employees are members of a union. We believe that our relationship with our employees is favorable. We intend to add additional employees in the upcoming year, including managers, sales representatives and engineers.

Item 2. 	Description of Property

In May of 1998, we acquired an 18,000 square foot building located at 98 Southeast 7th Street, Deerfield Beach, Florida, for a purchase price of $575,000, of which $431,250 was paid by a mortgage note, amortized over twenty years with a balloon payment at the end of ten years. The note bears interest at an annual rate of 8.50%, which is subject to adjustment on June 1, 2003. We believe that our newly acquired facility will adequately serve our needs in the foreseeable future.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.



PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Our common stock is traded on the NASDAQ Over-The-Counter Bulletin Board ("OTCBB") under the symbol EVTN. There is no active trading market for the common stock. The following bid quotations have been reported for the period beginning January 1, 1998 and ending December 31, 1999:
	Bid Quotations

Period	High	Low

Quarter Ended:
March 31, 1998	$4.25	$0.94
June 30, 1998	$1.50	$0.56
September 30, 1998	$0.62	$0.25
December 31, 1998	$0.62	$0.12

Quarter Ended:
March 31, 1999	$0.19	$0.07
June 30, 1999	$0.84	$0.07
September 30, 1999	$1.38	$0.50
December 31, 1999	$3.50  	$0.90

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Such quotes are not necessarily representative of actual transactions or of the value of our securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.



We have been advised that seven member firms of the NASD are currently acting as market makers for our common stock. There is no assurance that an active trading market will develop which will provide liquidity for our existing shareholders or for persons who may acquire common stock through the exercise of warrants.

Holders

As of December 31, 1999, there were approximately 771 holders of record of our 7,285,518 shares of common stock outstanding. Of these 7,285,518 shares, approximately 5,302,200 are restricted securities within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by us in private transactions not involving a public offering. Certain of the shares of common stock are held in street name and may, therefore, be held by several beneficial owners. Our transfer agent is Jersey Transfer & Trust Company, Inc., Post Office Box 36, Verona, New
Jersey 07044.

No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of common stock for future sale will have on the market price of the common stock prevailing from time-to-time. Sales of substantial amounts of common stock on the public market could adversely affect the prevailing market price of the common stock.

Dividends

We have not paid a cash dividend on the common stock since current management joined the Company in 1996. The payment of dividends may be made at the discretion of our Board of Directors and will depend upon, among other things, our operations, our capital requirements and our overall financial condition. As of the date of this registration statement, we have no intention to declare dividends.

Item 6.	Management?s Discussion and Analysis of Financial Condition and Plan of
        Operations

General

Management's discussion and analysis contains various forward looking statements. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or use of negative or other variations or comparable terminology.

We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements, that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

Year ended December 31, 1999 and 1998

Net Sales. Our net sales decreased by 86% to $164,000 for the year ended December 31, 1999 from $1,176,000 in the year ended December 31, 1998. The sales decrease was attributed to the shift in resources from the high precision manufacturing to the further development of the Voraxial Separator. Our efforts were focused on marketing of the Voraxial Separator rather than seeking replacement contracting.

Our gross profit (loss) was ($9,000) for the year ended December 31, 1999 as compared to $138,000 for the year ended December 31, 1998. This loss is attributable to our change in business. New customer orders of machine work were at a minimum and efforts were focused on marketing of the Voraxial Separator.

General and administrative expenses

General and Administrative expenses increased by 77% to $547,000 for the year ended December 31, 1999 from $309,000 for the year ended December 31, 1998. Increased marketing activities for the Voraxial Separator generated additional general and administrative expenses.

We have rented excess space in our operating facility. Income amounted to $15,000 in the year ended December 31, 1999. The monthly rental income amounts to $2,000 per month.

Liquidity and capital resources

In the year ended December 31, 1999, our working capital decreased by $78,000 from December 31, 1998. This decrease was represented by a decrease in cash of $1,000, decrease of accounts receivable of $12,000, decrease in inventory of $112,000, and offset by an increase in current liabilities of $95,000. Operating at a loss for the year negatively impacted our cash position, however we feel that we have sufficient sources for needed capital to continue business operations for the next twelve months.

Working capital for the next twelve months will be obtained from a number of sources. The continuing contract for parts supplied to New Venture Gear will be approximately $120,000. We will continue to take on machining contracts to supplement working capital, if necessary, from our past customer base.

We believe that we have sufficient liquidity to meet all of our cash requirements for the next 12 months. We believe, however, that additional funding will eventually be necessary to expand marketing programs and specific applications for the Voraxial Separator.

We have raised $333,000 in the first quarter of 2000 through the private placement of our securities pursuant to Regulation D of the Securities Act.

Continuing losses

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Throughout 1999 we have encountered greater expenses in the development of our Voraxial Separators and have had limited revenues from this development. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern.

Item 7.	Financial Statements

The financial statements required by this report are included, commencing on F-1.

Item 8.	Changes in and Disagreements With Accountants on Accounting and
        Financial Disclosure

As of February 2000, Richard A. Eisner & Company, LLP of Florham Park, New Jersey was retained to become the Company?s new independent auditors and have audited the 1999 financial statements included as exhibits hereto. Prior to Richard A. Eisner & Company, LLP, Millward & Co., of Fort Lauderdale,
Florida served as our independent auditors. We have recently filed an 8-K to indicate our change in accountants.


PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons

Directors and executive officers

The following sets forth the names and ages of our officers and directors. Our directors are elected annually by our shareholders, and the officers are appointed annually by our board of directors.
Name	Age	Position

Alberto DiBella	69	President, Director

Alberto DiBella is a graduate of the Florence Technical Institute, Italy, where he obtained a degree in mechanical engineering in 1952. After immigrating to the United States in 1962, Mr. DiBella worked in New Jersey for a major tool manufacturer. From 1988 to 1993, he was the President of E.T.P., Inc, a machining business, where he was responsible for day to day operations of the company. In 1993, he relocated to Florida and founded FPA, our wholly owned subsidiary Since inception he has worked in the day to day operations of FPA.
He has been our president and chairman since June 1996 and president and chairman of our subsidiary, FPA, since its organization in February 1993. Mr. DiBella holds no directorships in any reporting companies.

Item 10.	Executive compensation

The following table sets forth compensation awarded to, earned by or paid to our chief executive officer and each executive officer whose compensation exceeded $100,000 for the year ended December 31, 1999. We did not grant any stock options, restricted stock awards or stock appreciation rights or make any long-term incentive plan payments during 1999.

For services rendered during 1997, Mr. DiBella was paid cash compensation of $50,000 together with 1,000,000 voting convertible, non-cumulative 8% preferred shares, $0.001 par value. In 1997 Mr. DiBella also exchanged 5,000,000 shares of common stock for 5,000,000 shares of voting convertible, non-cumulative 8% preferred shares, $.001 par value. There is no market for this class of securities at this time. We have valued the preferred shares assuming that they will all become eligible for conversion into an equal number of common shares. The preferred shares are convertible at a premium of 1.2:1 if certain conditions are met (see below). If that were to occur, there may be a charge to operations for compensation. For 1997 and 1998 Mr. DiBella failed to earn the premium and 400,000 shares reserved for issuance upon conversion of the preferred stock were cancelled.

The preferred stock issued to Mr. DiBella is convertible into common stock, at a premium of 1.2:1, in an amount not greater than 1,200,000 shares per year commencing January 1, 1998, for each revenue increase of $10,000,000 over the revenues of the prior year. If the revenue increase is not $10,000,000 the conversion shall be one for one. Any shares of preferred stock, which have not been converted by Mr. DiBella before December 31, 2002, are automatically converted into shares of common stock on a share-for-share basis.

As of December 31, 1999, Mr. DiBella, held 2,830,000 restricted shares of our common stock and 6,000,000 restricted shares of our preferred stock.

	SUMMARY COMPENSATION TABLE
	Annual Compensation

Name	Year	Salary	Bonus	Other

Alberto DiBella	1997	$50,000	$0	1,000,000 shares of preferred stock
1998	$25,000	$0	None
1999	?	---	---

Employment agreements

Alberto DiBella, our chief executive officer, president and chairman currently does not have an employment contract and did not receive compensation for 1999. We intend to enter into an employment agreement with Mr. DiBella in the future.

Stock options

During fiscal year 1999, there were no option or SAR grants to any persons, including any of our executive officers or directors.

Option exercises and holdings

To date, we have not issued any options or SARs to any persons. No options or SARs were exercised or unexercised during fiscal year 1999.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information with respect to the beneficial ownership of our securities as of December 31, 1999 by:

1)	each person known by us to be the beneficial owner of five percent or more of our outstanding securities, and

2)	executive officers and directors, individually and as a group.

Unless otherwise indicated, we believe that the beneficial owner has sole voting and investment power over such shares.

Name and Address of	 	Number of Shares	Percentage of
   Beneficial Owner   		Beneficially Owned	  Ownership

Alberto DiBella (1)		 8,872,000 	 66.78%
3500 Bayview Drive
Fort Lauderdale, FL  33308

Howard J. Falcon, III, Ttee	1,860,000	14.00%
For Harvey E. Richter
Irrevocable Trust of 6/26/95
400 A North Flagler Drive #2
West Palm Beach, FL  33401

All officers and directors	8,872,000	66.78%
as a group (1 person)

(1) 	Alberto DiBella?s beneficial share ownership includes 10,000 shares of common stock owned by his wife, 10,000 shares of common stock owned by his daughter, and 22,000 shares of common stock owned by his son. It also includes 6,000,000 shares of voting convertible non-cumulative, 8% preferred stock, $0.001 par value. These shares are convertible into one share of our common stock based on incentive formulas, which are measured by our overall performance.

Item 12.

Certain Relationships and Related Transactions

Pursuant to our agreement and plan of reorganization with FPA, we issued 10,000,000 shares of common stock to the shareholders of FPA. At the time of this transaction, Alberto DiBella, our sole officer and director, was the majority shareholder of FPA. Mr. DiBella received 7,830,000 of the 10,000,000 shares of our common stock issued in this transaction. From 1994 through 1999, we borrowed approximately $260,000 from our president, Mr. Alberto DiBella, at an annual rate of eight percent (8%) with principal payable on demand. No repayment of interest or loan has been made to date.

On October 20, 1997, our Chairman, Alberto DiBella, agreed to contribute 5,000,000 shares of common stock to our treasury which shares were cancelled in consideration for the issuance to him of 5,000,000 shares of our preferred stock. Subject to adjustment, the preferred stock issued to Mr. DiBella is convertible into common stock, on a one share for one share basis, in an amount not greater than 1,200,000 shares per year commencing January 1, 1998, for each revenue increase of $10,000,000 over the revenues of the prior year. Any shares of preferred stock, which have not been converted by Mr. DiBella before December S1, 2002, shall then be automatically converted into shares of common stock on a share-for-share basis.

We believe that all transactions with our officers, shareholders and each of our affiliated companies have been made on terms no less favorable to our company than those available from unaffiliated parties.

Item 13.	Exhibits, Lists and Reports on Form 8-K

Exhibit No.	Description of Exhibit

2	Plan of Merger*
3(i)	Articles of Incorporation*
3(ii)	Bylaws*
4	Share Certificate*
10	Mortgage Note*
21	Subsidiaries*
27	Financial Data Schedule
99	Agreement for Preferred Shares

*Previously filed

We have filed a report on Form 8-K that covered an event that occurred during the last period covered by this report. This report noted our change in accountants.


To the Board of Directors and Stockholders
Enviro Voraxial Technology, Inc.



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Enviro Voraxial Technology, Inc. and subsidiary for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and the consolidated cash flows of Enviro Voraxial Technology, Inc. and subsidiary for the year ended December 31, 1998, in conformity with generally accepted accounting principles.




Millward & Co., CPAs
Fort Lauderdale, Florida
June 14, 1999


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Enviro Voraxial Technology, Inc.


We have audited the accompanying consolidated balance sheet of Enviro Voraxial Technology, Inc. and subsidiary (the "Company") as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Enviro Voraxial Technology, Inc. and subsidiary as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Richard A. Eisner & Company, LLP
Florham Park, New Jersey
March 31, 2000




Consolidated Balance Sheet
December 31, 1999

ASSETS

Current assets:

Cash and cash equivalents                               $	68,000
Accounts receivable                           	          	57,000
Inventory                                     	          100,000


Total current assets            	                       	225,000


Property, plant and equipment, net                   		1,092,000


Other assets                                              	7,000


                                                     $	1,324,000


LIABILITIES

Current liabilities:

Current portion of mortgage note payable                $	10,000
Current portion of obligations under capital leases     		51,000
Accounts payable and accrued expenses                   		53,000
Due to stockholders                                    		260,000

                                                        	374,000
Noncurrent liabilities:

Mortgage note payable                                  		408,000
Obligations under capital leases                       		134,000

                                                       		542,000


STOCKHOLDERS' EQUITY

Capital stock $.001 par value

Preferred stock, voting, 8% noncumulative, convertible,
authorized 7,250,000 shares, 6,000,000 issued and
outstanding (at liquidating value)                      		6,000

Common stock, authorized 42,750,000 shares;
7,285,518 shares issued and outstanding                 		7,000
	Additional paid-in capital		912,000
Deficit	                                             		(517,000)


Total stockholders' equity 	                           	408,000


                                                    $	1,324,000


Consolidated Statements of Operations


                                               Year Ended December 31,
                                                    1999     1998



Net sales                                      $	164,000 $	1,176,000

Cost of goods sold                             		173,000 		1,038,000

Gross profit (loss)                             		(9,000)  		138,000

Other (income) and expenses:


Research and development	                         95,000    	17,000
General and administrative      	               	547,000  		309,000
Interest expense                                		58,000   		19,000
Other income                                   		(17,000)        -

Total cost and expenses                        		683,000  		345,000

(Loss) before income tax benefit              		(692,000)		(207,000)

Income tax (benefit)                           		(34,000) 		(70,000)

Net (Loss)                                    $	(658,000)$	(137,000)



Basic and diluted (loss) per common share        $(0.10)    $(0.02)

Weighted average number of common shares
outstanding                                  		6,834,000		6,454,000













Consolidated Statements of Stockholders' Equity












                                             Additional  Retained
        Preferred  Stock   Common   Stock    Paid-in    Earnings
        Shares    Amount    Shares  Amount   Capital   (Deficit)  Total



Balance,
January 1,
 1998		6,000,000 $	6,000 	6,398,018 $	7,000 $	593,000 $	278,000 $	884,000

Issuance of common stock
 in private placement       	50,000           	15,000            		15,000
Issuance of common stock for
 services rendered          	97,500          		12,000             	12,000
Net loss for the year
 ended December 31, 1998                             	(137,000)		(137,000)


Balance, December 31,
 1998		6,000,00		6,000		6,545,518	  	7,000   	620,00	 	141,000  		774,000

Issuance of common stock
  For services            230,000            		82,000            		82,000
Shares issuable for
 services rendered       	110,000           		153,000           		153,000
Issuance of warrants
 to purchase 400,000 shares
 exercisable at $.10 per
 share for fair value of
 services                                      17,000             	17,000
Shares issuable upon
 exercise of warrants   	400,000               40,000             	40,000
Net loss for the year ended

December 31, 1999                           	(658,000)          	(658,000)

Balance, December 31,
 1999  6,000,000  $	6,000  7,285,518$7,000  $ 912,000 $(517,000) $408,000

































































































Consolidated Statements of Cash Flows


Year Ended December 31,

1999
1998



Cash flows from operating activities:


Net loss                                     $	(658,000)   $	(137,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:


Depreciation                                 		116,000       		84,000
Deferred income taxes                        		(34,000)     		(70,000)
Common stock issued for services             		235,000       		12,000
Warrants issued for services	                  	17,000

Loss on leasehold improvements                	               	16,000
Changes in:


Accounts receivable                           	12,000      	 	245,000
Inventory                                   		112,000       	 	18,000
Other assets                                 		(5,000)      	 	(1,000)
Accounts payable and accrued expenses         		9,000     		 (223,000)



Net cash used in operating activities      		(196,000)    	  	(56,000)



Cash flows from investing activity:


Purchase of property, plant and equipment  		(2,000)       		(655,000)


Cash flows from financing activities:

Subscription receivable                   	                  	84,000
Proceeds from issuance of common stock                  		   	15,000
Proceeds from mortgage note payable                     	   	431,000
Repayments of mortgage note payable       		(9,000)         		(4,000)
Proceeds from sale leaseback of equipment		100,000

Repayments of obligations under
capital leases                            		(2,000)

Advances from stockholder                 		68,000       	   	55,000
Proceeds from exercise of warrants        		40,000

Net cash provided by financing
 activities	                               197,000      	   	581,000



Net decrease in cash and cash
 equivalents                               	(1,000)	      	(130,000)
Cash and cash equivalents,
 beginning of year                        		69,000        		199,000



Cash and cash equivalents,
 end of year                              $	68,000         $	69,000




Supplemental disclosure of cash flow information:


Cash paid for interest                    $	58,000       $	19,000
Assets acquired under capital leases      $	87,000


















NOTE A - ORGANIZATION AND OPERATIONS

Enviro Voraxial Technology, Inc. (the "Company") operates a high precision engineering machine shop located in Florida which designs, manufactures and assembles specialized parts and components. Prior to 1999, the Company performed contract manufacturing services to the aerospace and automotive industries. Since 1999, the Company has been focusing its efforts on developing and marketing the voraxial separator. The voraxial separator is a mechanical device for separating two or more components having different specific weights. Potential commercial applications include oil/water separation, environmental cleanup and the separation of industrial chemicals.

There is no assurance that the Company's developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve significant revenues. The Company has incurred net losses and has a negative working capital position as of December 31, 1999. If the Company is unable to successfully commercialize its technologies, it is unlikely that the Company could continue its business.
In February and March 2000, the Company raised $333,000 through the sale of 111,000 shares of its common stock. (See Note J). However, the Company will continue to require the infusion of capital until operations become profitable. There is still substantial doubt about the ability of the Company to continue as a going concern. These financial statements include no adjustments to assets and liabilities reflecting this possible uncertainty.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of consolidation:

The consolidated financial statements as of December 31, 1999 include the accounts of the parent company Enviro Voraxial Technology, Inc. and its wholly-owned subsidiary Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

[2] Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

[3] Property, plant and equipment:

Property, plant and equipment are stated at cost. The cost of maintenance and repairs is charged against results of operations as incurred. Depreciation is computed by the straight-line method over the estimated economic useful life of the assets (5 -20 years).

[4] Net loss per share:

Basic and diluted loss per share has been computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. The convertible preferred stock has been excluded from the calculation since it would be anti-dilutive.

[5] Inventory:

Inventory, which consists primarily of parts, is priced at lower of first-in, first-out cost or market.


[6] Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

NOTE  B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[7] Income taxes:

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred tax assets to the amount expected to be realized.

[8] Research and development expenses:

Research and development costs are expensed as incurred.

[9] Revenue recognition:

The Company recognizes revenue from product sales when the products are shipped to customers.

[10] Fair value of financial instruments:

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable, and amounts due to stockholders approximate fair value due to their short maturities. Mortgage note payable and obligations under capital leases approximate fair value as the interest rates applicable to these debt instruments are comparable to quoted market prices for similar issues.


NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 1999 consists of:

Machinery and equipment       $	750,000
Land and building             		611,000
Furniture and fixtures               		9,000
Improvements                        		43,000
A     uto                           		12,000

                                 		1,425,000

Less accumulated depreciation 	    	(333,000)


Net property, plant and
 equipment                       $	1,092,000


Included in depreciation expense for the year ended December 31, 1999 is amortization of equipment under capital leases of $19,000.
Accumulated amortization relating to equipment under capital leases aggregated $59,000 as of December 31, 1999.

NOTE D - MORTGAGE NOTE PAYABLE

In July 1998, the Company entered into a loan agreement with a bank for the purchase of land and a building. The loan amortizes over 20 years with a balloon payment of $308,000 due at the end of 10 years. Principal and interest payments are due monthly with interest fixed at 8.5% through June 2003; thereafter the interest rate will adjust annually to the bank's prime rate plus one percent. The mortgage note is collateralized by the land and building and is guaranteed by a principal stockholder.

Annual maturities of the mortgage note for each of the next five years and thereafter are as follows:

Year Ending
December 31,

       2000         $	10,000
       2001         		11,000
       2002         		11,000
       2003         		12,000
       2004         		14,000
       Thereafter  		360,000

                   $	418,000


NOTE E - OBLIGATIONS UNDER CAPITAL LEASES

As of December 31, 1999, the future minimum lease payments under capital leases are as follows:

Year Ending
December 31,

       2000         $	76,000
       2001         		47,000
       2002         		47,000
       2003         		47,000
       2004          	18,000

                   		235,000
Less amount representing
  interest          		50,000

                   		185,000
Due within one year 		51,000



Due after one year $	134,000




The obligation under one of the capital leases is the result of the Company entering into a sale leaseback transaction. Since the lease provides for a bargain purchase option, it has been recorded as a capital lease and no gain or loss on the sale has been recognized.


NOTE F - RELATED PARTY TRANSACTIONS

Amounts due to stockholders accrue interest at 8% per annum and are due on demand. For the year ended December 31, 1999, interest expense aggregated $17,000.

In 1998, the Company subleased space from a company owned by a principal stockholder. Total rent expense was $22,000 for the year ended
December 31, 1998.

NOTE G - CAPITAL TRANSACTIONS

Common stock:

The Company completed a private placement of 50,000 common shares in 1998 for net proceeds of $15,000.

During the year ended December 31, 1999 and 1998, the Company issued 230,000 and 97,500 common shares valued at $82,000 and $12,000, respectively, in exchange for services rendered to the Company. In addition, the Company is obligated to issue 110,000 common shares valued at $153,000 for services rendered to the Company. The fair value of all shares issued for services in 1999 and 1998 is based on the quoted market value for traded shares at the date of the transaction.

Preferred stock:

In October 1997, the Board of Directors authorized for issuance 7,250,000 shares of preferred stock with a par value of $.001 per share. The preferred stock has voting rights, is convertible and accrues dividends at a rate of 8% per share when and as declared by the Board of Directors.

In 1997, the Board of Directors issued 5 million preferred shares to its president in exchange for 5 million common shares. The 5 million common shares were then cancelled. In addition, the Company issued 1 million preferred shares to its president as compensation for his services to the Company.

The 6 million shares of preferred stock are convertible into common stock on a one for one basis. However, beginning January 1, 1998, and for each year thereafter through December 31, 2002, for each year revenues increase by $10 million over the preceding years revenue, 1 million preferred shares shall be convertible into 1,200,000 shares of common stock. Upon the conversion of the incentive shares, the Company may incur a charge to operations. Any shares of preferred stock which have not been converted by December 31, 2002, shall be automatically converted into shares of common stock on a share for share basis.

As of December 31, 1999, 6,800,000 common shares have been reserved for the conversion of preferred stock.

Warrants:

In April 1999, the Company issued a warrant to purchase 400,000 common shares in exchange for services. The value ascribed of $17,000 was determined using the Black-Scholes option pricing model. The assumptions included dividend yield
0%, volatility 311%, expected life 6 months, risk free interest rate of 4.72%. In November 1999, the warrant was exercised and the Company received proceeds of $40,000. As of December 31, there were no warrants outstanding.

NOTE H - INCOME TAXES

The significant components of the Company's deferred tax asset and liabilities as of December 31, 1999 are as follows:

Deferred income tax asset:

Net operating losses carryforwards      $ 315,000


Deferred income tax liabilities:

Depreciation                            		(68,000)
Change in tax accounting method          	(56,000)
                                        		191,000
Valuation allowance                    		(191,000)


Net deferred tax asset                  $      	0

The significant components of the benefit for income taxes for the years ended December 31, 1999 and 1998 are as follows:

                              1999           1998
Deferred:


Federal                  $	(192,000)     $	(64,000)
State                     		(33,000)       	(6,000)
Change in valuation
allowance                 		191,000




Total deferred income
 taxes                    	(34,000)      $	(70,000)



As of December 31, 1999, the Company has net operating loss carryforwards of approximately $837,000 for federal income tax purposes, which expire through 2019.

The difference between the statutory federal income tax rate on the Company's pre-tax loss and the Company's effective income tax rate is summarized as follows:


                                        1999        1998

Statutory federal income tax rate      34.0%        35.0%
Prior year overaccrual                 (4.9)

Increase in valuation allowance       (23.6)

Other                                  (0.6)        (1.2)



Effective income tax rate              4.9%         33.8%


NOTE I - CONCENTRATION OF CREDIT RISK

During 1999, two customers accounted for 60% and 36%, respectively of the receivables. The same two customers made up 25% and 60%, respectively, of sales for the year ended December 31, 1999. A different customer made up 78% of 1998 sales.


NOTE J - SUBSEQUENT EVENT

Through March 31, 2000, the Company sold 1,110 units, each unit consisting of 100 shares of common stock, 100 warrants to purchase 100 shares of common stock at an exercise price of $6 and 100 warrants to purchase 100 shares of common stock at an exercise price of $9, in a private placement. Net proceeds received by the Company aggregated $333,000.

	SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on April 18, 2000.

ENVIRO VORAXIAL TECHNOLOGY, INC.


By:  /s/ Alberto DiBella
Alberto DiBella
President and Chief Executive Officer



Exhibit 99

ENVIRO VORAXIAL TECHNOLOGY, INC.

INCENTIVE AGREEMENT FOR

ALBERTO DiBELLA


This Incentive Agreement (?Agreement?) is made as of the 20th day of October, 1997 by and between Enviro Voraxial Technology, Inc., a corporation organized and existing under the laws of the State of Idaho with its principal office at 720 South Deerfield Avenue, Numbers 4 and 5, Deerfield Beach, Florida 33441 (?Company?), as its duly authorized act, and Alberto DiBella (?AD?), who is the President and Chief Executive and operating officer of the Company.

Whereas EVTN has 11,083,018 shares of its common stock, $.001 par value, currently issued and outstanding, (?Common Shares?) of which 7,830,000 is owned by AD, individually;

Whereas AD, in order to facilitate the future financing of the Company, has hereby agreed to contribute 5,000,000 of his common shares into the Company?s Treasury (?Treasury Shares?), which will reduce the number of shares issued and outstanding common stock by that amount;

Whereas AD, in order to facilitate the future financing of the Company, has hereby agreed to contribute 5,000,000 of the common shares into the Company?s Treasury (?Treasury Shares?), which will reduce the number of shares issued and outstanding common stock by that amount;

Whereas the Company, as consideration for the contribution of the aforementioned Treasury Shares, hereby agrees to authorize the issuance of 5,000,000 shares of convertible non-cumulative, voting, 8% preferred stock, $.001 par value (?Convertible Preferred Shares?), (each of the Convertible Preferred Shares shall have the equivalent voting rights as each of the Common Shares and will be convertible into one of the Common Shares) and hereby further agrees to issue such Preferred Shares to AD, which shares will have conditional rights based upon the Incentive Formula below;

Whereas the Company believes that it is in the Company?s best interest to provide incentives to AD, as an officer and director of the Company, to achieve certain corporate development goals, as measured by gross annual revenues. AD will be issued an additional 1,000,000 shares of Convertible Preferred Shares for $1,000 in cash or services. These shares will also have conditional conversion rights based upon the formula set forth herein;

Now therefore, the parties agree that an incentive formula be adopted as follows:

1.	Term.  The years that the Company?s performance is to be measured are the five fiscal years commencing with the fiscal year ended December 31, 1998 and ending with the fiscal year ended December 31, 2002 (?Incentive Period?). Incentives will be determined by increases of gross annual revenues from the prior fiscal year. For purposes of the Incentive Formula, the gross annual revenue for the fiscal year ended December 31, 1997 has arbitrarily been determined to be $0. For every $10,000,000 increase in the Company?s gross annual revenue from the prior fiscal year, the Company will permit AD to convert 1,000,000 Convertible Preferred Shares into 1,200,000 Common Shares.
The conversion will be affected within 15 days of the end of the respective fiscal year in which earned. On December 31, 2002, the balance of the Convertible Preferred Shares issued hereunder, if any, will be converted into common shares.

The above Incentive Formula not withstanding, AD can convert, at his option, all or any portion of the Preferred Shares into Common Shares, in the event his ownership of the voting securities (Preferred Shares and Common Shares) of the Company falls below 51% of the issued and outstanding voting securities of the Company.

2.	Legend of Stock.  Each certificate evidencing the shares issued pursuant to this Agreement, whether Preferred Shares or Common Shares, shall bear a statement in substantially the following form:

The shares represented by this certificate have not been registered under the Securities Act of 1933, as amended (the ?Act?). These shares have been acquired for investment and not for distribution or resale. They may not be mortgaged, pledged, hypothecated, or otherwise transferred without an effective registration statement for such shares under the Act or an opinion of counsel for the corporation that registration is not required.

3.	Qualification.  Excluding the death, disability or termination of AD?s employment by the Company, in order for AD to qualify to convert the Convertible Preferred Shares issuable hereunder, he must, at all times during the Incentive Period, be an officer, director, and at least 10% shareholder of the Company. In the event of AD?s death, disability or termination of employment by the Company, AD or his assigns will retain the conversion rights described herein.

4.	Benefit and Burden.  This Agreement shall inure to the benefit of, and shall be binding upon, the Company and AD and their legatees, distributees, estates, executors, administrators, personal representatives and legal representatives.

5.	Modifications.  Neither this Agreement nor any provision hereof may be modified, waived, discharged, or terminated orally, but only by an instrument in writing executed by the Company and AD.

6.	Applicable Law.  This Agreement shall be construed and enforced in accordance with the laws of the State of Florida.

In witness whereof, the Company and AD have executed this Agreement under seal, as of the day and year first above written.


ENVIRO VORAXIAL TECHNOLOGY, INC.

______________________________________		______________________
Alberto Di Bella, President					Witness


______________________________________		______________________
Alberto Di Bella, Individually				Witness




5850-0100 276751.1



	6
	2
	10
	F-1
	F-2
ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

Attention is directed to the foregoing auditors' report and to the accompanying
notes to financial statements   F-6

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Financial Statements
December 31, 1999

	F-8
	F-7
	F-8
ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Financial Statements
December 31, 1999

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 1999



		F-10

5850-0200 277593.1



5850-0200 277593.1


5850-0200 277593.1