Form 10QSB
period 2000-03-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2000-05-25
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549

11
	FORM 10-QSB
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the quarterly period ended        March 31, 2000

[   ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from               to

	Commission File Number:   0-27445

	                         Enviro Voraxial Technology, Inc.
	(Exact name of Small Business Issuer as specified in its Charter)

             IDAHO                     					            83-0266517
(State or other jurisdiction of 	 					(I.R.S. Employer Identification No.)
incorporation or organization)

	        98 SE 7th Street, Deerfield Beach, Florida 33441
	(Address of principal executive offices)
	          (954) 421-6141
	(Issuer's telephone number)


	(Former Name, former address and former fiscal year, if changed since last Report.)

Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes  X    No

	APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,407,118 Common Stock as of March 31, 2000.

	INDEX


PART I. 	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Balance Sheets as of March 31, 2000

Statements of Operations for the Three Months Ended March 31, 2000 and March 31, 1999.

Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2000 and March 31, 1999.

Notes to Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis and Plan of Operations

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 5.	Other Information

Item 6. 	Exhibits and Reports on Form 8-K

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements of Enviro Voraxial Technology, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 1999 found in the Company's Form 10-KSB.















                                     ENVIRO VORAXIAL TECHNOLOGY, INC
                                         CONDENSED BALANCE SHEET
                                               (Unaudited)
                                                 ASSETS
                                                        		    March 31,
                                                               2000
                                                            ----------


Current Assets:
  Cash and cash equivalents                                  $ 355,000
  Accounts and other receivable, net					                       56,000
  Inventory                                                     92,000
                                                            -----------
    Total current assets			                                    503,000

Property, plant and equipment, net                           1,065,000

Other assets                                                     7,000
                                                            -----------

                                                            $1,575,000
                                                            ===========
                                    LIABILITIES
Current Liabilities:
  Current Portion of mortgage note payable                  $   10,000
  Current Portion of obligations under capital leases		  	      51,000
  Accounts payable and accrued expenses	  	     	     		        63,000
  Due to Stockholders                                          260,000
                                                             ----------
                                                               384,000
                                                             ----------
Noncurrent liabilities:
  Mortgage note payable                                        406,000
  Obligations under cap                                        116,000
                                                             ----------
                                                               522,000
                                                             -----------
Stockholders' Equity:
Capital stock, par value $.001 par value;
    Preferred stock, voting, 8% noncumulative,
      convertible, authorized 7,250,000 shares
      6,000,000 shares issued and outstanding
      (at liquidating value)                                    6,000
    Common stock, authorized 42,750,000 shares,
      7,407,118 shares issued and outstanding                   7,000
   Additional paid-in capita                                1,276,000
   Accumulated deficit                                    (   620,000)
                                                            ----------
                                                              669,000
                                                            ----------
                                                           $1,575,000
                                                           ===========



                                      ENVIRO VORAXIAL TECHNOLOGY, INC
                                     CONDENSED STATEMENT OF OPERATIONS
                                                (UNAUDITED)

                                                        For the Three Months
                                                           Ended March 31,
                                                         2000          1999
                                                     ------------  ------------

Net sales                                           $     78,000 $  59,000

Cost of goods sold                                        37,000    54,000
                                                      ----------- ---------

Gross profit                                              41,000     5,000
                                                      ----------- ---------
Other (income) and expenses:
 Research and development                                 14,000      -
 General and administrative                              132,000    43,000
 Interest expense                                         13,000    15,000
 Other income                                        (    15,000) (  1,000)
   Total costs and expenses                              144,000    57,000
                                                     ------------  ----------
Net Loss                                            $(   103,000) $(52,000)
                                                     ============  ============

Basic and diluted (loss)per common share            $(    0.01  ) $( 0.01 )
                                                     ============  ==========

Weighted average number of common shares
  Outstanding                                         7,309,049   6,764,574
                                                     ============ ===========

























                         ENVIRO VORAXIAL TECHNOLOGY, INC
                       CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                       For the Three Months
                                                          Ended March 31,
                                                        2000           1999
                                                    ------------   ------------

Cash flows from operating activities:
   Net Loss                                       $(   103,000) $(    52,000)
   Adjustments to Reconcile net loss to net
    cash (used in) provided by operating activities:
        Depreciation                                    29,000        20,000
        Bad debts                                       24,000           -
	Changes in:
  Accounts receivable                               (   10,000)       25,000
  Inventory                                              8,000                -
  Accounts payable and accrued expenses                 10,000           -
                                                    ------------  ------------
           Net cash used in operating activities    (   42,000)   (    7,000)
                                                     ------------  ------------
Cash flows from investing activities:
 Acquisition of property and equipment              (    3,000)          -
                                                     ------------   ------------

Cash Flows from Financing Activities:
  Proceeds from sale of common stock	 	          352,000        -
  Repayment of mortgage note payable                 (      2,000)       -
  Repayments of obligations under capital leases     (     18,000)       -
                                                     ------------  ------------
           Net cash provided by financing activities      332,000        -
                                                     ------------  ------------

Increase (decrease)in cash and
Cash equivalants                                          287,000   (   7,000)

Cash and cash equivalents, beginning		                     68,000      69,000
                                                     ------------   ----------
Cash and cash, equivalents, end                      $    355,000   $  62,000
                                                      ============  ===========


                         ENVIRO VORAXIAL TECHNOLOGY, INC
                          NOTES TO FINANCIAL STATEMENTS



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


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of consolidation:

The consolidated financial statements as of March 31, 2000 include the accounts of the parent company Enviro Voraxial Technology, Inc. and its wholly-owned subsidiary Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

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







                         ENVIRO VORAXIAL TECHNOLOGY, INC
                          NOTES TO FINANCIAL STATEMENTS


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


NOTE C: UNAUDITED FINANCIAL STATEMENTS

The financial statements, as of March 31, 2000, and for the periods ended March 31, 2000 and 1999, included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements are in condensed form and should be read in conjunction with the Company's annual report filed on Form 10KSB.



Item 2.	Managements Discussion and Analysis of Financial Condition and Plan 		of
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

Three Months ended March 31, 2000 and 1999

Net Sales. Our net sales increased by approximately 32% to $78,000 as compared to 59,000 for the previous three months ended March 31, 1999

Our gross profit was $41,000 for the three months ended March 31, 2000 as compared to $5,000 for the previous three months ended March 31, 1999 This is attributable to our change in business. During the first three months of 1999, new customer orders of machine work were at a minimum and efforts were focused on marketing of the Voraxial Separator.

General and administrative expenses

General and Administrative expenses increased by 207% to $132,000 for the three months ended March 31, 2000 up from $43,000 for the previous three months ended March 31, 1999. Increased marketing activities for the Voraxial Separator generated additional general and administrative expenses.

We have rented excess space in our operating facility. Income amounted to $15,000 in the three months ended March 31, 2000. The monthly rental income amounts to $5,000 per month.

Liquidity and capital resources

For the three months ended March 31, 2000 our working capital increased by $272,000 from December 31, 1999. This increase was represented by an increase in cash of $287,000, decrease of accounts receivable of $1,000 inclusive of allowance for doubtful accounts of $24,000, decrease in inventory of $8,000 and offset by a increase in current liabilities of $6,000. Operating at a loss for the three months negatively impacted our cash position, however we feel that we have sufficient sources for needed capital

Working capital for the next twelve months will be obtained from a number of sources. The continuing contract for parts supplied to New Venture Gear will be approximately $120,000. We will continue to take on machining contracts to supplement working capital, if necessary, from our past customer base.

We believe that we have sufficient liquidity to meet all of our cash requirements for the remainder of the fiscal year ended December 31, 2000.
We believe, however, that additional funding will eventually be necessary to expand marketing programs and specific applications for the Voraxial Separator.

We have raised $364,800 in the first quarter of 2000 through the private placement of our securities pursuant to Regulation D of the Securities Act.

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

Cautionary Statement Regarding Forward-Looking Statements:
Certain statements contained in this Section and elsewhere in this report regarding matters that are not historical facts are forward-looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements which address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management?s current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. The differences may be caused by a variety of factors, including, but not limited to, adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of the Company's operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-B







The following exhibits are filed as part of this report:

Exhibits:

(27.1)	Financial Data Schedule

(b)	Reports on Form 8-K

On March 27, 2000, the Company filed a report on Form 8-K to indicate a change in the Company's auditors.

	SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

Enviro Voraxial Technology, Inc.


By:  /s/ Alberto DiBella
Alberto DiBella, Chairman and
President


DATED: May 24, 2000





























	ATLAS PEARLMAN, P.A.
	350 East Las Olas Boulevard, Suite 1700
	Fort Lauderdale, Florida 33301


	May 24, 2000


Securities and Exchange Commission
Office of Small Business
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C. 20549

Attention:  Filing Desk

Re:	Enviro Voraxial Technology, Inc. (the "Company") Form 10-Q/SB

Dear Sir/Madam:

Enclosed for electronic filing on behalf of the Company is the Form 10-Q/SB.

Should you have any questions or comments regarding the enclosed, please call the undersigned collect at (954) 763-1200.

Very truly yours,

ATLAS PEARLMAN, P.A.


By:  /s/ Brian Pearlman
      Brian Pearlman

BAP