Form 10QSB
period 2000-06-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2000-08-14
CIK 1043894

ATLAS PEARLMAN, P.A.
         350 East Las Olas Boulevard, Suite 1700
         Fort Lauderdale, Florida 33301


         August 14, 2000


Securities and Exchange Commission
Office of Small Business
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C. 20549

Attention:  Filing Desk

Re:      Enviro Voraxial Technology, Inc. (the "Company") Form 10-Q/SB

Dear Sir/Madam:

Enclosed for electronic filing on behalf of the Company is the Form 10-Q/SB.

Should you have any questions or comments regarding the enclosed, please call the undersigned at (954) 763-1200.

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

                  For the quarterly period ended June 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,407,118 Common Stock as of August 10, 2000.

                            Enviro Voraxial Technology, Inc.

                                      INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Basis of Presentation                                                 2

         Balance Sheet - June 30, 2000                                         3

         Statements  of  Operations  (unaudited)  for the
          Three and Six Months Ended June 30, 2000 and 1999                    4

         Statement of Cash Flows  (unaudited)  for the Six
          Months Ended June 30, 2000 and 1999                                  5

         Notes to Financial Statements                                     6 - 7

Item 2.  Management's Discussion and Analysis and Plan of                  8 - 9
         Operation

PART II. OTHER INFORMATION
Item 6.    Exhibits and reports on Form 8-K                              10 - 11
Signatures                                                                    12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements of Enviro Voraxial Technology, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 1999 found in the Company's Form 10-KSB.

                 ENVIRO VORAXIAL TECHNOLOGY, INC
                   CONSOLIDATED BALANCE SHEET
                           (Unaudited)
                             ASSETS

                                                              June 30,
                                                                2000
                                                             ---------
Current Assets:
  Cash and cash equivalents                                 $  276,000
  Accounts and other receivable, net                            50,000
  Inventory                                                    117,000
                                                             ---------

    Total current assets                                       443,000

Property, plant and equipment, net                           1,038,000

Other assets                                                     7,000
                                                             ---------

                                                            $1,488,000
                                                             =========
                           LIABILITIES

Current Liabilities:
  Current Portion of mortgage note payable                  $   10,000
  Current Portion of obligations under capital leases           51,000
  Accounts payable and accrued expenses                         68,000
  Due to Stockholders                                          260,000
                                                             ---------

                                                               389,000
                                                             ---------
Noncurrent liabilities:
  Mortgage note payable                                        404,000
  Obligations under capital lease                              110,000
                                                             ---------

                                                               514,000
                                                             ---------
Stockholders' Equity:
Capital stock, par value $.001 par value;
  Preferred stock, voting, 8% noncumulative,
    convertible, authorized 7,250,000 shares
    6,000,000 shares issued and outstanding
    (at liquidating value)                                       6,000
  Common stock, authorized 42,750,000 shares,
    7,407,118 shares issued and outstanding                      7,000
   Additional paid-in capital                                1,276,000
   Accumulated deficit                                       ( 704,000)
                                                             ---------
                                                               585,000
                                                             ---------
                                                            $1,488,000
                                                             =========

                         ENVIRO VORAXIAL TECHNOLOGY, INC
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                       For the Three Months           For the Six Months
                                                          Ended June 30,                 Ended June 30,
                                                          2000        1999             2000        1999
                                                          ----        ----             ----        ----


Net sales                                              $  62,000  $  47,000        $  140,000  $  106,000

Cost of goods sold                                        20,000     26,000            57,000      80,000
                                                          ------     ------            ------      ------


Gross profit                                              42,000     21,000            83,000      26,000
                                                          ------     ------            ------      ------

Other (income) and expenses:
 Research and development                                  7,000      -                21,000         -
 General and administrative                              121,000    104,000           253,000     147,000
 Interest expense                                         13,000     10,000            26,000      25,000
 Other income                                           ( 16,000)        -            (31,000)    ( 1,000)
                                                         -------    -------           -------     -------
   Total costs and expenses                              125,000    114,000           269,000     171,000
                                                         -------    -------           -------     -------

Net Loss                                               $( 83,000) $ (93,000)       $( 186,000) $( 145,000)
                                                        =========   ========        ==========  ==========

Basic and diluted (loss)per common share               $(   0.01) $ (  0.01)       $(     .03) $(     .02)
                                                        =========   ========        ==========  ==========
Weighted average number of common shares
  Outstanding                                          7,407,118  6,770,546         7,358,084   6,776,518
                                                       ========== ==========        ==========  ==========


                         ENVIRO VORAXIAL TECHNOLOGY, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                       For the Six Months
                                                                          Ended June 30
                                                                       2000             1999
                                                                       ----             ----
Cash flows from operating activities:
   Net Loss                                                       $ (   186,000)  $ (   145,000)
   Adjustments to Reconcile net loss to net
    cash (used in) provided by operating activities:
      Depreciation                                                       58,000          40,000
      Stock issued for services                                             -            33,000
      Bad debts                                                          24,000             -
  Changes in:
  Accounts receivable                                               (     6,000)         25,000
  Inventory                                                         (    17,000)            -
  Accounts payable and accrued expenses                                  15,000     (    20,000)
                                                                    ------------    ------------

           Net cash used in operating activities                    (   112,000)     (   67,000)
                                                                    ------------    ------------
Cash flows from investing activities:
 Acquisition of property and equipment                              (     4,000)     (   88,000)
                                                                    ------------    ------------

Cash Flows from Financing Activities:
  Proceeds from sale of common stock                                    352,000             -
  Proceeds from  mortgage payable                                           -           186,000
  Repayment of mortgage note payable                                (     4,000)     (    4,000)
  Repayments of obligations under capital leases                    (    24,000)            -
                                                                    ------------    ------------

Net cash provided by financing activities                               324,000         182,000
                                                                    ------------    ------------

Increase (decrease) in cash and
Cash equivalents                                                        208,000          27,000

Cash and cash equivalents, beginning                                     68,000          69,000
                                                                    ------------    ------------

Cash and cash, equivalents, end                                   $     276,000   $      96,000
                                                                    ============    ============


                         ENVIRO VORAXIAL TECHNOLOGY, INC
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - ORGANIZATION AND OPERATIONS

Enviro Voraxial Technology, Inc. (the "Company") operates a high precision engineering machine shop located in Florida, which designs, manufactures and assembles specialized parts and components. Prior to 1999, the Company performed contract- manufacturing services to the aerospace and automotive industries. Since 1999, the Company has been focusing its efforts on developing and marketing the Voraxial Separator ("VAS"). The VAS is a continuous flow turbo machine that efficiently separates mixture of fluids or fluids and solids at extremely high flow rates while achieving very high levels of purity through the utilization of a strong centrifugal force or vortex. The scalability, efficiency and effectiveness of the VAS make the technology universal to any industry requiring the separation of liquids and/or liquids and solids, regardless of the quantity needed to be processed. Potential commercial applications include ballast water exchange, oil/water separation, sewage separation, environmental cleanup and the separation of industrial chemicals.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of consolidation:

The consolidated financial statements as of June 30, 2000 include the accounts of the parent company Enviro Voraxial Technology, Inc. and its wholly owned subsidiary Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

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

                         ENVIRO VORAXIAL TECHNOLOGY, INC
                          NOTES TO FINANCIAL STATEMENTS


         NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[6] Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

General

Management's discussion and analysis contains various forward-looking statements. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or use of negative or other variations or comparable terminology.

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

Three Months ended June 30, 2000 and 1999

Net Sales. Our net sales increased by approximately 32% to $62,000 as compared to $47,000 for the previous three months ended June 30, 1999. This sales increase was primarily do to increased shipments to New Venture Gear in the second quarter of 2000.

Our gross profit was $42,000 for the three months ended June 30, 2000 as compared to $21,000 for the previous three months ended June 30, 1999. This increase in gross profit was also primarily due to shipments to New Venture Gear in the second quarter of 2000.

General and Administrative expenses

General and Administrative expenses increased by 16% to $121,000 for the three months ended June 30, 2000 up from $104,000 for the previous three months ended June 30, 1999. This increase was due to increased marketing efforts for application sales of the Voraxial Separator.

We have rented excess space in our operating facility. Income amounted to $15,000 in the three months ended June 30, 2000. The monthly rental income amounts to $5,000 per month.

Six Months ended June 30, 2000 and 1999

Net Sales. Our net sales increased by approximately 32% to $140,000 as compared to $106,000 for the previous six months ended June 30, 1999. This increase was due to increased contract requirements for New Venture Gear and other various contracts.

Our gross profit was $83,000 for the six months ended June 30, 2000 as compared to $26,000 for the previous six months ended June 30, 1999. During the first six months of 2000, new customer orders of machine work were at a higher margin. The Company is only focusing on higher margin machine work since the concentration and efforts of the Company are centered on marketing and developing the foundation for future growth around the Voraxial Separator.

General and administrative expenses

General and administrative expenses increased by 72% to $253,000 for the six months ended June 30, 2000 up from $147,000 for the previous six months ended June 30, 1999. Increased marketing activities for the Voraxial Separator generated additional general and administrative expenses.

We have rented excess space in our operating facility. Income amounted to $30,000 in the six months ended June 30, 2000. The monthly rental income amounts to $5,000 per month.

Liquidity and capital resources

For the six months ended June 30, 2000 our working capital increased by $203,000 from December 31, 1999. This increase was represented by an increase in cash of $208,000, decrease of accounts receivable of $18,000 inclusive of allowance for doubtful accounts of $24,000, and an increase in inventory of $17,000 and an increase in current liabilities of $15,000. Operating at a loss for the six months negatively impacted our cash position, however we feel that we have sufficient sources for needed capital.

Working capital for the next twelve months will be obtained from a number of sources. The continuing contract for parts supplied to New Venture Gear will be approximately $120,000. We will continue to take on machining contracts to supplement working capital, if necessary, from our past customer. As discussed in "Other Information" the Ballast Water Treatment System, which is centered around the Company's patented Voraxial Separator, has received financial contributions in the form of grants and resources from various entities, such as NOAA, the Port Administration of Maryland and the US Maritime Administration, in support of its Ballast Water Treatment System. Since the Voraxial Separator can enhance the efficiency and productivity in other industries, the Company is also pursuing the development of other systems that can benefit by incorporating the Voraxial Separator. The Company anticipates that as interest and awareness of the Voraxial Separator continues to increase, revenues should begin to be realized from a variety of industries.

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

Continuing losses

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Since 1999 we have encountered expenses in the development of our Voraxial Separators and have had limited revenues from this development. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern.

Cautionary Statement Regarding Forward-Looking Statements:

Certain statements contained in this Section and elsewhere in this report regarding matters that are not, historical facts are forward-looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements, which address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. The differences may be caused by a variety of factors, including, but not limited to, adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of the Company's operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 5.  Other Information

The Company has recently received funding of approximately $300,000 from The National Oceanic and Atmospheric Administration, an agency of the U.S. Department of Commerce. This is one of the largest sea grants ever issued by NOAA and will be used to support testing of a patent pending Ballast Water Treatment System developed by the Company and Maritime Solutions Inc. The Ballast Water Treatment System is a state-of-the-art, high flow rate, ballast water purification technology, which reduces particulate sediment and treats unwanted marine organisms for the distinct purpose of inhibiting the introduction of non-indigenous and invasive marine organisms into local waters. Simultaneously, the system significantly reduces the build-up of sand and sediments in the ships ballast tanks, which can potentially save the industry billions of dollars in cleaning expenses.

The testing is being done in cooperation with the University of Maryland and it is scheduled to begin next month in the Chesapeake Bay area in Baltimore. The Maryland Department of Transportation and the Maryland Port Administration have endorsed the testing of this water treatment system in Baltimore Harbor.

In addition, the Maryland Port Administration has recently committed nearly $363,000 to rigorously test and evaluate the Ballast Water Treatment System as an immediate solution for the treatment of ballast water to the shipping industry. The testing is being done in cooperation with the University of Maryland's Chesapeake Biological Laboratory. Dr. David A. Wright and Dr. Roger Dawson of the Chesapeake Biological Laboratory will be the co-principal investigators for the evaluation. Dr. Wright is an expert in the field of Environmental Toxicology, while Dr. Dawson is an analytical chemist with extensive expertise in the areas of natural product biocides and ultraviolet
(UV) light technology.

The Company and Maritime Solutions Inc. have also received the support of the U.S. Maritime Administration (MARAD), an agency of the U.S. Department of Transportation, to evaluate the Ballast Water Treatment System. Testing will be performed aboard one of MARAD's U.S. Ready Reserve Fleet ships, the Cape May. The Cape May is an 875-foot long cargo carrier of 39,000 dead weight tons and contains 23 ballast tanks with a combined capacity to carry 25,547 metric tons of ballast water.

The testing program is scheduled to begin during the month of August and is being conducted to conform to a recent testing program supported by the U.S. Coast Guard Research and Development Center.

For the purpose of this evaluation, the EVTN Model 8000 Voraxial Separator has been selected. The unit is capable of processing 4,500 gpm of ballast water. The complete ballast water treatment system to be tested will include the utilization of a single 8-inch EVTN Model 8000 Voraxial Separator, an ultraviolet light system and, alternatively, a specific chemical biocide pre-selected to treat marine species.


If accepted for use by the U.S. Coast Guard, Maritime Solutions Inc. will commence selling efforts of a commercial Ballast Water Treatment System within the shipping industry. An application will also be submitted to the International Maritime Organization for approval of the EVTN/Maritime Solutions' Ballast Water Treatment System to be accepted as the alternative to ballast water exchange. Each year, ships exchange about 10 billion metric tons of ballast water. Management believes that the potential market for approved ballast water treatment systems may exceed $2 billion within the next 5 years.

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

DATED: August 14, 2000