Form 10QSB
period 2000-09-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2000-11-14
CIK 1043894

ATLAS PEARLMAN, P.A.
                     350 East Las Olas Boulevard, Suite 1700
                         Fort Lauderdale, Florida 33301


                                                               November 14, 2000


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

                For the quarterly period ended September 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,407,118 Common Stock as of November 14, 2000.

                                      INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Basis of Presentation                                                 2

         Balance Sheet - September 30, 2000                                    3

         Statements  of  Operations  (unaudited)  for the
          Three and Nine Months Ended September 30, 2000 and 1999              4

         Statement of Cash Flows  (unaudited)  for the Nine
          Months Ended September 30, 2000 and 1999                             5

         Notes to Financial Statements                                     6 - 7

Item 2.  Management's Discussion and Analysis and Plan of                  8 - 9
         Operation

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings                                                    10
Item 5.  Other Information                                                    10
Item 6.  Exhibits and reports on Form 8-K                                10 - 11
Signatures                                                                    12





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements of Enviro Voraxial Technology, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 1999 found in the Company's Form 10-KSB.

                         ENVIRO VORAXIAL TECHNOLOGY, INC
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                     ASSETS

                                                                  September 30,
                                                                      2000

Current Assets:
  Cash and cash equivalents                                       $  232,000
  Accounts and other receivable, net                                  21,000
  Inventory                                                          119,000
                                                                  -----------


    Total current assets                                             372,000

Property, plant and equipment, net                                 1,009,000

Other assets                                                           7,000
                                                                  -----------


                                                                  $1,388,000
                                                                  ===========
                           LIABILITIES
Current Liabilities:
  Current Portion of mortgage note payable                        $   10,000
  Current Portion of obligations under capital
   leases                                                             51,000
  Accounts payable and accrued expenses                               98,000
  Due to Stockholders                                                260,000
                                                                  -----------


                                                                     419,000

Noncurrent liabilities:
  Mortgage note payable                                              401,000
  Obligations under capital lease                                    100,000
                                                                  -----------

                                                                     501,000
Stockholders' Equity:
Capital stock, par value $.001 par value;
  Preferred stock, voting, 8% noncumulative, convertible,
    7,250,000 authorized shares 6,000,000 shares issued
    and outstanding (at liquidating value)                             6,000
  Common stock, authorized 42,750,000 shares,
    7,407,118 shares issued and outstanding                            7,000
  Additional paid-in capital                                       1,276,000
  Accumulated deficit                                              ( 821,000)
                                                                  -----------

                                                                     468,000
                                                                  -----------
                                                                  $1,388,000
                                                                  ===========
                                        3





                         ENVIRO VORAXIAL TECHNOLOGY, INC
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                       For the Three Months           For the Nine Months
                                                        Ended September 30,            Ended September 30,
                                                          2000        1999             2000        1999
                                                          ----        ----             ----        ----

Net sales                                              $  51,000  $   7,000        $  192,000  $  113,000

Cost of goods sold                                        21,000      3,000            78,000      83,000
                                                          ------     ------            ------      ------


Gross profit                                              30,000      4,000           114,000      30,000
                                                          ------     ------            ------      ------

Other (income) and expenses:
 Research and development                                 27,000     25,000            48,000      25,000
 General and administrative                              121,000     67,000           374,000     214,000
 Interest expense                                         11,000     16,000            37,000      41,000
 Other income                                           ( 12,000)   ( 8,000)          (43,000)    ( 9,000)
                                                         -------    -------           -------     -------
   Total costs and expenses                              147,000    100,000           416,000     271,000
                                                         -------    -------           -------     -------

Net Loss                                              $( 117,000) $ (96,000)       $( 302,000) $( 241,000)
                                                        =========   ========        ==========  ==========

Basic and diluted (loss)per common share               $(   0.02) $ (  0.01)       $(     .04) $(     .04)
                                                        =========   ========        ==========  ==========
Weighted average number of common shares
  Outstanding                                          7,407,118  6,740,418         7,374,428   6,625,418
                                                       ========== ==========        ==========  ==========



                         ENVIRO VORAXIAL TECHNOLOGY, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                       For the Nine Months
                                                                        Ended September 30
                                                                       2000             1999
                                                                       ----             ----
Cash flows from operating activities:
   Net Loss                                                       $ (   302,000)  $ (   241,000)
   Adjustments to Reconcile net loss to net
    cash (used in) provided by operating activities:
      Depreciation                                                       87,000          60,000
      Stock issued for services                                             -            45,000
      Bad debts                                                          24,000             -
  Changes in:
  Accounts receivable                                                    12,000          45,000
  Inventory                                                         (    19,000)    (     3,000)
  Accounts payable and accrued expenses                                  45,000     (    35,000)
                                                                    ------------    ------------

           Net cash used in operating activities                    (   153,000)     (  129,000)
                                                                    ------------    ------------
Cash flows from investing activities:
 Acquisition of property and equipment                              (     4,000)     (   89,000)
                                                                    ------------    ------------

Cash Flows from Financing Activities:
  Proceeds from sale of common stock                                    362,000             -
  Proceeds from  mortgage payable                                           -           186,000
  Repayment of mortgage note payable                                (     7,000)     (    7,000)
  Repayments of obligations under capital leases                    (    34,000)     (      -  )
                                                                    ------------    ------------

Net cash provided by financing activities                               321,000         179,000
                                                                    ------------    ------------

Increase (decrease) in cash and
Cash equivalents                                                        164,000      (   39,000)

Cash and cash equivalents, beginning                                     68,000          69,000
                                                                    ------------    ------------

Cash and cash, equivalents, end                                   $     232,000   $      30,000
                                                                    ============    ============


                         ENVIRO VORAXIAL TECHNOLOGY, INC
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - ORGANIZATION AND OPERATIONS

Enviro Voraxial Technology, Inc. (the "Company") operates a high precision engineering machine shop located in Florida, which designs, manufactures and assembles specialized parts and components. Prior to 1999, the Company performed contract-manufacturing services to the aerospace and automotive industries. Since 1999, the Company has been focusing its efforts on developing and marketing the Voraxial Separator ("VAS"). The VAS is a continuous flow turbo machine that efficiently separates mixture of fluids or fluids and solids at extremely high flow rates while achieving very high levels of purity through the utilization of a strong centrifugal force or vortex. The scalability, efficiency and effectiveness of the VAS make the technology universal to any industry requiring the separation of liquids and/or liquids and solids, regardless of the quantity needed to be processed. Potential commercial applications include ballast water exchange, oil/water separation, sewage separation, environmental cleanup and the separation of industrial chemicals.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of consolidation:

The consolidated financial statements as of September 30, 2000 include the accounts of the parent company Enviro Voraxial Technology, Inc. and its wholly owned subsidiary Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

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

We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements, that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.
                                        7

Three Months ended September 30, 2000 and 1999

Net Sales. Our net sales increased by approximately 629% to $51,000 as compared to $7,000 for the previous three months ended September 30, 1999. This sales increase was primarily do to increased shipments to New Venture Gear in the third quarter of 2000.

Our gross profit was $30,000 for the three months ended September 30, 2000 as compared to $4,000 for the previous three months ended September 30, 1999. This increase in gross profit was also primarily due to shipments to New Venture Gear in the third quarter of 2000.

General and Administrative expenses

General and Administrative expenses increased by 81% to $121,000 for the three months ended September 30, 2000 up from $67,000 for the previous three months ended September 30, 1999. This increase was due to increased marketing efforts for application sales of the Voraxial Separator.

We have rented excess space in our operating facility. Income amounted to $12,000 in the three months ended September 30, 2000. The monthly rental income amounts to $4,000 per month.

Nine Months ended September 30, 2000 and 1999

Net Sales. Our net sales increased by approximately 70% to $192,000 as compared to $113,000 for the previous nine months ended September 30, 1999. This increase was due to increased contract requirements for New Venture Gear and other various contracts.

Our gross profit was $114,000 for the nine months ended September 30, 2000 as compared to $30,000 for the previous nine months ended September 30, 1999. During the first nine months of 2000, new customer orders of machine work were at a higher margin. The Company is only focusing on higher margin machine work. Concentration and efforts of the Company are centered on marketing and developing the foundation for future growth around the Voraxial Separator.

General and administrative expenses

General and administrative expenses increased by 75% to $374,000 for the nine months ended September 30, 2000 up from $214,000 for the previous nine months ended September 30, 1999. Increased marketing activities for the Voraxial Separator generated additional general and administrative expenses.

We have rented excess space in our operating facility. Income amounted to $42,000 in the nine months ended September 30, 2000. The monthly rental income amounts to $4,000 per month.
                                        8

Liquidity and capital resources

For the nine months ended September 30, 2000 our working capital increased by $102,000 from December 31, 1999. This increase was represented by an increase in cash of $164,000, decrease of accounts receivable of $36,000 inclusive of allowance for doubtful accounts of $24,000, and an increase in inventory of $19,000 and an increase in current liabilities of $45,000. Operating at a loss for the nine months negatively impacted our cash position, however we feel that we have sufficient sources for needed capital.

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

We believe that we have sufficient liquidity to meet all of our cash requirements through the period of the next twelve months after the quarter ended September 30, 2000. An increase in cash flow will be generated by sales and leasing of the Voraxial Separator, which will phase in over the next year.
We believe, however, that additional funding may eventually be necessary to expand marketing programs and specific applications for the Voraxial Separator.

We have raised $362,000 in the first quarter of 2000 through the private placement of our securities pursuant to Regulation D of the Securities Act.

Continuing losses

Since 1999 we have encountered expenses in the development of our Voraxial Separators and have had limited revenues from this development. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. While we have raised funds through the private placement of securities, given our limited operations, we may be unable to continue as a going concern.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 5.  Other Information

As mentioned in the last quarter report, the following events have continued:

The University of Maryland has recently received a commitment of funding of approximately $300,000 from The National Oceanic and Atmospheric Administration, an agency of the U.S. Department of Commerce. This is one of the largest sea grants ever issued by NOAA and will be used to support testing of a patent pending Ballast Water Treatment System developed by the Company and Maritime Solutions Inc. The Ballast Water Treatment System is a state-of-the-art, high flow rate, ballast water purification technology, which reduces particulate sediment and treats unwanted marine organisms for the distinct purpose of inhibiting the introduction of non-indigenous and invasive marine organisms into local waters. Simultaneously, the system significantly reduces the build-up of sand and sediments in the ships ballast tanks, which can potentially save the industry billions of dollars in cleaning expenses.

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

DATED: November 14, 2000