Form 10KSB
period 2000-12-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2001-04-17
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                         Commission file number 0-27445


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

State issuer's revenues (net loss) for its most recent fiscal year. $ (540,000)

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

$0.85 as of April 12, 2001.   $2,401,410.60

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2001: 7,407,118 Shares of Common Stock and 6,000,000 Shares of Preferred Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One)

Yes            No    X
    ------        --------

                                Table of Contents



PART I

Item 1.       Description of Business                                         2

Item 2.       Description of Property                                         8

Item 3.       Legal Proceedings                                               8

Item 4        Submission of Matters to a Vote of Security Holders             8

PART II

Item 5.       Market for Common Equity and
              Related Stockholder Matters                                     9

Item 6.       Management Discussion and Analysis of Financial
              Condition and Plan of Operations                               10

Item 7.       Financial Statements                                           11

Item 8.       Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure                         12

PART III

Item 9.       Directors, Executive Officers, Promoters and
              Control Persons; Compliance With Section 16(a)
              of the Exchange Act                                            13

Item 10.      Executive Compensation                                         13

Item 11.      Security Ownership of Certain Beneficial
              Owners and Management                                          14

Item 12.      Certain Relationships and Related Transactions                 15

Item 13.      Exhibits, Lists and Reports on Form 8-K                        15

PART I

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

              Pursuant to the plan, we reverse split our common stock on a one share for ten share basis and amended our articles of incorporation to increase our authorized capital stock to 50,000,000 shares, $.001 par value.

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

High precision products and services and their market

              We operate a high-precision engineering machine facility in Deerfield Beach, Florida, which designs, manufactures and assembles specialized parts and components for the aerospace and automotive industries. We have performed contract manufacturing services to both small and large customers. To date, all our revenues have been generated from contract manufacturing of specialized components.

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

              Throughout 2000 and for the foreseeable future we will focus our efforts on the development, marketing and sale of our Voraxial Separator. We believe that the growth of the Company will be realized through the successful marketing and sales efforts of the Voraxial Separator.

Voraxial Separator

              The Voraxial Separator is a continuous flow, non-clogging turbo machine that generates a strong vortex capable of separating a mixture of fluids or a combination of fluids and solids by their specific gravities. This process allows heavier elements to form a central core of the vortex itself. Once the vortex separation is established, a simple flow divider separates the flows into two streams, the first, inner stream is composed of the lighter elements, while the second, outer stream is composed of the heavier elements. Unique in its design, the Voraxial Separator is self-contained and can be powered by an electric motor, diesel engine or by hydraulic power generation. Further, the ability of the Voraxial Separator to be scaleable allows it to be utilized in a variety of industries and to process any amount of liquid. The following are the various sizes and the corresponding capacity range:

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

              The Voraxial Separator can transfer any liquid in either direction by reversing the machine's rotation. We currently maintain an inventory of the Voraxial Separator 1000 and Voraxial Separator 2000. During fiscal year 2000, we have delivered Voraxial Separator units to be used on a trial basis in a variety of applications, including sewage, oil, and industrial, after which, arrangements will be made for either payment or return of the products. We have received interest for the Voraxial Separator for other applications and we anticipate delivering units for sale in 2001.

              We believe that our Voraxial Separator offers substantial applications on a cost-effective basis, including: oil and water separation, sewage treatment, sludge removal, wood pulp removal for paper manufacturers, harbor clean-up, deballasting of ships, flood control, farm irrigation, lake and river revitalization, cooling and aeration of thermally polluted waters, clean up of contaminated beaches and plasma separation. We also believe that the separator can be used to recycle water. As clean water becomes less available to the ever-increasing world population, this technology may become more valuable.

              The Voraxial Separator is manufactured and assembled at our Deerfield Beach, Florida location.

Voraxial Separator products and services and their market

              The market for the Voraxial Separator can be best defined as "worldwide." Virtually every industry requires some type of separation process either during the manufacturing process or prior to discharging the water into the environment. As environmental regulations, both domestically and internationally, become more stringent, companies will be required to better treat their wastewater prior to discharge. We believe this offers a great opportunity for the Company as the Voraxial Separator can be utilized in most separation applications to significantly increase the efficiency of the separation processes while simultaneously reduce the cost to the end-user.

              We have shipped units of the Voraxial Separator 1000 and Voraxial Separator 2000 on a rental/lease/trial basis to various companies for agriculture, oil, sewage and industrial applications. Requests have been received to deliver larger models to these companies. We are attempting to obtain future purchase orders and lease agreements. We signed a Sales and Marketing Agreement in the 1st quarter of 2000 with Auxill International of the Netherlands and believe additional Sales and Marketing Agreements will be signed during 2001. To date, the only revenues we have from the Voraxial Separator are from rental fees of pilot programs. These fees have been limited.

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

              We are also subject to an increasingly competitive environment in the automotive and aerospace industries. Moreover, the competitive market has grown in markets for our specific products. We are dependent upon the volume of automobiles sold in the United States, which may fluctuate due to economic conditions, availability and changing consumer preferences. The market for our aeronautical products is highly sensitive to risks associated with uncertain economic conditions, dependence upon congressional and executive approval of spending in the aeronautical industry area and whether the United States government awards contracts to specific aeronautical companies who are our customers.

Marketing

              We market our products and services through our existing staff. We obtain most contracts for high precision products through personal contacts of our president, Alberto DiBella.

              We have executed Sales and Marketing Agreements and Distributorship Agreements that have enabled us to better market our Voraxial Separator within various industries and countries. We have been represented at several trade conferences in both the United States and Europe. We have been invited to present the Voraxial Separator technology to various agencies and conferences such as the conference at King Saud University in Saudi Arabia for the Minister of Water and Agriculture. We anticipate participating in other trade shows and presenting the product to other companies in 2001.

Sources and availability of raw materials

              The materials needed to manufacture our Voraxial Separator have been provided by Baldor Electric Co., Hughes Supply Inc. (an affiliate of our customer, Hughes Electronics) and SKF USA Inc., among other suppliers. We do not anticipate any shortage of raw materials.

              The materials for our high precision manufacturing are obtained from various suppliers based on individual project specifications. Our customers often provide the materials or recommend the suppliers for their projects.

Dependence on major customers

              During the year ended December 31, 1999, two customers accounted for 25% and 60% respectively, of our sales. During the year ended December 31, 2000 one customer accounted for 72% of our sales. This customer represents sales from high precision manufacturing. We believe our reliance from this customer will be reduced in 2001 as we anticipate generating revenues from future customers by the sale and marketing of the Voraxial Separator.

Intellectual property

              We currently hold two patents, United States Patent #5,904,840 and #5,084,189. One patent is for Apparatus for Accurate Centrifugal Separation of Miscible and Immiscible Media, which is for technology invented by our president and sole director, Alberto DiBella, and registered in 1999. The other is for the Method and Apparatus for Separating Fluids having Different Specific Gravities. This is for technology invented by Harvey Richter and registered in 1992 to Richter Systems, Inc. In 1996, we acquired assets, including this patent from Richter Systems, Inc. The method and apparatus for each of these is applied in our Voraxial Separator.

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

              In addition, we may become liable for the costs of removal or remediation of certain hazardous substances released on or in our facilities without regard to whether or not we knew of, or caused, the release of such substances. We believe that we are currently in material compliance with applicable laws and regulations and are not aware of any material environmental violations at any of our current or former facilities. We are unaware of any handling by us of hazardous substances. There can be no assurance, however, that our prior activities did not create a material environmental situation for which we could be responsible or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulation, or an increase in the amount of hazardous substances generated or used by our operations) will not result in any material environmental liability to us or result in a material adverse effect to our financial condition and results of operations.

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

              The aerospace industry is highly regulated in the U.S. by the FAA and is regulated in other countries by similar agencies to ensure that aviation products and services meet stringent safety and performance standards. The FAA prescribes standards and licensing requirements for aircraft components. Because our primary responsibility is to assemble component parts to meet specifications and designs created by our customers prescribed by the FAA, we are not required to obtain any licenses or approvals from the FAA.

Product liability

              Our business exposes us to possible claims of personal injury, death or property damage, which may result from the failure, or malfunction of any component or subassembly manufactured or assembled by us. We currently do not have product liability insurance. Any product liability claim made against us will have a material adverse effect on our business, financial condition or results of operations in light of our poor financial condition, losses and limited revenues. We have plans to obtain product liability insurance in the near future.

Research and development

              In our past two fiscal years, we have spent approximately $230,000 on product research and development. We do not anticipate that this cost will be borne directly by our customers.

              In July 2000, grants totaling $660,000 from NOAA (National Oceanic and Atmospheric Administration) and Maryland Port Administration were given to the University of Maryland to test a Ballast Water Treatment System which utilizes the Voraxial Separator. We did not receive any funds from these grants in 2000 and to date have received only $10,000, which are considerably less than agreed upon.

Employees

              We have four employees. All of these employees work full-time. We have one administrative employee, Alberto Di Bella and a full-time consultant, John A. Di Bella. The balance of our employees participate in the manufacturing of our products. None of our employees are members of a union. We believe that our relationship with our employees is favorable. We intend to add additional employees in the upcoming year, including managers, sales representatives and engineers.

Item 2.       Description of Property

              In May of 1998, we acquired an 18,000 square foot building located at 98 Southeast 7th Street, Deerfield Beach, Florida, for a purchase price of $575,000, of which $431,250 was paid by a mortgage note, amortized over twenty years with a balloon payment at the end of ten years. The note bears interest at an annual rate of 8.50%, which is subject to adjustment on June 1, 2003. This facility should adequately serve our needs in the foreseeable future.

Item 3.       Legal Proceedings

              None.

Item 4.       Submission of Matters to a Vote of Security Holders

              None.

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

              Our common stock is traded on the NASDAQ Over-The-Counter Bulletin Board ("OTCBB") under the symbol EVTN. The bid quotations below, as provided by Interactive Data, have been reported for the period beginning January 1, 1999 and ending December 31, 2000. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                 Bid Quotations

 Period                                 High                         Low

 Quarter Ended:
 March 31, 1999                        $0.19                        $0.07
 June 30, 1999                         $0.84                        $0.07
 September 30, 1999                    $1.38                        $0.50
 December 31, 1999                     $3.50                        $0.90
 March 31, 2000                        $4.25                        $2.13
 June 30, 2000                         $3.75                        $1.50
 September 30, 2000                    $4.06                        $1.44
 December 31, 2000                     $1.84                        $0.75

              We have been advised that seven member firms of the NASD are currently acting as market makers for our common stock. There is no assurance that an active trading market will develop which will provide liquidity for our existing shareholders or for persons who may acquire common stock through the exercise of warrants.

Holders

              As of December 31, 2000, there were approximately 789 holders of record of our common stock outstanding. Our transfer agent is Jersey Transfer & Trust Company, Inc., Post Office Box 36, Verona, New Jersey 07044.

              No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of common stock for future sale will have on the market price of the common stock prevailing from time-to-time. Sales of substantial amounts of common stock on the public market could adversely affect the prevailing market price of the common stock.

Dividends

              We have not paid a cash dividend on the common stock since current management joined our company in 1996. The payment of dividends may be made at the discretion of our board of directors and will depend upon, among other things, our operations, our capital requirements and our overall financial condition. As of the date of this report, we have no intention to declare dividends.

Other Stockholders Matters

              In the first half of 2000, we raised $364,000 through the private placement of our securities pursuant to Regulation D of the Securities Act. We sold 1,216 units to 34 investors. Each unit was comprised of one hundred shares of restricted common stock, par value $.001, and warrants to purchase one hundred shares of common stock exercisable at $6.00 per share and warrants to purchase one hundred shares of common stock exercisable at $9.00 per share. The warrants are exercisable through February 2002.

Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operations

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

Year ended December 31, 2000 and 1999

Net Sales. Our net sales increased by 19% to $195,000 for the year ended December 31, 2000 from $164,000 for the year ended December 31, 1999. The increase was due to increase volume of orders from New Venture Gear. New customer orders of machine work were at a minimum and efforts were focused on marketing of the Voraxial Separator. We anticipate that the marketing efforts for the Voraxial Separator from this past year will begin to generate revenues in 2001, which will reduce our need on revenues generated from high precision manufacturing. We do not expect to generate as much revenue in 2001 from high precision machining as most of our efforts will continue to be focused on building, assembling, marketing and selling the Voraxial Separator.

General and administrative expenses

              General and Administrative expenses decreased by 16% to $460,000 for the year ended December 31, 2000 from $547,000 for the year ended December 31, 1999. The decrease was due to consolidation of administrative efforts. We are reducing the expense allocated towards high precision machining and focusing a majority of our efforts on the marketing of the Voraxial Separator. As such, the general and administrative overhead typically experienced with the high precision machining was reduced and consolidated with the activities supporting the Voraxial Separator.

              We have rented excess space in our facility. Income amounted to $42,000 in the year ended December 31, 2000. This resulted in an increase of 180% from $15,000 in the year ended December 31, 1999.

Liquidity and capital resources

              In the year ended December 31, 2000 our working capital decreased by $90,000 from December 31, 1999. This decrease was represented by an increase in cash of $65,000, decrease of Accounts Receivable of $57,000, decrease in inventory of $25,000, and offset by an increase in current liabilities of $73,000. Operating at a loss for the year negatively impacted our cash position. We anticipate that we will begin generating revenues and positive cash flow from the Voraxial Separator in 2001. To the extent such revenues and corresponding cash flows do not materialize, we will require an infusion of capital to sustain our operations. We can not be assured that the level of revenues will be self sustaining or that required capital will be able to be obtained or if terms of such required capital may be acceptable to us.

              In the first half of 2000, we raised $364,000 through a private placement of our securities pursuant to Regulation D of the Securities Act. Additional funding will eventually be necessary to expand marketing programs and specific applications for the Voraxial Separator.

Continuing losses

              We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Throughout 2000 we have encountered greater expenses in the development of our Voraxial Separators and have had limited rental income for pilot programs from this development. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern. However, we believe that the exposure received in the past year for the Voraxial Separator has positioned the Company to begin generating sales and supply us with sufficient working capital.

Item 7.       Financial Statements

              The financial statements required by this report are included, commencing on F-1.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY


Contents
                                                                        Page

Consolidated Financial Statements

   Independent auditors' report                                          F-2

   Balance sheet as of December 31, 2000                                 F-3

   Statements of operations for the years ended
      December 31, 2000 and 1999                                         F-4

   Statements of stockholders' equity for the years
      ended December 31, 2000 and 1999                                   F-5

   Statements of cash flows for the years ended
      December 31, 2000 and 1999                                         F-6

   Notes to financial statements                                         F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Enviro Voraxial Technology, Inc.


We have audited the accompanying consolidated balance sheet of Enviro Voraxial Technology, Inc. and subsidiary (the "Company") as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Enviro Voraxial Technology, Inc. and subsidiary as of December 31, 2000, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced recurring net losses, negative cash flows from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Richard A. Eisner & Company, LLP
Florham Park, New Jersey
April 5, 2001

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Balance Sheet
December 31, 2000

ASSETS
Current assets:
   Cash and cash equivalents                                     $      133,000
   Inventory                                                             75,000
                                                                 ---------------

      Total current assets                                              208,000

Property, plant and equipment, net                                      939,000

Other assets                                                              2,000
                                                                 ---------------
                                                                 $     1,149,000
                                                                 ===============

LIABILITIES
Current liabilities:
   Current portion of mortgage note payable                      $       11,000
   Current portion of obligations under capital leases                   27,000
   Accounts payable and accrued expenses                                134,000
   Due to stockholder (includes accrued interest of $65,000)            275,000
                                                                 ---------------
                                                                        447,000
                                                                 ---------------
Noncurrent liabilities:
   Mortgage note payable                                                397,000
   Obligations under capital leases                                      73,000
                                                                 ---------------
                                                                        470,000
                                                                 ---------------
Contingency

STOCKHOLDERS' EQUITY Capital stock $.001 par value:
   Preferred stock, voting, 8% noncumulative,
     convertible, authorized 7,250,000 shares,
     6,000,000 issued and outstanding (at
     liquidation value)                                                   6,000
   Common stock, authorized 42,750,000 shares;
     7,407,118 shares issued and outstanding                              7,000
Additional paid-in capital                                            1,276,000
Accumulated deficit                                                  (1,057,000)
                                                                 ---------------

      Total stockholders' equity                                        232,000
                                                                 ---------------

                                                                 $    1,149,000
                                                                 ===============



Attention  is directed to the foregoing auditors' report and to the accompanying
notes to financial statements                                                F-3

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Operations

                                                     Year Ended December 31,
                                                     2000               1999
                                                 -------------     -------------
Contract revenue (Note C)                        $    195,000      $    164,000
                                                 -------------     -------------

Costs and expenses:
   Cost of contract revenue                           135,000           173,000
   General and administrative                         460,000           547,000
   Research and development                           135,000            95,000
                                                 -------------     -------------

      Total costs and expenses                        730,000           815,000
                                                 -------------     -------------

Loss from operations                                 (535,000)         (651,000)
                                                 -------------     -------------

Other (income) expense:
   Interest expense                                    76,000            58,000
   Other income (Note J)                              (71,000)          (17,000)
                                                 --------------     ------------

      Total other (income) expense                      5,000            41,000
                                                 -------------     -------------

(Loss) before income tax benefit                     (540,000)         (692,000)

Income tax (benefit)                                                     34,000
                                                 -------------     -------------

Net (loss)                                       $   (540,000)     $   (658,000)
                                                 =============     =============

Basic and diluted (loss) per common share        $      (0.07)     $      (0.10)
                                                 =============     =============

Weighted average number of common shares
  outstanding                                       7,383,000         6,834,000
                                                 =============     =============



Attention is directed to the foregoing auditors' report and to the  accompanying
notes to financial statements                                                F-4

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity


                                                                                                             Retained
                                                  Preferred Stock        Common Stock         Additional     Earnings
                                              ---------------------  ----------------------    Paid-in     (Accumulated
                                                Shares      Amount      Shares     Amount      Capital        Deficit)      Total
                                              ------------ --------  ------------ ---------  -----------  ------------  ------------
Balance, December 31, 1998                      6,000,000  $ 6,000     6,545,518  $  7,000   $  620,000   $   141,000   $   774,000
Issuance of common stock
   for services                                                          230,000                 82,000                      82,000
Shares issued for services rendered                                      110,000                153,000                     153,000
Issuance of warrants to purchase 400,000
   shares exercisable at $.10 per share for
   fair value of services                                                                        17,000                      17,000
Shares issued upon exercise of warrants                                  400,000                 40,000                      40,000
Net loss for the year ended
   December 31, 1999                                                                                         (658,000)     (658,000)
                                              ------------ --------  ------------ ---------  ------------  ------------  -----------

Balance, December 31, 1999                      6,000,000    6,000     7,285,518     7,000      912,000      (517,000)      408,000

Issuance of shares of common stock at $3 per
   share                                                                 121,600                364,000                     364,000
Net loss for the year ended
   December 31, 2000                                                                                         (540,000)     (540,000)
                                              ------------ --------  ------------ ---------  -----------  ------------  ------------

Balance, December 31, 2000                      6,000,000  $ 6,000     7,407,118  $  7,000   $1,276,000   $(1,057,000)  $   232,000
                                              ============ ========  ============ =========  ===========  ============  ============



Attention is directed to the foregoing auditors' report and to the accompanying notes to financial statements                    F-5

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

                                                                                  Year Ended December 31,
                                                                              ------------------------------
                                                                                   2000            1999
                                                                              --------------  --------------
Cash flows from operating activities:
   Net loss                                                                   $    (540,000)  $    (658,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                                116,000         116,000
        Deferred income taxes                                                                       (34,000)
        Common stock issued for services                                                            235,000
        Warrants issued for services                                                                 17,000
        Gain on sale of equipment                                                   (15,000)
        Changes in:
           Accounts receivable                                                       57,000          12,000
           Inventory                                                                 25,000         112,000
           Other assets                                                               5,000          (5,000)
           Accounts payable and accrued expenses                                     81,000           9,000
                                                                              --------------  --------------

              Net cash used in operating activities                                (271,000)       (196,000)
                                                                              --------------  --------------

Cash flows from investing activities:
   Purchase of property, plant and equipment                                         (3,000)         (2,000)
   Proceeds from sale of equipment                                                   55,000
                                                                              --------------  --------------

              Net cash provided by (used in) investing activities                    52,000          (2,000)
                                                                              --------------  --------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                           364,000
   Repayments of mortgage note payable                                              (10,000)         (9,000)
   Proceeds from sale leaseback of equipment                                                        100,000
   Repayments of obligations under capital leases                                   (85,000)         (2,000)
   Advances from stockholder                                                         15,000          68,000
   Proceeds from exercise of warrants                                                                40,000
                                                                              --------------  --------------

              Net cash provided by financing activities                             284,000         197,000
                                                                              --------------  --------------

Net increase (decrease) in cash and cash equivalents                                 65,000          (1,000)
Cash and cash equivalents, beginning of year                                         68,000          69,000
                                                                              --------------  --------------

Cash and cash equivalents, end of year                                        $     133,000   $      68,000
                                                                              ==============  ==============


Supplemental disclosure of cash flow information:
   Cash paid for interest                                                     $      56,000   $      58,000
   Assets acquired under capital leases                                                       $      87,000







Attention is directed to the foregoing auditors' report and to the accompanying notes to financial statements
                                                                                                          F-6

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 2000


NOTE A - ORGANIZATION AND OPERATIONS

Enviro Voraxial Technology, Inc. (the "Company") operates a high precision engineering machine shop located in Florida which designs, manufactures and assembles specialized parts and components for the aerospace and automotive industries. The Company currently operates within two segments; contract manufacturing services to the aerospace and automotive industries and the manufacture and distribution of the Voraxial Separator. All assets of the Company, except for inventory is associated with contract manufacturing services. All contract revenues and expenses, and general and administrative expenses are associated with contract manufacturing services. All research and development expenses and $14,000 of pilot program income included in other income is associated with the voraxial separator. Since 1999, the Company has been focusing its efforts on developing and marketing the voraxial separator. The voraxial separator is a mechanical device for separating two or more substances having different specific weights. Potential commercial applications include oil/water separation, environmental cleanup and the separation of industrial chemicals.

The Company has experienced net losses, negative cash flows from operations and as of December 31, 2000, has a negative working capital position. There is no assurance that the Company's developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve significant revenues. If the Company is unable to successfully commercialize its technologies, it is unlikely that the Company could continue its business. The Company will continue to require the infusion of capital until operations become profitable. During 2001, the Company anticipates raising additional capital, commencing sales of the voraxial separator and continuing to monitor expenses. There is still substantial doubt about the ability of the Company to continue as a going concern. These financial statements make no adjustment to the classification or amount of assets or liabilities that may be necessary as a result of the going concern uncertainty.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]    Principles of consolidation:

       The consolidated financial statements as of December 31, 2000 include the accounts of the parent company Enviro Voraxial Technology, Inc. and its wholly-owned subsidiary Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

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

[4]    Net loss per share:

       Basic and diluted loss per share has been computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. The convertible preferred stock and warrants have been excluded from the calculation since they would be anti-dilutive. Such equity instruments may have a dilutive effect in the future.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 2000


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[5]    Inventory:

       Inventory consists of components for the voraxial separator and is priced at lower of first-in, first-out cost or market. Inventory includes components held by third parties in connection with pilot programs.

[6]    Use of estimates:

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A significant estimate involves the value of the Company's inventory.

[7]    Income taxes:

       Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred tax assets to the amount expected to be realized.

[8]    Research and development expenses:

       Research and development costs are expensed as incurred.

[9]    Revenue recognition:

       The Company recognizes contract revenue when earned. Shipments to third parties in connection with pilot programs are not recognized as revenue and such components are included in inventory as of December 31, 2000.

[10]   Fair value of financial instruments:

       The carrying amounts of the Company's cash and cash equivalents, accounts payable, and amounts due to stockholders approximate fair value due to their short maturities. Mortgage note payable and obligations under capital leases approximate fair value as the interest rates applicable to these debt instruments are comparable to quoted market prices for similar issues.

[11]   Advertising costs:

       Advertising costs, which amounted to $16,000 and $0 in 2000 and 1999, respectively, are expensed as incurred.


NOTE C - CONCENTRATION OF CREDIT RISK

During 2000, one customer accounted for 72% of contract revenue as compared to two customers accounting for 25% and 60% of contract revenue for the year ended December 31, 1999.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 2000


NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2000 consists of:

           Land and building                                    $      610,000
           Machinery and equipment                                     660,000
           Furniture and fixtures                                       14,000
           Leasehold improvements                                       43,000
           Auto                                                         13,000
                                                                ---------------

                                                                     1,340,000
           Less accumulated depreciation and amortization             (401,000)
                                                                ---------------

           Net property, plant and equipment                    $      939,000
                                                                ===============

Included  in  depreciation  expense  for the year  ended  December  31,  2000 is amortization of equipment under capital leases of $19,000. Accumulated amortization relating to equipment under capital leases aggregated $73,000 as of December 31, 2000. Net book value of equipment under capital leases amounted to $114,000 as of December 31, 2000.


NOTE E - MORTGAGE NOTE PAYABLE

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

Annual maturities of the mortgage note for each of the next five years and thereafter are as follows:

           Year Ending
           December 31,

              2001                                       $    11,000
              2002                                            11,000
              2003                                            12,000
              2004                                            14,000
              2005                                            15,000
              Thereafter                                     345,000
                                                         ------------

                                                         $   408,000
                                                         ============

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 2000


NOTE F - OBLIGATIONS UNDER CAPITAL LEASES

As of December 31, 2000, the future minimum lease payments under capital leases are as follows:

           Year Ending
           December 31,

              2001                                       $   35,000
              2002                                           35,000
              2003                                           35,000
              2004                                           13,000
                                                         -----------
                                                            118,000
             Less amount representing interest              (18,000)
                                                         -----------
                                                            100,000
             Due within one year                             27,000
                                                         -----------

             Due after one year                          $   73,000
                                                         ===========

The obligation under one of the capital leases is the result of the Company entering into a sale leaseback transaction. Since the lease provides for a bargain purchase option, it has been recorded as a capital lease and no gain or loss on the sale has been recognized.


NOTE G - RELATED PARTY TRANSACTIONS

Amount due to a principal stockholder accrues interest at 8% per annum and is due on demand. For the years ended December 31, 2000 and 1999, interest expense aggregated $20,000 and $17,000, respectively.

In January 2000, relatives of a principal stockholder invested $30,000 for 10,000 shares of common stock as part of a private placement as described in Note H below.


NOTE H - CAPITAL TRANSACTIONS

Common stock:

During the year ended December 31, 1999, the Company issued 230,000 common shares valued at $82,000 in exchange for services rendered to the Company. In addition, the Company was obligated to issue 110,000 common shares valued at $153,000 for services rendered to the Company. Such shares were issued in January 2000 and reflected as outstanding as of December 31, 1999. The fair value of the shares issued for services in 1999 is based on the quoted market value for traded shares at the date of the transaction.

During the year ended December 31, 2000, the Company sold 1,216 units of common stock, each unit consisting of 100 shares of common stock, 100 warrants to purchase 100 shares of common stock at an exercise price of $6 per share and 100 warrants to purchase 100 shares of common stock at an exercise price of $9 per share, in a private placement. Net proceeds received by the Company aggregated $364,000. The warrants are exercisable at date of issuance through February 2002.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 2000


NOTE H - CAPITAL TRANSACTIONS (CONTINUED)

Preferred stock:

The preferred stock has voting rights, is convertible and accrues dividends at a rate of 8% per share when and as declared by the Board of Directors. The 6 million shares of preferred stock are convertible into common stock on a one for one basis. However, beginning January 1, 1998, and for each year thereafter through December 31, 2002, for each year revenues increase by $10 million over the preceding years revenue, 1 million preferred shares shall be convertible into 1,200,000 shares of common stock. Upon the satisfaction of the revenue increase condition, the Company will incur a charge to operations. Any shares of preferred stock which have not been converted by December 31, 2002, shall be automatically converted into shares of common stock on a share for share basis.

As of December 31, 2000, 6,400,000 common shares have been reserved for the conversion of preferred stock.

Warrants:

In April 1999, the Company issued a warrant to purchase 400,000 common shares at an exercise price at $.10 per share for services. The value ascribed of $17,000 was determined using the Black-Scholes option pricing model. The assumptions included dividend yield 0%, volatility 311%, expected life 6 months, risk free interest rate of 4.72%. In November 1999, the warrant was exercised and the Company received proceeds of $40,000. As of December 31, 2000, there were 243,200 warrants outstanding.


NOTE I - INCOME TAXES

The significant components of the Company's deferred tax asset and liabilities as of December 31, 2000 are as follows:

           Deferred  income tax assets:
              Net operating losses carryforwards         $   459,000
              Tax credits                                     21,000

           Deferred income tax liabilities:
              Depreciation                                   (21,000)
              Change in tax accounting method                (34,000)
                                                         ------------
                                                             425,000
           Valuation allowance                              (425,000)
                                                         ------------

           Net deferred tax asset                        $         0
                                                         ============

The significant components of the benefit for income taxes for the years ended December 31, 2000 and 1999 are as follows:
                                                       2000            1999
                                                   ------------    ------------
           Deferred:
              Federal                              $  (204,000)    $  (192,000)
              State                                    (31,000)        (33,000)
              Change in valuation allowance            235,000         191,000
                                                   ------------    ------------

                 Total deferred income taxes       $         0     $   (34,000)
                                                   ============    ============

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 2000


NOTE I - INCOME TAXES (CONTINUED)

As of December 31, 2000, the Company has net operating loss carryforwards of approximately $1,218,000 for federal income tax purposes, which expire through 2020.

The difference between the statutory federal income tax rate on the Company's pre-tax loss and the Company's effective income tax rate is summarized as follows:

                                                       2000             1999
                                                      ------          ------
     Statutory federal income tax rate                 34.0%           34.0%
     Other                                              3.7            (5.5)
     Increase in valuation allowance                  (37.7)          (23.6)
                                                      ------          ------

     Effective income tax rate                          0.0%            4.9%
                                                      ======          ======

NOTE J - OTHER INCOME

Other income consists of rental income from the sublease of office space of $42,000 on a month-to-month basis, income aggregating $14,000 from pilot programs temporarily allowing the voraxial separator to be used in 2000 and a gain on sale of equipment of $15,000.


NOTE K - CONTINGENCY

The estimated replacement cost of inventory and property, plant and equipment exceeds the underlying insurance coverage as of December 31, 2000.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

              In February 2000, Richard A. Eisner & Company, LLP was retained as our independent auditors and have audited the 2000 and 1999 financial statements included herein. Prior to Richard A. Eisner & Company, LLP, Millward & Co., of Fort Lauderdale, Florida served as our independent auditors. Millwood & Company resigned as our auditors on November 29, 1999. The report of Millward & Company for the fiscal years ended December 31, 1997 and December 31, 1998 did not contain an adverse opinion, disclaimer of opinion, qualification, or modification as to uncertainty, audit scope or accounting principles. We filed an 8-K to indicate our change in accountants.

              There have been no disagreements with Richard A. Eisner & Company.

PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons

Directors and executive officers

              The following sets forth the names and ages of our officers and directors. Our directors are elected annually by our shareholders, and the officers are appointed annually by our board of directors.

       Name                          Age                    Position

       Alberto DiBella               70                     President, Director

              Alberto DiBella is a graduate of the Florence Technical Institute, Italy, where he obtained a degree in mechanical engineering in 1952. After immigrating to the United States in 1962, Mr. DiBella worked in New Jersey for a major tool manufacturer. From 1988 to 1993, he was the President of E.T.P., Inc, a machining business, where he was responsible for day to day operations of the company. In 1993, he relocated to Florida and founded FPA, our wholly owned subsidiary. Since our inception he has worked in the day to day operations of FPA. He has been our president and chairman since June 1996 and president and chairman of our subsidiary, FPA, since its organization in February 1993. Mr. DiBella holds no directorships in any reporting companies.

Item 10.      Executive compensation

              The following table sets forth compensation awarded to, earned by or paid to our chief executive officer and each executive officer whose compensation exceeded $100,000 for the year ended December 31, 2000. We did not grant any stock options, restricted stock awards or stock appreciation rights or make any long-term incentive plan payments during 2000 or 1999.

As of December 31, 2000, Mr. DiBella, held 2,830,000 restricted shares of our common stock and 6,000,000 restricted shares of our preferred stock. The preferred stock issued to Mr. DiBella is convertible into common stock, at a premium of 1.2:1, in an amount not greater than 1,200,000 shares per year for each revenue increase of $10,000,000 over the revenues of the prior year. If the revenue increase is not $10,000,000 the conversion shall be one for one. Any shares of preferred stock, which have not been converted by Mr. DiBella before December 31, 2002, are automatically converted into shares of common stock on a share-for-share basis.

                                    SUMMARY COMPENSATION TABLE
                                        Annual Compensation

Name                  Year          Salary      Bonus     Other

Alberto DiBella       1999             ---       ---       ---
                      2000             ---       ---       ---

Employment agreements

              Alberto DiBella, our chief executive officer, president and chairman currently does not have an employment contract and did not receive compensation for 2000 or 1999. We intend to enter into an employment agreement with Mr. Alberto DiBella in the future. John A. DiBella is a full-time consultant to the Company and we plan to enter into an employment agreement with him in 2001.

Stock options

              During fiscal year 2000, there were no option or SAR grants to any persons, including any of our executive officers or directors.

Option exercises and holdings

              To date, we have not issued any options or SARs to any persons. No options or SARs were exercised or unexercised during fiscal year 2000.


Item 11.      Security Ownership of Certain Beneficial Owners and Management

              The table below sets forth information with respect to the beneficial ownership of our securities as of December 31, 2000 by:

              1) each person known by us to be the beneficial owner of five percent or more of our outstanding securities, and

              2)  executive officers and directors, individually and as a group.

              Unless otherwise indicated, we believe that the beneficial owner has sole voting and investment power over such shares.

Name and Address of                 Number of Shares          Percentage of
   Beneficial Owner                 Beneficially Owned           Ownership
----------------------              ------------------        -------------

Alberto DiBella (1)                         8,872,000               66.17%
3500 Bayview Drive
Fort Lauderdale, FL  33308

Howard J. Falcon, III, Ttee                 1,709,929               12.75%
For Harvey E. Richter
Irrevocable Trust of 6/26/95
400 A North Flagler Drive #2
West Palm Beach, FL  33401

All officers and directors                  8,872,000               66.17%
as a group (1 person)

(1) Alberto DiBella's beneficial share ownership includes 10,000 shares of common stock owned by his wife, 10,000 shares of common stock owned by his daughter. It also includes 6,000,000 shares of voting convertible non-cumulative, 8% preferred stock, $0.001 par value. These shares are convertible into one share of our common stock based on incentive formulas, which are measured by our overall performance.

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

              From 1994 through 1999, we borrowed approximately $210,000 from our president, Mr. Alberto DiBella, at an annual rate of eight percent (8%) with principal payable on demand. No repayment of interest or loan has been made to date.

              On October 20, 1997, our Chairman, Alberto DiBella, agreed to contribute 5,000,000 shares of common stock to our treasury which shares were cancelled in consideration for the issuance to him of 5,000,000 shares of our preferred stock. Subject to adjustment, the preferred stock issued to Mr. DiBella is convertible into common stock, in an amount not greater than 1,200,000 shares per year commencing January 1, 1998, for each revenue increase of $10,000,000 over the revenues of the prior year. Any shares of preferred stock, which have not been converted by Mr. DiBella before December 31, 2002, shall then be automatically converted into shares of common stock on a share-for-share basis.

              We believe that all transactions with our officers, shareholders and each of our affiliated companies have been made on terms no less favorable to our company than those available from unaffiliated parties.

Item 13.      Exhibits, Lists and Reports on Form 8-K

Exhibit No.           Description of Exhibit

      2               Plan of Merger*
      3(i)            Articles of Incorporation*
      3(ii)           Bylaws*
      4               Share Certificate*
      10              Mortgage Note*
      21              Subsidiaries*
      99              Agreement for Preferred Shares*

*Previously filed

              We have filed a report on Form 8-K that covered our change in auditors as disclosed in Item 8 that occurred during the period covered by this report.

                                   SIGNATURES

              In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on April 16, 2001.

                                    ENVIRO VORAXIAL TECHNOLOGY, INC.


                                    By:/s/ Alberto DiBella
                                           -------------------------------------
                                           Alberto DiBella
                                           President and Chief Executive Officer