Form 10QSB
period 2001-03-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2001-05-21
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   (Mark One)

   [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended March 31, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,407,118 Common Stock as of April 23, 2001.

                                      INDEX

PART 1.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

     Basis of Presentation                                                    2

     Consolidated Balance Sheet (unaudited) - March 31, 2001                  3

     Consolidated Statements  of  Operations  (unaudited)  for the
      Three Months Ended March 31, 2001 and 2000                              4

     Consolidated Statements of Cash Flows (unaudited) for the
      Three Months Ended March 31, 2001 and 2000                              5

     Notes to Consolidated Financial Statements                               6

Item 2.  Management's Discussion and Analysis and Plan of
         Operation                                                            8

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings                                                   10
Item 5.  Other Information                                                   10
Item 6.  Exhibits and reports on Form 8-K                                    10
Signatures                                                                   11

PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements of Enviro Voraxial Technology, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2000 found in the Company's Form 10-KSB.

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Since 2000 we have encountered greater expenses in the development of our Voraxial Separators and have had limited rental income for pilot programs from this development. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern. However, we believe that the exposure received in the past year for the Voraxial Separator has positioned the Company to begin generating sales and supply us with sufficient working capital.

                         ENVIRO VORAXIAL TECHNOLOGY, INC
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                     ASSETS

                                                                    March 31,
                                                                      2001
                                                                  -------------
Current Assets:
  Cash and cash equivalents                                       $     65,000
  Inventory                                                             75,000
                                                                  -------------


         Total current assets                                          140,000

Property, plant and equipment, net                                     912,000

Other assets                                                             2,000
                                                                  -------------

                                                                  $  1,054,000
                                                                  =============
                           LIABILITIES
Current Liabilities:
  Current portion of mortgage note payable                        $     11,000
  Current portion of obligations under capital
   leases                                                               27,000
  Accounts payable and accrued expenses                                127,000
  Due to Stockholder                                                   281,000
                                                                  -------------

         Total current liabilities                                     446,000

Noncurrent liabilities:
  Mortgage note payable                                                395,000
  Obligations under capital leases                                      75,000
                                                                  -------------

                                                                       470,000
Stockholders' Equity:
Capital stock, par value $.001 par value;
  Preferred stock, voting, 8% noncumulative,
    convertible, 7,250,000 authorized
    shares 6,000,000 shares issued and
    outstanding (at liquidating value)                                   6,000
  Common stock, authorized 42,750,000 shares,
    7,407,118 shares issued and outstanding                              7,000
  Additional paid-in capital                                         1,276,000
  Accumulated deficit                                              ( 1,151,000)
                                                                  -------------

                                                                       138,000
                                                                  -------------

                                                                  $  1,054,000
                                                                  =============

                         ENVIRO VORAXIAL TECHNOLOGY, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                  For the Three Months
                                                                                     Ended March 31,
                                                                                    2001        2000
                                                                                 ----------  -----------


Net sales                                                                        $   2,000   $   78,000

Cost of goods sold                                                                   1,000       37,000
                                                                                 ----------  -----------


Gross profit                                                                         1,000       41,000
                                                                                 ----------  -----------

Other (income) and expenses:
 Research and development                                                           38,000       14,000
 General and administrative                                                         53,000      132,000
 Interest expense                                                                   17,000       13,000
 Other income                                                                      (13,000)     (15,000)
                                                                                 ----------  -----------
   Total costs and expenses                                                          95,000     144,000
                                                                                 ----------  -----------

Net Loss                                                                         $( 94,000)  $( 103,000)
                                                                                 ==========  ===========

Basic and diluted (loss)per common share                                         $    (.01)  $     (.01)
                                                                                 ==========  ===========
Weighted average number of common shares
  Outstanding                                                                     7,407,118   7,307,049
                                                                                 =========== ===========


                                      -4-

                         ENVIRO VORAXIAL TECHNOLOGY, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       For the Three Months
                                                                        Ended March 31
                                                                       2001             2000
                                                                    ------------    ------------

Cash flows from operating activities:
   Net Loss                                                       $     (94,000)    $  (103,000)
   Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
      Depreciation                                                       27,000          29,000
      Bad debts                                                               -          24,000
  Changes in:
  Accounts receivable                                                         -         (10,000)
  Inventory                                                                   -           8,000
  Accounts payable and accrued expenses                                  (7,000)         10,000
                                                                    ------------    ------------

           Net cash used in operating activities                        (74,000)        (42,000)
                                                                    ------------    ------------
Cash flows from investing activities:
 Acquisition of property and equipment                                        -          (3,000)
                                                                    ------------    ------------

Cash Flows from financing activities:
  Proceeds from sale of common stock                                          -         352,000
  Increase in note payable - stockholder                                  6,000               -
  Repayment of mortgage note payable                                     (2,000)         (2,000)
  Increase (decrease) of obligations under capital leases                 2,000         (18,000)
                                                                    ------------    ------------

Net cash provided by financing activities                                 6,000         332,000
                                                                    ------------    ------------

Increase (decrease) in cash and
Cash equivalents                                                        (68,000)        287,000

Cash and cash equivalents, beginning                                    133,000          68,000
                                                                    ------------    ------------

Cash and cash, equivalents, end                                     $    65,000     $   355,000
                                                                    ============    ============

                                      -5-

                         ENVIRO VORAXIAL TECHNOLOGY, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Since 2000 we have encountered greater expenses in the development of our Voraxial Separators and have had limited rental income for pilot programs from this development. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern. However, we believe that the exposure received in the past year for the Voraxial Separator has positioned the Company to begin generating sales and supply us with sufficient working capital.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of consolidation:

The consolidated financial statements as of March 31, 2001 include the accounts of the parent company Enviro Voraxial Technology, Inc. and its wholly owned subsidiary Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

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

                         ENVIRO VORAXIAL TECHNOLOGY, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

[11] Interim financial statements

Financial statements as of March 31, 2001 are unaudited but in the opinion of management the financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the comparative financial position and results of operation. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.

NOTE C - SUBSEQUENT EVENT

In April 2001, the Company received $100,000 from a third party investor. The Company is currently negotiating the terms under which the investor will be compensated for providing the Company with these funds. It is anticipated that terms will be finalized in May or June 2001.

Also in April 2001, the Company received approximately $30,000 through the issuance of a note. Interest is payable at 6% with a maturity date of October 2001. The note is convertible on the Company's option.

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

Three Months ended March 31, 2001 and 2000

Net Sales. Our net sales decreased by approximately 97% to $2,000 as compared to $78,000 for the previous three months ended March 31, 2000. This sales decrease is because no shipments to New Venture Gear were made in the first quarter of 2001. New customer orders of machine work were at a minimum as efforts were focused on marketing of the Voraxial Separator. We anticipate that the marketing efforts for the Voraxial Separator from this past year will begin to generate revenues in 2001, which will reduce our need on revenues generated from high precision manufacturing. We do not expect to generate as much revenue in 2001 from high precision machining as most of our efforts will continue to be focused on building, assembling, marketing and selling the Voraxial Separator.

Our gross profit was $1,000 for the three months ended March 31, 2001 as compared to $41,000 for the previous three months ended March 31, 2000. This decrease in gross profit was because no shipments to New Venture Gear were made in the first quarter of 2001.

General and Administrative expenses

General and Administrative expenses decreased by 60% to $53,000 for the three months ended March 31, 2001 down from $132,000 for the previous three months ended March 31, 2000. We are reducing the expense allocated towards high precision machining and focusing a majority of our efforts on marketing of the Voraxial Separator. As such, the general and administrative overhead typically experienced with high precision machining was reduced and consolidated with activities supporting the Voraxial Separator.

We have rented excess space in our operating facility. Income amounted to $13,000 in the three months ended March 31, 2001, as compared to $14,000 for the previous three months ended March 31, 2000. The monthly rental income amounts to $4,000 per month.

Liquidity and capital resources

For the three months ended March 31, 2001 our working capital deficiency increased by $67,000 from December 31, 2000. This increase was represented primarily by an decrease in cash of $68,000. Operating at a loss for the three months negatively impacted our cash position. We anticipate that we will begin generating revenues and positive cash flow from the Voraxial Separator in 2001. To the extent such revenues and corresponding cash flows do not materialize, we will require infusion of capital to sustain our operations. We cannot be assured that the level of revenues will be self sustaining or that required capital will be able to be obtained or if terms of such required capital may be acceptable to us.

Subsequent event

Subsequent to quarter ended March 31, 2001, we received approximately $30,000 through the issuance of a promissory note. Interest is payable at 6% with a maturity date of October 2001. The note is convertible at our option. In addition, we have received approximately $100,000 in funding in consideration for equity in our company. Terms and conditions to be negotiated. The proceeds from the loan and funds are being used for working capital purposes. In addition, we anticipate receiving additional funding within the quarter ended June 30, 2001.

Continuing losses

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Since 2000 we have encountered greater expenses in the development of our Voraxial Separators and have had limited rental income for pilot programs from this development. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern. However, we believe that the exposure received in the past year for the Voraxial Separator has positioned the Company to begin generating sales and supply us with sufficient working capital.

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

         None.

(b)      Reports on Form 8-K

         None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

Enviro Voraxial Technology, Inc.


By:  /s/ Alberto DiBella
Alberto DiBella, Chairman and President

DATED: May 17, 2001.