Form 10QSB
period 2001-06-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2001-08-20
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   (Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended June 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,447,438 Common Stock as of July 26, 2001.

                                      INDEX

PART 1.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Basis of Presentation                                              3

         Consolidated Balance Sheet (unaudited) - June 30, 2001             4

         Consolidated Statements of Operations (unaudited) for
          the Three and Six Months Ended June 30, 2001 and 2000             5

         Consolidated Statements of Cash Flows (unaudited)
          Six Months Ended June 30, 2001 and 2000                           6

         Notes to Consolidated Financial Statements                         7

Item 2.  Management's Discussion and Analysis and Plan of
         Operation                                                          9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings Item                                             12
     5. Other Information Item                                             12
     6. Exhibits and reports on Form 8-K                                   12

Signatures                                                                 13

PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements of Enviro Voraxial Technology, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2000 found in the Company's Form 10-KSB.

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Revenues from Precision Engineering services have declined substantially from prior comparative periods, as the company continues to focus our efforts in marketing and sale of Voraxial Separator. Since 2000 we have encountered greater expenses in the development of our Voraxial Separators and have had limited rental income for pilot programs from this development. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern. However, we believe that the exposure received in the past year for the Voraxial Separator has positioned the Company to begin generating sales and supply us with sufficient working capital. To the extent revenues do not materialize we will require an infusion of capital to continue operations.

                         ENVIRO VORAXIAL TECHNOLOGY, INC
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                     ASSETS

                                                                    June 30,
                                                                      2001

Current Assets:
  Cash and cash equivalents                                       $    91,000
  Accounts Receivable                                                   1,000
  Inventory                                                            75,000
                                                                  ------------
         Total current assets                                         167,000

Property, plant and equipment, net                                    327,000
Asset held for sale, net                                              558,000

Other assets                                                            2,000
                                                                  ------------

                                                                  $ 1,054,000
                                                                  ============

                                   LIABILITIES
Current Liabilities:
  Current portion of mortgage note payable                        $    11,000
  Current portion of obligations under capital
   leases                                                              27,000
  Accounts payable and accrued expenses                               175,000
  Notes Payable                                                        30,000
  Advances                                                            100,000
  Due to Stockholder                                                  288,000
                                                                  ------------


         Total current liabilities                                    631,000

Noncurrent liabilities:
  Mortgage note payable                                               393,000
  Obligations under capital leases                                     63,000
                                                                  ------------


                                                                      456,000
Stockholders' Equity:
Capital stock, par value $.001 par value;
  Preferred stock, voting, 8% noncumulative, convertible,
    7,250,000 authorized shares 6,000,000 shares issued
    and outstanding (at liquidating value)                              6,000
  Common stock, authorized 42,750,000 shares,
    7,447,438 shares issued and outstanding                             7,000
  Additional paid-in capital                                        1,311,000
  Accumulated deficit                                              (1,357,000)
                                                                  ------------

                                                                      (33,000)
                                                                  ------------
                                                                  $ 1,054,000
                                                                  ============

                         ENVIRO VORAXIAL TECHNOLOGY, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        For the Three Months           For the Six Months
                                                           Ended June 30,                Ended June 30,
                                                           2001          2000            2001        2000
                                                       -----------    ---------      -----------  -----------


Net sales                                              $    1,000     $ 62,000       $    3,000   $  140,000

Cost of goods sold                                              0       20,000            1,000       57,000
                                                       -----------    ---------      -----------  -----------


Gross profit                                                1,000       42,000            2,000       83,000
                                                       -----------    ---------      -----------  -----------

Other (income) and expenses:
 Research and development                                  64,000        7,000          102,000       21,000
 General and administrative                               133,000      121,000          186,000      253,000
 Interest expense                                          17,000       13,000           34,000       26,000
 Other income                                              (8,000)     (16,000)         (21,000)     (31,000)
                                                       -----------    ---------      -----------  -----------
   Total costs and expenses                               206,000      125,000          301,000      269,000
                                                       -----------    ---------      -----------  -----------

Net Loss                                               $ (205,000)    $ (83,000)     $ (299,000)  $ (186,000)
                                                       ===========    ==========     ===========  ===========

Basic and diluted (loss) per common share              $     (.03)    $    (.01)     $     (.04)  $     (.03)
                                                       ===========    ==========     ===========  ===========
Weighted average number of common shares
  Outstanding                                           7,414,207     7,307,118       7,410,702    7,358,084
                                                       ===========    ==========     ===========  ===========




                        ENVIRO VORAXIAL TECHNOLOGY, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       For the Six Months
                                                                          Ended June 30
                                                                       2001             2000
                                                                    ------------    ------------

Cash flows from operating activities:
   Net Loss                                                         $  (299,000)     $ (186,000)
   Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
      Depreciation                                                       54,000          58,000
      Bad debts                                                               -          24,000
      Stock issued for services rendered                                 35,000               -
  Changes in:
  Accounts receivable                                                    (1,000)         (6,000)
  Inventory                                                                   -         (17,000)
  Accounts payable and accrued expenses                                  41,000          15,000
                                                                    ------------    ------------

           Net cash used in operating activities                       (170,000)       (112,000)
                                                                    ------------    ------------
Cash flows from investing activities:
 Acquisition of property and equipment                                        -          (4,000)
                                                                    ------------    ------------

Cash flows from financing activities:
  Proceeds from sale of common stock                                          -         352,000
  Notes Payable                                                          30,000               -
  Advances from Investors                                               100,000               -
  Increase in note payable - stockholder                                 13,000               -
  Repayment of mortgage note payable                                     (5,000)         (4,000)
  Capital lease repayments                                              (10,000)        (24,000)
                                                                    ------------    ------------

         Net cash provided by financing activities                      128,000         324,000
                                                                    ------------    ------------

Increase (decrease) in cash and
Cash equivalents                                                        (42,000)        208,000

Cash and cash equivalents, beginning                                    133,000          68,000
                                                                    ------------    ------------

Cash and cash, equivalents, end                                     $    91,000     $   276,000
                                                                    ============    ============

                         ENVIRO VORAXIAL TECHNOLOGY, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - ORGANIZATION AND OPERATIONS

Enviro Voraxial Technology, Inc. (the "Company") is the owner and manufacturer of the patented Voraxial Separator. The Voraxial Separator is a continuous flow turbo machine that efficiently separates mixture of fluids or fluids and solids at extremely high flow rates while achieving very high levels of purity through the utilization of a strong centrifugal force or vortex. The scaleability, efficiency and effectiveness of the Voraxial Separator make the technology universal to any industry requiring the separation of liquids and/or liquids and solids, regardless of the quantity needed to be processed. Prior to 1999, the Company performed contract-manufacturing services to the aerospace and automotive industries through the operation of its high precision engineering machine shop, which designed, manufactured and assembled specialized parts and components. Since 1999, the Company has been focusing its efforts on developing and marketing the Voraxial Separator. Potential commercial applications include ballast water exchange, oil/water separation, sewage separation, environmental cleanup and the separation of industrial chemicals.

We may be unable to continue as a going concern, given our limited operations, lack of revenues and our significant losses to date. Revenues from Precision Engineering services have declined substantially from prior comparative periods, as we continue to focus efforts in the marketing and sale of our Voraxial Separator. Since 2000 we have encountered greater expenses in the development of our Voraxial Separator and have had limited rental income for pilot programs from this development. Consequently, our working capital may not be sufficient and our operating costs may exceed historical operating costs. However, we believe that the exposure received in the past year for the Voraxial Separator has positioned the Company to begin generating sales and supply us with sufficient working capital. The Company is currently working with various clients that have a significant interest in utilizing the Voraxial Separator for the treatment of their wastewater. To the extent revenues do not materialize we will require an infusion of capital to continue operations.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of consolidation:

The consolidated financial statements as of June 30, 2001 include the accounts of the parent company Enviro Voraxial Technology, Inc. and its wholly owned subsidiary Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

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

                         ENVIRO VORAXIAL TECHNOLOGY, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

[10] Fair value of financial instruments:

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable, and amounts due to stockholders approximate fair value due to their short maturities. Mortgage payable, note payable and obligations under capital leases approximate fair value as the interest rates applicable to these debt instruments are comparable to quoted market prices for similar issues.

[11] Interim financial statements

Financial statements as of June 30, 2001 are unaudited but in the opinion of management the financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the comparative financial position and results of operations. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.

Note C - ASSET HELD FOR SALE

On June 13, 2001 the Company accepted a sales contract for the land and buildings at 98 SE 7thStreet, Deerfield Beach, Florida. The sale price is $1,200,000 and company adjusted basis is $558,000.

NOTE D - SUBSEQUENT EVENT

In July, 2001, the Company received $20,000 from a third party investor for purchase of common stock. The Company issued restricted common stock at $.85 per share.

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

Three Months ended June 30, 2001 and 2000

Net Sales. Our net sales decreased by approximately 98% to $1,000 as compared to $62,000 for the comparative three months ended June 30, 2000. This sales decrease is because no shipments to New Venture Gear were made in the second quarter of 2001. The Company has not pursued new customer orders of machine work as efforts were focused on marketing the Voraxial Separator. We anticipate that the marketing efforts for the Voraxial Separator from this past year will begin to generate revenues in 2001, which will compensate for the loss of revenues experienced from the high precision manufacturing business. We do not expect to generate as much revenue in 2001 as we did in 2000 from high precision machining as most of our efforts will continue to focused on building, assembling, marketing and selling the Voraxial Separator.

Our gross profit was $1,000 for the three months ended June 30, 2001 as compared to $42,000 for the previous three months ended June 30, 2000. This decrease in gross profit was because no shipments to New Venture Gear were made in the second quarter of 2001 and no new customers have been pursued in the high precision manufacturing business.

Research and Development Expenses

Research and Development expenses increased by 814% to $64,000, for the three months ended June 30, 2001 up from $7,000 for the previous three months ended June 30, 2000. Expenditures consisted of salaries and wages, along with materials and supplies. Areas of concentration included various industrial applications including ballast water, sewage treatment and oil/ water separation.

General and Administrative Expenses

General and Administrative expenses increased by 10% to $133,000 for the three months ended June 30, 2001 up from $121,000 for the previous three months ended June 30, 2000. We focused a majority of our efforts on marketing of the Voraxial Separator. As such, the general and administrative overhead was consolidated with activities supporting the Voraxial Separator. Further, additional resources were allocated to assist and inform potential customers of the Voraxial Separator.

We have rented excess space in our operating facility. Income amounted to $8,000 in the three months ended June 30, 2001, as compared to $16,000 for the previous three months ended June 30, 2000. Decrease in rental income 2001 over 2000 was due to vacancies.

Six Months ended June 30, 2001 and 2000

Net Sales. Our net sales decreased by approximately 98% to $3,000 as compared to $140,000 for the previous six months ended June 30, 2000. This sales decrease is because no shipments to New Venture Gear were made in the first half of 2001. The Company has not pursued new customer orders of machine work as efforts were focused on marketing the Voraxial Separator. We anticipate that the marketing efforts for the Voraxial Separator from this past year will begin to generate revenues in 2001, which will reduce our need on revenues generated from high precision manufacturing. We do not expect to generate as much revenue in 2001 as we did in 2000 from high precision machining as most of our efforts will continue to be focused on building, assembling, marketing and selling the Voraxial Separator.

Our gross profit was $2,000 for the six months ended June 30, 2001 as compared to $83,000 for the previous six months ended June 30, 2000. This decrease in profit was because no shipments to New Venture Gear were made this year. Research and Development Expenses

Research and Development expenses increased by 386% to $102,000, for the six months ended June 30, 2001 up from $21,000 for the previous six months ended June 30, 2000. Expenditures consisted of Salaries and wages, along with materials and supplies. Areas of concentration included various industrial applications including ballast water, sewage treatment and oil/ water separation.

General and Administrative expenses decreased by 26% to $186,000 for the six months ended June 30, 2001 down from $253,000 for the previous six months ended June 30, 2000. We are reducing the expense allocated towards high precision machining and focusing a majority of our efforts on marketing of the Voraxial Separator. As such, the general and administrative overhead typically experienced with high precision machining was reduced and consolidated with activities supporting the Voraxial Separator.

We have rented excess space in our operating facility. Income amounted to $21,000 in the six months ended June 30, 2001, as compared to $31,000 for the previous six months ended June 30, 2000. Decrease in rental income 2001 over 2000 was due to vacancies.

Liquidity and capital resources

For the six months ended June 30, 2001 our working capital deficiency increased by $225,000 from December 31, 2000. This increase was represented primarily by an decrease in cash of $42,000, increase in payables and loans of $183,000. Operating at a loss for the six months negatively impacted our cash position. We anticipate that we will begin generating revenues and positive cash flow from the Voraxial Separator in the second half of 2001. To the extent such revenues and corresponding cash flows do not materialize, we will require infusion of capital to sustain our operations. We cannot be assured that the level of revenues will be self sustaining or that required capital will be able to be obtained or if terms of such required capital may be acceptable to us.

On June 13, 2001 the Company accepted a sales contract for the property at 98 SE 7thStreet, Deerfield Beach, Florida. The sale price is $1,200,000 and company adjusted basis is approximately $558,000. The Company will utilize the funds for working capital, including hiring additional employees, building more inventory, and expanding its sales & marketing efforts. The Company is in the process of locating to a new operating facility.

Due to the lack of funds received by the Company from grants, which were issued by NOAA and Maryland Port Administration, the Company is no longer associated with the Ballast Water Program in Maryland. Management decided it was not in the best interest of the Company to continue working with the NOAA and Maryland Port Administration after the financial assistance that was agreed upon by Maritime Solutions, Inc.(the managing company) was not received. The Company is still pursuing the Ballast Water program independently. Furthermore, the Company has terminated its exclusivity agreement with Maritime Solutions Inc. and is now engaging other firms in the marine industry.

Subsequent event

In July 2001, the Company received $20,000 from a third party investor for purchase of common stock. The Company issued restricted common stock at $.85 per share.

Continuing losses

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Since 2000 we have encountered greater expenses in the development of our Voraxial Separators and have had limited rental income for pilot programs from this development. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern. However, we believe that the exposure received in the past year for the Voraxial Separator has positioned the Company to begin generating sales and supply us with sufficient working capital. The Company is currently working with various clients that have a significant interest in utilizing the Voraxial Separator for the treatment of their wastewater.

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

DATED: August 20, 2001.