Form 10QSB
period 2001-09-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2001-11-15
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2001

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

               821 N.W. 5th Place, Fort Lauderdale, Florida 33305
                    (Address of principal executive offices)
                                 (954) 421-6141
                           (Issuer's telephone number)

               98 S.E. 7th Street, Deerfield Beach, Florida 33441
              (Former Name, former address and former fiscal year,
                         if changed since last Report.)

Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,470,968 Common Stock as of October 26, 2001.

                                      INDEX

PART 1.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Basis of Presentation

         Consolidated Balance Sheet (unaudited) - September 30, 2001

         Consolidated Statements of Operations (unaudited) for the Three and
          Nine months Ended September 30, 2001 and 2000

         Consolidated Statements of Cash Flows (unaudited) Nine months Ended
          September 30, 2001 and 2000

         Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis and Plan of
         Operation

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 5.  Other Information
Item 6.  Exhibits and reports on Form 8-K

Signatures

PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements of Enviro Voraxial Technology, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2000 found in the Company's Form 10-KSB.

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Revenues from Precision Engineering services have declined substantially from prior comparative periods, as the company continues to focus our efforts in marketing and sale of the Voraxial Separator. Since 2000 we have encountered greater expenses in the development of our Voraxial Separators and have had limited rental income for pilot programs from this development. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern. However, we believe that the exposure received in the past year for the Voraxial Separator has positioned the Company to begin generating sales and supply us with sufficient working capital. The Company has received verbal confirmation of pending sales, which are anticipated to be consummated sometime in the fourth quarter. Although these sales may not be substantial in volume or revenues, it provides the company with its first penetration into the market. To the extent revenues do not materialize as planned, we will require an infusion of capital to continue operations.

                         ENVIRO VORAXIAL TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                     ASSETS

                                                                   September 30,
                                                                       2001

Current Assets:
  Cash and cash equivalents .................................       $    27,000
  Accounts Receivable .......................................            17,000
  Inventory .................................................            75,000
                                                                    -----------
         Total current assets ...............................           119,000

Property, plant and equipment, net ..........................           154,000
Asset held for sale, net ....................................           632,000

Other assets ................................................            11,000
                                                                    -----------



                                                                    $   916,000
                                                                    ===========

                                  LIABILITIES

Current Liabilities:
  Current portion of mortgage note payable ..................       $    11,000
  Current portion of obligations under capital
   leases ...................................................            27,000
  Accounts payable and accrued expenses .....................           186,000
  Notes Payable .............................................            30,000
  Due to Investor ...........................................           100,000
  Due to Stockholder ........................................           293,000
                                                                    -----------


         Total current liabilities ..........................           647,000

Noncurrent liabilities:
  Mortgage note payable .....................................           378,000
  Obligations under capital leases ..........................            62,000
                                                                    -----------


                                                                        440,000
Stockholders' Equity (Deficiency):
Capital stock, par value $.001 par value;
  Preferred stock, voting, 8% noncumulative,
    convertible, 7,250,000 authorized
    shares 6,000,000 shares issued
    and outstanding (at liquidating value) ..................             6,000
  Common stock, authorized 42,750,000 shares,
    7,470,968 shares issued and outstanding .................             7,000
  Additional paid-in capital ................................         1,331,000
  Accumulated deficit .......................................        (1,515,000)
                                                                    -----------

                                                                       (171,000)
                                                                    -----------
                                                                    $   916,000
                                                                    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              For the Three Months           For the Nine months
                                               Ended September 30,           Ended September 30,
                                               2001           2000           2001           2000
                                               ----           ----           ----           ----


Net sales ...............................   $    20,000    $    51,000    $    23,000    $   192,000

Cost of goods sold ......................         4,000         21,000          5,000         78,000

                                            -----------    -----------    -----------    -----------


Gross profit ............................        16,000         30,000         18,000        114,000
                                            -----------    -----------    -----------    -----------

Research and development ................        38,000         27,000        140,000         48,000
General and administrative ..............        58,000        121,000        244,000        374,000
                                            -----------    -----------    -----------    -----------
                                                 96,000        148,000        384,000        422,000
Other (income) and expenses:
 Write-down on assets held for sale .....        84,000         84,000
 Interest expense .......................         6,000         11,000         40,000         37,000
 Other income ...........................       (12,000)       (12,000)       (33,000)       (43,000)
                                            -----------    -----------    -----------    -----------
   Total costs and expenses .............       174,000        147,000        475,000        416,000
                                            -----------    -----------    -----------    -----------

Net Loss - comprehensive loss ...........   $  (158,000)   $  (117,000)   $  (457,000)   $  (302,000)

                                            ===========    ===========    ===========    ===========

Basic and diluted (loss) per common share   $      (.02)   $      (.02)   $      (.06)   $      (.04)
                                            ===========    ===========    ===========    ===========
Weighted average number of common shares
  Outstanding ...........................     7,454,855      7,407,118      7,427,636      7,374,428
                                            ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           For the Nine months
                                                           Ended September 30,
                                                            2001         2000
                                                            ----         ----
Cash flows from operating activities:
   Net Loss ..........................................   $(457,000)   $(302,000)
Adjustments to reconcile net loss to net
 cash (used in) provided by operating activities:
      Write-down on assets held for sale .............      84,000
      Depreciation ...................................      69,000       87,000
      Bad debts ......................................           -       24,000
      Stock issued for services rendered .............      35,000            -
  Changes in:
  Accounts receivable ................................     (17,000)      12,000
  Inventory ..........................................     (19,000)
  Deposits ...........................................     (10,000)           -
  Accounts payable and accrued expenses ..............      52,000       45,000
                                                         ---------    ---------

         Net cash used in operating activities .......    (244,000)    (153,000)
                                                         ---------    ---------
Cash flows from investing activity:
 Acquisition of property and equipment ...............           -       (4,000)
                                                         ---------    ---------

Cash flows from financing activities:
  Proceeds from sale of common stock .................      20,000      362,000
  Notes Payable ......................................      30,000            -
  Advances from Investors ............................     100,000            -
  Increase in note payable - stockholder .............      18,000            -
  Repayment of mortgage note payable .................     (19,000)      (7,000)
  Capital lease repayments ...........................     (11,000)     (34,000)
                                                         ---------    ---------

         Net cash provided by financing activities ...     138,000      321,000
                                                         ---------    ---------

Increase (decrease) in cash and
Cash equivalents .....................................    (106,000)     164,000

Cash and cash equivalents, beginning .................     133,000       68,000
                                                         ---------    ---------

Cash and cash equivalents, ending ....................   $  27,000    $ 232,000
                                                         =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE A - ORGANIZATION AND OPERATIONS

Enviro Voraxial Technology, Inc. (the "Company") is the owner and manufacturer of the patented Voraxial Separator. The Voraxial Separator is a continuous flow turbo machine that efficiently separates mixture of fluids or fluids and solids at extremely high flow rates while achieving very high levels of purity through the utilization of a strong centrifugal force or vortex. The scaleability, efficiency and effectiveness of the Voraxial Separator make the technology universal to any industry requiring the separation of liquids and/or liquids and solids, regardless of the quantity needed to be processed. Prior to 1999, the Company performed contract-manufacturing services to the aerospace and automotive industries through the operation of its high precision engineering machine shop, which designed, manufactured and assembled specialized parts and components. Since 1999, the Company has been focusing its efforts on developing and marketing the Voraxial Separator. Potential commercial applications include sewage separation, oil/water separation, environmental cleanup, ballast water exchange, and the separation of industrial chemicals.

The Company may be unable to continue as a going concern, given its limited operations, lack of revenues and significant losses to date. Revenues from Precision Engineering services have declined substantially from prior comparative periods, as the Company continues to focus efforts in the marketing and sale of its Voraxial Separator. Since 2000 the Company has encountered greater expenses in the development of its Voraxial Separator and has had limited rental income for pilot programs from this development. Consequently, working capital may not be sufficient and operating costs may exceed historical operating costs. However, the Company believes that the exposure received in the past year for the Voraxial Separator has positioned the Company to begin generating sales and supply it with sufficient working capital. The Company is currently working with various clients that have a significant interest in utilizing the Voraxial Separator for the treatment of their wastewater. The Company has received verbal confirmation of pending sales, which are anticipated to be consummated sometime in the fourth quarter. Although these sales may not be substantial in volume or revenues, it provides the company with its first penetration into the market. To the extent revenues do not materialize the Company will require an infusion of capital to continue operations.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of consolidation:

The consolidated financial statements as of September 30, 2001 include the accounts of the parent company Enviro Voraxial Technology, Inc. and its wholly owned subsidiary Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

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

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

[11] Interim financial statements

Financial statements as of September 30, 2001 are unaudited but in the opinion of management the financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the comparative financial position and results of operations. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.

Note C - SUBSEQUENT EVENTS

On October 9, 2001 the Company finalized the sale for the land and buildings at 98 SE 7thStreet, Deerfield Beach, Florida. The sale price was $1,200,000 and Company adjusted basis is $558,000.

In October, the Company sold equipment which was used to machine high precision manufacturing components for its previous clientele, which includes companies within the aerospace, automotive and health care industry. The Company received $74,000 for the sale of these assets and company adjusted basis is $158,000. As a result, the Company recorded a charge in the amount of $84,000 to reduce these assets held for sale to estimated net realizable value.

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

Three Months ended September 30, 2001 and 2000

Our net sales decreased by approximately 61% to $20,000 as compared to $51,000 for the comparative three months ended September 30, 2000. This sales decrease is because the high precision manufacturing business has been discontinued with only occasional sales in 2001. The Company has not pursued new customer orders of machine work as efforts were focused on marketing the Voraxial Separator. We anticipate that the marketing efforts for the Voraxial Separator from this past year will begin to generate revenues in 2001, which will compensate for the loss of revenues experienced from the high precision manufacturing business. We do not expect to generate significant revenue in 2001 from high precision machining as most of our efforts will continue to focused on building, assembling, marketing and selling the Voraxial Separator.

Our gross profit was $16,000 for the three months ended September 30, 2001 as compared to $30,000 for the previous three months ended September 30, 2000. This decrease in gross profit was because only occasional sales of high precision manufacturing were made in the third quarter of 2001 and no new customers have been pursued in the high precision manufacturing business.

Research and Development expenses increased by 41% to $38,000, for the three months ended September 30, 2001 up from $27,000 for the previous three months ended September 30, 2000. Expenditures consisted of salaries and wages, along with materials and supplies. Areas of concentration included various industrial applications including sewage treatment, oil/ water separation and ballast water.

General and Administrative expenses decreased by 52% to $58,000 for the three months ended September 30, 2001 down from $121,000 for the previous three months ended September 30, 2000 due to the elimination of general and administrative overhead related to precision machining which was eliminated. We focused all of our efforts on marketing the Voraxial Separator. Additional general and administrative overhead was developed to support the Voraxial Separator activities.

We have rented excess space in our operating facility. Income amounted to $12,000 in the three months ended September 30, 2001 and September 30, 2000. We will not continue generating rental income in the fourth quarter as the building was sold. In addition, we recorded a charge of $84,000 to write-down assets held for sale to net realizable value.

Nine Months ended September 30, 2001 and 2000

Our net sales decreased by approximately 88% to $23,000 as compared to $192,000 for the previous nine months ended September 30, 2000. This sales decrease is because the high precision manufacturing business has been discontinued with only occasional sales in 2001. The Company has not pursued new customer orders of machine work as efforts were focused on marketing the Voraxial Separator. We anticipate that the marketing efforts for the Voraxial Separator from this past year will begin to generate revenues in 2001, which will reduce our need on revenues generated from high precision manufacturing. We do not expect to generate significant revenues in 2001 from high precision machining as most of our efforts will continue to be focused on building, assembling, marketing and selling the Voraxial Separator.

Our gross profit was $18,000 for the nine months ended September 30, 2001 as compared to $114,000 for the previous nine months ended September 30, 2000. This decrease in profit was because of limited sales of high precision machine work.

Research and Development expenses increased by 192% to $140,000, for the nine months ended September 30, 2001 up from $48,000 for the previous nine months ended September 30, 2000. Expenditures consisted of salaries and wages, along with materials and supplies. Areas of concentration included various industrial applications including ballast water, sewage treatment and oil/ water separation.

General and Administrative expenses decreased by 35% to $244,000 for the nine months ended September 30, 2001 down from $374,000 for the previous nine months ended September 30, 2000. We focused all of our efforts on marketing of the Voraxial Separator. As such, the general and administrative overhead typically experienced with high precision machining was eliminated and activities supporting the Voraxial Separator were developed.

We have rented excess space in our operating facility. Income amounted to $33,000 in the nine months ended September 30, 2001, as compared to $43,000 for the previous nine months ended September 30, 2000. The decrease in rental income was due to vacancies.

Liquidity and capital resources

For the nine months ended September 30, 2001 our working capital deficiency increased by $289,000 from December 31, 2000. This increase was represented primarily by a decrease in cash of $106,000, an increase in accounts receivable of $17,000, and an increase in payables and loans of $200,000. Operating at a loss for the nine months negatively impacted our cash position. We anticipate that we will begin generating revenues and positive cash flow from the Voraxial Separator in the fourth quarter of 2001. To the extent such revenues and corresponding cash flows do not materialize, we will require infusion of capital to sustain our operations. We cannot be assured that the level of revenues will be self sustaining or that required capital will be able to be obtained or if terms of such required capital may be acceptable to us.

On June 13, 2001 the Company entered into a sales contract for the sale of its property located at 98 SE 7thStreet, Deerfield Beach, Florida. The sale price is $1,200,000 and company adjusted basis is approximately $558,000. The sale closed October 9, 2001. The Company will utilize the funds for working capital, including hiring additional employees, building more inventory, and expanding its sales & marketing efforts. The Company has relocated to a 9,000 sq. ft building in an industrial park in Fort Lauderdale, Florida.

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

DATED: November 14 2001.