Form 10KSB
period 2001-12-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2002-04-16
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                         Commission file number 0-27445


                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                        --------------------------------
                 (Name of Small Business Issuer in its Charter)


                  Idaho                                  83-0266517
                  -----                             -------------------
     (State or Other Jurisdiction of                 (I.R.S. Employer
      Incorporation or Organization)                Identification No.)


                821 NW 57th Place, Fort Lauderdale, Florida 33309
                -------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (954) 958-9968
                                 --------------
                           (Issuer's Telephone Number)

              Securities registered under Section 12(b) of the Act:


          Title of Each Class     Name of Each Exchange on Which Registered
          -----------------------------------------------------------------
                                      None

         Securities registered under Section 12(g) of the Exchange Act:


                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

State issuer's revenues (net loss) for its most recent fiscal year. $ (86,000)

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days ($0.88 as of April 11, 2002). $2,495,142.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2002: 7,470,968 Shares of Common Stock and 6,000,000 Shares of Preferred Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One)

Yes [ ]        No [X]

                                Table of Contents

                                                                                Page
                                                                                ----
PART I

Item 1.       Description of Business                                            1

Item 2.       Description of Property                                            7

Item 3.       Legal Proceedings                                                  7

Item 4        Submission of Matters to a Vote of Security Holders                7

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters           8

Item 6.       Management Discussion and Analysis of Financial Condition and
              Plan of Operations                                                 9

Item 7.       Financial Statements                                              11

Item 8.       Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure                                              11

PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act                 12

Item 10.      Executive Compensation                                            12

Item 11.      Security Ownership of Certain Beneficial Owners and Management    13

Item 12.      Certain Relationships and Related Transactions                    14

Item 13.      Exhibits, Lists and Reports on Form 8-K                           15

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

         Pursuant to the plan, we reverse split our common stock on a one share for ten share basis and amended our articles of incorporation to increase our authorized common stock to 50,000,000 shares, $.001 par value.

General

         Enviro Voraxial Technology, Inc. (the "Company") is a growing leader in environmental separation technology. The Company has developed and patented the Voraxial Separator, which is a technology that efficiently separates solids and liquids with distinct specific gravity. This separation quality is achieved with a smaller, lighter and more energy efficient machine than comparable products on the market today that is capable of processing low throughputs up to over 10,000 gallons per minute. The Company believes the Voraxial Separator technology can help protect the environment and its natural resources while simultaneously make industry more productive.

         As a result of the size and efficiency advantages that the Voraxial Separator solution presents to the end user, it has created a myriad of market opportunities for the Company. While revenues have been limited to date, primarily in the form of trial programs, the Company is presently marketing Voraxial Separator solutions for the energy drilling, sewage, marine/oil-spill, and waste-to-energy industries. As companies in these industries seek to develop greater advantages or differentiators, the Voraxial Separator will enable them to dramatically increase their productivity while decreasing their costs.

         Additionally, the Company expects market opportunities to present themselves as a result of increased government regulations and standards enforced by the Environmental Protection Agency ("EPA").

Business

         The Company has concentrated its efforts on a proprietary technology that has been incorporated into a patented device known as the Voraxial Separator and has begun increasing the awareness of major equipment manufacturers and end-users throughout various industrial sectors as described earlier.

         In the past year, the Company has been involved in discussions with several large companies and government agencies that are involved in the development, manufacturing, and sales of cutting-edge separation technology to a wide range of end-users throughout various industrial sectors. The Company has received a great deal of interest from a variety of industries. Although many different industries can utilize and benefit from the Voraxial Separator, the Company is focusing its efforts on a few key opportunities, including energy drilling, sewage, oil spill and waste to energy markets throughout the US, Europe, Middle East, and South America.

         Until recently, the Company has operated a high-precision engineering machine facility, which designed, manufactured and assembled specialized parts and components for the aerospace and automotive industries. Historically, revenues have been generated from contract manufacturing of specialized components for use in both the private and government sectors.

         Previous projects have involved the production of specialized space navigational and guidance components for Allied Signal Aerospace and The Department of Defense; gears for General Motors Corporation and New Venture Gear to be used in design and assembly of automotive transmissions; and specialty components for Hughes Electronics. The Company has also provided engineering services to the General Motors/Volvo Heavy Truck Division and machines and assembled components such as high precision castings, precision tools and fixtures, beryllium and ceramics, deep brazing, Computer Numerical Control (CNC) machining and tuning and precision jig boring and assembly.

         The Company has shifted its focus from the high precision manufacturing business to the opportunity presented by the Voraxial Separator as management believes that is where significant growth for the Company will occur. We will continue to utilize our engineering expertise to manufacture the Voraxial Separator in-house. Although revenues from the Voraxial Separator have been nominal since inception, we believe that the in the near future that substantial revenues will begin to be generated from the Voraxial Separator.

Voraxial Separator

         The Voraxial Separator is a continuous flow turbo machine that generates a strong centrifugal force, or a vortex, capable of separating light and heavy liquids, such as oil and water, or any other combination of liquids and solids at extremely high flow rates. As the fluid passes through the machine, the Voraxial Separator accomplishes this separation through the creation of a vortex. In liquid/liquid and liquid/solid mixtures, this vortex causes the heavier compounds to gravitate to the outside of the flow and the lighter elements to move to the center where an inner core is formed. The liquid stream processed by the machine is divided into separate streams of heavier and lighter liquids and solids. As a result of this process, separation is achieved.

         Unique in its design, the Voraxial Separator is a self-contained, non-clogging device that can be powered by an electric motor, diesel engine or by hydraulic power generation. Further, the Voraxial Separator's scalability allows it to be utilized in a variety of industries and to process various amounts of liquid. The following are the various sizes and the corresponding capacity range:

                                    PRODUCT AND CAPACITY RANGE

        Model               Diameter                Capacity Range                 Weight
        Number                Size                Gallons Per Minute              In Pounds
        ------              --------              ------------------              ---------
         1000              1 inch                    5-16                             11
         2000              2 inches                  25-100                           20
         4000              4 inches                  300-900                          65
         8000              8 inches                  2,000-6,000                     208
         1600              16 inches                 20,000-50,000                   400
         3200              32 inches                 130,000-150,000                 800

         The Voraxial Separator can transfer various liquids in either direction by reversing the machine's rotation. We currently maintain an inventory of various models of the Voraxial Separator. During fiscal year 2001, we have furthered tested, demonstrated and delivered on a trial basis the Voraxial Separator units to many companies within various industries including energy production, sewage, oil spill, and waste-to-energy. The Company has provided the Voraxial Separator unit to several firms on a trial basis and is engaged in discussions to deliver additional Voraxial Separator units on an income-producing basis.

         Management believes that our Voraxial Separator offers substantial applications on a cost-effective basis, including: oil and water separation, sewage treatment, sludge removal, manufacturing, wood pulp removal for paper manufacturers, harbor clean-up, deballasting of ships, flood control, farm irrigation, lake and river revitalization, cooling and aeration of thermally polluted waters, clean up of contaminated beaches and plasma separation. We also believe that the separator can be used to recycle water. As clean water becomes less available to the ever-increasing world population, this technology may become more valuable.

         The Voraxial Separator is now manufactured and assembled at our Fort Lauderdale, Florida location by our wholly-owned subsidiary, Florida Precision Aerospace.

Voraxial Separator products, services, and the market

         The need for effective and cost efficient separation technology is global in scale. Virtually every industry requires some type of separation process either during the manufacturing process or prior to discharging the water into the environment. A short list of just some of the areas where separation technology is employed is: oil production, oil remediation services, municipal sewage treatment, bilge water purification, metal finishing, manufacturing, agricultural production, dredging, coal pond clean-up, removing of organic material from salt and fresh water environments, and numerous other industrial production and environmental remediation processes.

         If, as we expect, environmental regulations, both domestically and internationally, become more stringent, companies will be required to more effectively treat their wastewater prior to discharge. We believe this offers a great opportunity for the Company as the Voraxial Separator can be utilized in most separation applications to significantly increase the efficiency of the separation processes while simultaneously reduce the cost to the end-user.

         Further, management will only pursue the industries whereby the customer will either see a decrease in cost or an increase in revenues. As the Voraxial Separator can provide an efficient means to separate contaminants from water, it also enables the customer to conduct such operations while utilizing less energy and a smaller footprint than conventional equipment in the market today.

         Units of the Voraxial Separator have been shipped in the past on a trial basis to many different companies that include a wide range of industrial applications. Additional requests have been made by some of these businesses for delivery of larger models to conduct additional testing. The Company continues to strive in building awareness of the superior separation capabilities of the Voraxial Separator to companies in several key industries which management believes have the ability to establish its Voraxial Separator technology as an industry-wide standard.

Anticipated Business of the Company

         In fiscal year 2002 management intends to initially concentrate its marketing efforts in the following industrial sectors: oil production, municipal sewage treatment, oil spill and waste-to-energy. Industry-wide acceptance in any of these specific sectors could imply extensive marketing and sales opportunities on a global scale. The Company is currently in discussions with companies in one or more of these areas either domestically and/or internationally. Currently, interests have been expressed by companies, which collectively have operations in North America, South America, Europe, the Middle East, Australia, and the Virgin Islands.

Inventory

         Other than our Voraxial Separators, we maintain no inventory of finished parts until we receive a customer order. We currently have various models of the Voraxial Separator in inventory, which includes certain models located at third party facilities on a trial basis.

         Florida Precision contract manufacturing is not initiated until corresponding specifications have been obtained from a customer. Typically, a customer seeking the manufacture of components will provide us with diagrams and specifications. We complete any remaining design services and begin manufacturing the components pursuant to the specific contract or purchase order.

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

Marketing

         The Company's products and services are marketed through our existing staff and specific distributors currently focused in the US, Europe, Middle East, and South America.

         We have executed Sales and Marketing Agreements and Distributorship Agreements that have enabled us to promote our Voraxial Separator within various industries and countries. We have been represented at several trade conferences in both the United States and Europe. We anticipate participating in other trade shows and presenting the product to other companies in 2002.

Sources and availability of raw materials

         The materials needed to manufacture our Voraxial Separator have been provided by Baldor Electric Co., Hughes Supply Inc. and SKF USA Inc., among other suppliers. We do not anticipate any shortage of component parts.

         The materials for our high precision manufacturing are obtained from various suppliers based on individual project specifications. Our customers often provide the materials or recommend the suppliers for their projects.

Intellectual property

         We currently hold several patents pertaining to the Voraxial Separator and are continually working on developing other patents. The Company owns United States Patent #6,248,231, #5,904,840 and #5,084,189. The latest patent, Patent #6,248,231was registered in 2001 for Apparatus with Voraxial Separator and Analyzer. Patent #5,904,840 is for Apparatus for Accurate Centrifugal Separation of Miscible and Immiscible Media, which is for technology invented by our president and sole director, Alberto DiBella, and registered in 1999. The other is for the Method and Apparatus for Separating Fluids having Different Specific Gravities. This is for technology invented by Harvey Richter and registered in 1992 to Richter Systems, Inc. In 1996, we acquired assets, including this patent from Richter Systems, Inc. The method and apparatus for each of these is applied in our Voraxial Separator.

Governmental approvals and regulations; environmental compliance

         Our operations are subject to extensive and frequently changing federal, state and local laws and substantial regulation by government agencies, including the United States Environmental Protection Agency (EPA), the United States Occupational Safety and Health administration (OSHA) and the Federal Aviation Administration (FAA). Among other matters, these agencies regulate the operation, handling, transportation and disposal of hazardous materials used by us during the normal course of our operations, govern the health and safety of our employees and certain standards and licensing requirements for our aerospace components that we contract manufacture. We are subject to significant compliance burden from this extensive regulatory framework, which may substantially increase our operational costs.

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

Research and development

         In our past two fiscal years, we have spent approximately $283,000 on product research and development. The Company has finalized the development of the Voraxial Separator. Although we will continually work on advancing the technology and applications whereby the technology can be used, we do not anticipate devoting a significant portion of our funds to this area of the business.

Employees

         We have four employees. All of these employees work full-time. We have one administrative employee, Alberto Di Bella and a full-time marketing consultant, John A. Di Bella. The balance of our employees participates in the manufacturing and engineering of our products. None of our employees are members of a union. We believe that our relationship with our employees is favorable. We intend to add additional employees in the upcoming year, including managers, sales representatives and engineers.

Item 2.  Description of Property

         On October 9, 2001, the Company sold the land and building located at 98 Southeast 7th Street, Deerfield Beach, Florida. The sale price was $1,200,000 and the Company's adjusted basis was $551,000. The Company has entered into a three (3) year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. The Company has the option to renew the lease at the end of the three-year term.

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Our common stock is traded on the NASDAQ Over-The-Counter Bulletin Board ("OTCBB") under the symbol EVTN. The bid quotations below, as provided by Interactive Data, have been reported for the period beginning March 31, 2000 and ending December 31, 2001. On April 11, 2002, the closing price for our common stock was $0.88. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         Bid Quotations
         --------------

         Period                                    High                  Low
         ------                                    ----                  ---

         Quarter Ended:
              March 31, 2000                       $4.25                 $2.13
              June 30, 2000                        $3.75                 $1.50
              September 30, 2000                   $4.06                 $1.44
              December 31, 2000                    $1.84                 $0.75
              March 31, 2001                       $1.43                 $0.81
              June 30, 2001                        $1.20                 $0.70
              September 30, 2001                   $0.94                 $0.21
              December 31, 2001                    $0.30                 $0.16

         We have been advised that seven member firms of the NASD are currently acting as market makers for our common stock. There is no assurance that an active trading market will develop which will provide liquidity for our existing shareholders or for persons who may acquire common stock through the exercise of warrants.

Holders

         As of December 31, 2001, there were approximately 789 holders of record of our common stock outstanding. Our transfer agent is Jersey Transfer & Trust Company, Inc., Post Office Box 36, Verona, New Jersey 07044.

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

Other Stockholders Matters

         In 2001, we raised $120,000 through two private placements of our securities through the following two transactions:

         In April 2001, we raised $100,000 through the private placement of our securities pursuant to Regulation D of the Securities Act. We sold 1,000 units containing share of our common stock and warrants to 1 investor. Each unit was comprised of 100 shares of restricted common stock, par value $.001, and 200 common stock purchase warrants, of which 100 warrants are exercisable at $3.00 per share and 100 warrants are exercisable at $4.00 per share.

         In July 2001, we raised $20,000 through a private transaction whereby the Company issued 23,530 shares of restricted common stock at $.85 per share to an individual investor.

         The above transactions were exempt from registration under Section 4(2) of the Securities Act.

         In February 2002, the Company extended the exercisable life of its warrants issued in 2000 for a period of one year.

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

Year ended December 31, 2001 and 2000

         Contract Revenue. Our contract revenue decreased by 72% to $54,000 for the year ended December 31, 2001 from $195,000 for the year ended December 31, 2000. The decrease was due to the limited contract revenue from the high precision manufacturing business. New customer orders for machine work were at a minimum and efforts were focused on marketing of the Voraxial Separator. We have focused our efforts and resources to the building, assembling, marketing and selling of the Voraxial Separator, which has caused a reduction in revenue generated from high precision manufacturing. We do expect revenue from the Voraxial Separator to increase in 2002 from 2001. Backlog as of April 5, 2002 was $20,000.

General and administrative expenses

         General and Administrative expenses decreased by 11% to $408,000 for the year ended December 31, 2001 from $460,000 for the year ended December 31, 2000. The decrease was due to consolidation of administrative efforts, which included decrease in personnel related to Florida Precision that were offset by an increase in personnel related to the applications of the Voraxial Separator. We are reducing the expense allocated towards high precision machining and focusing a majority of our efforts on the marketing of the Voraxial Separator. As such, the general and administrative overhead typically experienced with the high precision machining was reduced and consolidated with the marketing activities supporting the Voraxial Separator.

Liquidity and capital resources

         In the year ended December 31, 2001 our working capital increased by $368,000 from December 31, 2000. This increase was represented by an increase in cash of $190,000, increase of Accounts Receivable of $11,000, increase in other assets of $5,000, and a decrease in current liabilities of $162,000. Operating at a loss for the year negatively impacted our cash position; however the sale of land, buildings and excess equipment used in high precision machine work added to our working capital position. We believe that including our current cash resources and anticipated revenue to be generated by our Voraxial Separators, we will have sufficient resources to continue business operations for the next twelve months. To the extent that these resources are not sufficient to sustain current operating activities, we may need to seek additional capital, or adjust our operating plan accordingly.

         In 2001, we raised $120,000 through two separate private placements of our securities pursuant to Regulation D of the Securities Act. Additional funding will eventually be necessary to expand marketing programs and specific applications for the Voraxial Separator.

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

New accounting standards

         During 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations", SFAS No. 142 "Goodwill and Other Intangible Assets", SFAS No. 143 "Accounting for Asset Retirement Obligations" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets to be Disposed Of." SFAS No. 141, 142 and 144 as they relate to the Company are effective beginning January 1, 2002. SFAS No. 143 is effective beginning January 1, 2003. Management does not expect these statements to have a material impact on the consolidated financial statements.

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

              Name                         Age             Position
              ----                         ---             --------

              Alberto DiBella               71             President, Director

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

Item 10. Executive compensation

         The table below sets forth compensation awarded to, earned by or paid to our chief executive officer and each executive officer whose compensation exceeded $100,000 for the year ended December 31, 2001. We did not grant any stock options, restricted stock awards or stock appreciation rights or make any long-term incentive plan payments during 2001.

                           SUMMARY COMPENSATION TABLE
                               Annual Compensation

Name                       Year         Salary         Bonus        Other
----                       ----         ------         -----        -----

Alberto DiBella            1999          ---            ---          ---
                           2000          ---            ---          ---
                           2001          ---            ---          ---

         For services rendered during 1997, Mr. DiBella was paid cash compensation of $50,000 together with 1,000,000 voting convertible, non-cumulative 8% preferred shares, $0.001 par value. In 1997 Mr. DiBella also exchanged 5,000,000 shares of common stock for 5,000,000 shares of voting convertible, non-cumulative 8% preferred shares, $.001 par value. There is no market for this class of securities at this time. We have valued the preferred shares assuming that they will all become eligible for conversion into an equal number of common shares. The preferred shares are convertible at a premium of 1.2:1 if certain conditions are met (see below). If that were to occur, there may be a charge to operations for compensation. Since 1997, Mr. DiBella failed to earn the premium and 800,000 shares reserved for issuance upon conversion of the preferred stock were cancelled.

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

Employment agreements

         Alberto DiBella, our chief executive officer, president and chairman currently does not have an employment contract and did not receive compensation for 1999, 2000 or 2001. However, the Company has recorded a charge $12,000 to reflect the fair value of services rendered to the Company in 2001. We intend to enter into an employment agreement with Mr. Alberto DiBella in the future.

Stock options

         During fiscal year 2001, there were no option or SAR grants to any of our executive officers or directors.

Option exercises and holdings

         To date, we have not issued any options or SARs to any of our executive officers or directors. No options or SARs were exercised or unexercised during fiscal year 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The table below sets forth information with respect to the beneficial ownership of our securities as of December 31, 2001 by:

         1) each person known by us to be the beneficial owner of five percent or more of our outstanding securities, and

         2) executive officers and directors, individually and as a group.

         Unless otherwise indicated, we believe that the beneficial owner has sole voting and investment power over such shares.

Name and Address of               Number of Shares             Percentage of
  Beneficial Owner               Beneficially Owned              Ownership
-------------------              ------------------            -------------

Alberto DiBella                        8,872,000(1)                 65.37%
3500 Bayview Drive
Fort Lauderdale, FL  33308

Howard J. Falcon, III, Ttee            1,763,579                    12.99%
For Harvey E. Richter
Irrevocable Trust of 6/26/95
400 A North Flagler Drive #2
West Palm Beach, FL  33401

All officers and directors             8,872,000                    65.37%
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

         From 1994 through 1999, we borrowed approximately $260,000 from our president, Mr. Alberto DiBella, at an annual rate of eight percent (8%) with principal payable on demand. The amount was repaid in December 2001.

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

Item 13. Exhibits, Lists and Reports on Form 8-K

Exhibit No.       Description of Exhibit
-----------       ----------------------

      2           Plan of Merger*
      3(i)        Articles of Incorporation*
      3(ii)       Bylaws*
      4           Share Certificate*
      10          Mortgage Note*
      21          Subsidiaries*
      99          Agreement for Preferred Shares*

*Previously filed

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on April 15, 2002.

                                     ENVIRO VORAXIAL TECHNOLOGY, INC.


                                     By: /s/ Alberto DiBella
                                        -------------------------------------
                                        Alberto DiBella
                                        President and Chief Executive Officer

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY


Contents

                                                                                                    Page
                                                                                                    ----
Consolidated Financial Statements

   Independent auditors' report                                                                      F-1

   Balance sheet as of December 31, 2001                                                             F-2

   Statements of operations for the years ended December 31, 2001 and 2000                           F-3

   Statements of stockholders' equity for the years ended December 31, 2001 and 2000                 F-4

   Statements of cash flows for the years ended December 31, 2001 and 2000                           F-5

   Notes to financial statements                                                                     F-6

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Enviro Voraxial Technology, Inc.


We have audited the accompanying consolidated balance sheet of Enviro Voraxial Technology, Inc. and subsidiary (the "Company") as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Enviro Voraxial Technology, Inc. and subsidiary as of December 31, 2001, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced recurring net losses and has negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Richard A. Eisner & Company, LLP

Florham Park, New Jersey
April 2, 2002

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Balance Sheet
December 31, 2001

ASSETS
Current assets:
   Cash and cash equivalents                                                                        $       323,000
   Accounts receivable                                                                                       11,000
   Inventory                                                                                                 75,000
   Other current assets                                                                                       5,000
                                                                                                    ---------------

        Total current assets                                                                                414,000

Property, plant and equipment, net                                                                          123,000

Other assets                                                                                                  5,000
                                                                                                    ---------------

                                                                                                    $       542,000
                                                                                                    ===============

LIABILITIES
Current liabilities:
   Current portion of obligations under capital leases                                              $        32,000
   Accounts payable and accrued expenses                                                                    153,000
   Due to investor                                                                                          100,000
                                                                                                    ---------------

                                                                                                            285,000
Noncurrent liabilities:
   Obligations under capital leases                                                                          44,000
                                                                                                    ---------------

                                                                                                            329,000
                                                                                                    ---------------

Commitments

STOCKHOLDERS' EQUITY Capital stock $.001 par value:
   Preferred stock, voting, 8% noncumulative, convertible, authorized 7,250,000 shares,
      6,000,000 issued and outstanding (at liquidation value)                                                 6,000
   Common stock, authorized 42,750,000 shares; 7,470,968 shares issued
      and outstanding                                                                                         7,000
Additional paid-in capital                                                                                1,343,000
Accumulated deficit                                                                                      (1,143,000)
                                                                                                    ---------------

        Total stockholders' equity                                                                          213,000
                                                                                                    ---------------

                                                                                                    $       542,000
                                                                                                    ===============






Attention is directed to the foregoing auditors' report and to the accompanying notes to financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Operations

                                                                                                   Year Ended December 31,
                                                                                               -----------------------------
                                                                                                    2001             2000
                                                                                               -------------   -------------
Contract revenue (Note C)                                                                      $      54,000   $     195,000
                                                                                               -------------   -------------

Costs and expenses:
   Cost of contract revenue                                                                           49,000         135,000
   General and administrative                                                                        408,000         460,000
   Research and development                                                                          148,000         135,000
                                                                                               -------------   -------------

      Total costs and expenses                                                                       605,000         730,000
                                                                                               -------------   -------------

Loss from operations before other (income) expense                                                  (551,000)       (535,000)
                                                                                               -------------   -------------

Other (income) expense:
   Interest expense                                                                                   51,000          76,000
   Other income (Note H)                                                                            (516,000)        (71,000)
                                                                                               -------------   -------------

      Total other (income) expense                                                                  (465,000)          5,000
                                                                                               -------------   -------------

Net loss                                                                                       $     (86,000)  $    (540,000)
                                                                                               =============   =============

Basic and diluted loss per common share                                                        $       (0.01)  $       (0.07)
                                                                                               =============   =============

Weighted average number of common shares outstanding                                               7,435,000       7,383,000
                                                                                               =============   =============



















Attention is directed to the foregoing auditors' report and to the accompanying notes to financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

                                                                                                Additional
                                                  Preferred Stock           Common Stock         Paid-in   Accumulated
                                                Shares       Amount     Shares       Amount      Capital     Deficit      Total
                                              ----------  ----------- ----------- -----------  ----------- -----------  ---------
Balance, December 31, 1999                     6,000,000  $     6,000   7,285,518 $     7,000  $   912,000 $  (517,000) $ 408,000
Issuance of shares of common stock at
   $3 per share                                                           121,600                  364,000                364,000
Net loss for the year ended
   December 31, 2000                                                                                          (540,000)  (540,000)
                                              ----------  ----------- ----------- -----------  ----------- -----------  ---------

Balance, December 31, 2000                     6,000,000        6,000   7,407,118       7,000    1,276,000  (1,057,000)   232,000
Issuance of shares of common stock at
   $.85 per share                                                          23,530                   20,000                 20,000
Issuance of shares of common stock at
   market value for services rendered                                      40,320                   35,000                 35,000
Fair value of services provided by founder                                                          12,000                 12,000
Net loss for the year ended
   December 31, 2001                                                                                           (86,000)   (86,000)
                                              ----------  ----------- ----------- -----------  ----------- -----------  ---------

Balance, December 31, 2001                     6,000,000  $     6,000   7,470,968 $     7,000  $ 1,343,000 $(1,143,000) $ 213,000
                                              ==========  =========== =========== ===========  =========== ===========  =========

















Attention is directed to the foregoing auditors' report and to the accompanying notes to financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

                                                                                   Year Ended December 31,
                                                                                 --------------------------
                                                                                     2001           2000
                                                                                 -----------    -----------
Cash flows from operating activities:
   Net loss                                                                      $   (86,000)   $  (540,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                   105,000        116,000
      Common stock issued for services                                                35,000
      Net gain on sale of property, plant and equipment                             (481,000)       (15,000)
      Fair value of services provided by founder                                      12,000
      Changes in:
        Accounts receivable                                                          (11,000)        57,000
        Inventory                                                                                    25,000
        Other assets                                                                  (8,000)         5,000
        Accounts payable and accrued expenses                                         19,000         81,000
                                                                                 -----------    -----------

           Net cash used in operating activities                                    (415,000)      (271,000)
                                                                                 -----------    -----------

Cash flows from investing activities:
   Purchase of property, plant and equipment                                                         (3,000)
   Proceeds from sale of property, plant and equipment                             1,192,000         55,000
                                                                                 -----------    -----------

           Net cash provided by investing activities                               1,192,000         52,000
                                                                                 -----------    -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                             20,000        364,000
   Repayments of mortgage note payable                                              (408,000)       (10,000)
   Repayment of advances from stockholder                                           (275,000)
   Repayments of obligations under capital leases                                    (24,000)       (85,000)
   Advances from investor                                                            100,000         15,000
                                                                                 -----------    -----------

           Net cash (used in) provided by financing activities                      (587,000)       284,000
                                                                                 -----------    -----------

Net increase in cash and cash equivalents                                            190,000         65,000
Cash and cash equivalents, beginning of year                                         133,000         68,000
                                                                                 -----------    -----------

Cash and cash equivalents, end of year                                           $   323,000    $   133,000
                                                                                 ===========    ===========


Supplemental disclosure of cash flow information:
   Cash paid for interest                                                        $    72,000    $    56,000





Attention is directed to the foregoing auditors' report and to the accompanying notes to financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 2001

NOTE A - ORGANIZATION AND OPERATIONS

Enviro Voraxial Technology, Inc. (the "Company") is a provider of environmental separation technology. The Company has developed and patented the voraxial separator, which is a technology that efficiently separates solids and liquids with distinct specific gravities. Potential commercial applications include oil/water separation, environmental cleanup and the separation of industrial chemicals.

Until recently, the Company operated a high precision engineering machine shop located in Florida which designs, manufactures and assembles specialized parts and components for the aerospace and automotive industries. The Company currently operates within two segments; the manufacture and distribution of the voraxial separator and contract manufacturing services to the aerospace and automotive industries. All assets of the Company, except for inventory is associated with contract manufacturing services. Primarily all contract revenue and cost of contract revenue are associated with manufacturing services. All research and development expenses and primarily all general and administrative expenses are associated with the voraxial separator. Since 1999, the Company has been focusing its efforts on developing and marketing the voraxial separator.

The Company has experienced net losses, has negative cash flows from operations and had to sell property, plant and equipment to sustain operations. There is no assurance that the Company's developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve significant revenues. If the Company is unable to successfully commercialize its technologies, it is unlikely that the Company could continue its business. The Company will continue to require the infusion of capital until operations become profitable. During 2002, the Company anticipates seeking additional capital, commencing sales of the voraxial separator and continuing to monitor expenses. There is still substantial doubt about the ability of the Company to continue as a going concern. These financial statements make no adjustment to the classification or amount of assets or liabilities that may be necessary as a result of the going concern uncertainty.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]    Principles of consolidation:

       The consolidated financial statements include the accounts of the parent company, Enviro Voraxial Technology, Inc., and its wholly-owned subsidiary, Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

[2]    Cash and cash equivalents:

       The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the FDIC limits.

[3]    Property, plant and equipment:

       Property, plant and equipment are stated at cost less accumulated depreciation. The cost of maintenance and repairs is charged against results of operations as incurred. Depreciation is computed by the straight-line method over the estimated economic useful life of the assets (5 - 10 years). Gains and losses recognized from the sales or disposal of assets is the difference between sales price and the recorded cost less accumulated depreciation less costs of disposal.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[4]    Net loss per share:

       Basic and diluted loss per share has been computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. The convertible preferred stock and warrants have been excluded from the calculation since they would be anti-dilutive. Such equity instruments may have a dilutive effect in the future and include the following potential common shares:

           Convertible preferred stock                           6,200,000
           Warrants                                                243,200
           Stock options                                            45,000
                                                             -------------
                                                                 6,488,200
                                                             =============
[5]    Inventory:

       Inventory consists of components for the voraxial separator and is priced at lower of first-in, first-out cost or market. Inventory includes components held by third parties in connection with pilot programs.

[6]    Use of estimates:

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ. A significant estimate involves the value of the Company's inventory.

[7]    Income taxes:

       Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company uses the cash basis method of accounting for income tax reporting purposes.

[8]    Research and development expenses:

       Research and development costs are expensed as incurred.

[9]    Revenue recognition:

       The Company recognizes contract revenue when earned. Shipments to third parties in connection with pilot programs are not recognized as revenue and such components are included in inventory as of December 31, 2001.

[10]   Fair value of financial instruments:

       Obligations under capital leases approximate fair value as the interest rates applicable to these debt instruments are comparable to quoted market prices for similar issues.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[11]   Advertising costs:

       Advertising costs, which amounted to $16,000 in 2000 are expensed as incurred. There were no advertising costs incurred during the year ended December 31, 2001.

[12]   New accounting standards:

       During 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations", SFAS No. 142 "Goodwill and Other Intangible Assets", SFAS No. 143 "Accounting for Asset Retirement Obligations" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets to be Disposed Of." SFAS No. 141, 142 and 144 as they relate to the Company are effective beginning January 1, 2002. SFAS No. 143 is effective beginning January 1, 2003. Management does not expect these statements to have a material impact on the consolidated financial statements.

NOTE C - CONCENTRATION OF CREDIT RISK

Three customers accounted for 37%, 33%, and 16% of contract revenue for the year ended December 31, 2001 as compared to one customer accounting for 72% of contract revenue for the year ended December 31, 2000.

NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2001 consists of:

       Machinery and equipment                                    $    351,000
       Furniture and fixtures                                           12,000
       Auto                                                             12,000
                                                                  ------------
                                                                       375,000
       Less accumulated depreciation                                   252,000
                                                                  ------------
       Net property, plant and equipment                          $    123,000
                                                                  ============

Included in depreciation expense for the year ended December 31, 2001 is amortization of equipment under capital leases of $19,000. Accumulated depreciation relating to equipment under capital leases aggregated $92,000 as of December 31, 2001. Net book value of equipment under capital leases amounted to $95,000 as of December 31, 2001.

During 2001, the Company sold its building and related land (Note H). In connection therewith, the Company paid off the mortgage payable of $408,000 and amounts due stockholder of $275,000 with the proceeds received from the sale. The Company leased a new facility in Ft. Lauderdale, Florida (Note I).

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 2001

NOTE E - OBLIGATIONS UNDER CAPITAL LEASES

As of December 31, 2001, the future minimum lease payments under capital leases are as follows:

       Year Ending
       December 31,
       ------------

         2002                                        $    38,000
         2003                                             35,000
         2004                                             13,000
                                                     -----------
                                                          86,000
         Less amount representing interest               (10,000)
                                                     -----------
                                                          76,000
         Due within one year                              32,000
                                                     -----------
         Due after one year                          $    44,000
                                                     ===========

NOTE F - CAPITAL TRANSACTIONS

Common stock:

During the year ended December 31, 2000, the Company sold 1,216 units of common stock, each unit consisting of 100 shares of common stock, 100 warrants to purchase 100 shares of common stock at an exercise price of $6 per share and 100 warrants to purchase 100 shares of common stock at an exercise price of $9 per share, in a private placement. Net proceeds received by the Company aggregated $364,000. The warrants were exercisable at date of issuance through February 2002 which has been extended to February 11, 2003. No warrants have been exercised through December 31, 2001.

During the year ended December 31, 2001, the Company sold 23,530 shares of common stock at $.85 per share. In addition, the Company issued 40,320 shares of common stock valued at $.81 per share for consulting services rendered to the Company.

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

As of December 31, 2001, 6,200,000 common shares have been reserved for the conversion of preferred stock.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 2001

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

Options:

During 2001, the Board of Directors of the Company granted 45,000 stock options to an employee with an exercise price of $.25 with a contractual life of four years and a two year vesting period, 50% at the end of each one year period from the date of grant. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of the option was $.21. The following assumptions were used in computing the fair value of the option grant; weighted average risk-free interest rate of 4.0%; zero dividend yield, volatility of the Company's common stock of 144% and an expected life of the option of four years.

The Company applies APB 25 in accounting for its stock option issuances and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the exercise price of the option at the date of grant. Had compensation cost for the Company's stock option issuance been determined based upon the fair value at the date of grant as prescribed by SFAS No. 123, the pro forma net loss applicable to common stockholders would be $87,000 and the basic and diluted loss per common share would be $.01.

Due to investor:

During 2001, the Company received $100,000 from an investor. The Company has not yet received an executed subscription agreement. The amount will be recorded as equity and 100,000 shares will be issued to the investor if such agreement is received.

NOTE G - INCOME TAXES

The significant components of the Company's deferred tax asset and liabilities as of December 31, 2001 are as follows:

       Deferred income tax assets:
          Net operating losses carryforwards                  $    422,000
          Accrual basis adjustments                                 53,000
          Tax credits                                               34,000
       Deferred income tax liabilities:
          Depreciation                                             (12,000)
                                                              ------------
                                                                   497,000
       Valuation allowance                                         497,000
                                                              ------------
       Net deferred tax asset                                 $          0
                                                              ============

The significant components of the benefit for income taxes for the years ended December 31, 2001 and 2000 are as follows:

                                                          2001          2000
                                                       ---------   ------------
       Deferred:
          Federal                                      $       0   $   (204,000)
          State                                                0        (31,000)
          Change in valuation allowance                        0        235,000
                                                       ---------   ------------
             Total deferred income taxes               $       0   $          0
                                                       =========   ============

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 2001

NOTE G - INCOME TAXES  (CONTINUED)

During 2001, the Company utilized approximately $90,000 of net operating losses to offset taxable income of the same amount. As such, as of December 31, 2001, the Company has net operating loss carryforwards of approximately $1,120,000 for federal income tax purposes, which expire through 2021.

The difference between the statutory federal income tax rate on the Company's pre-tax loss and the Company's effective income tax rate is summarized as follows:

                                                          2001        2000
                                                         -----       -----

       Statutory federal income tax rate                  34.0 %      34.0 %
       Other                                                           3.7
       Increase in valuation allowance                   (34.0)      (37.7)
                                                         -----       -----

       Effective income tax rate                           0.0 %       0.0 %
                                                         =====       =====

NOTE H - OTHER INCOME

For 2001, other income consists of rental income from the sublease of office space of $33,000 on a month-to-month basis, a loss on sale of equipment of $85,000, and a gain on sale of real estate of $566,000. For 2000, other income consists solely of rental income.

NOTE I - COMMITMENTS

Operating lease:

The Company leases office and warehouse space in Ft. Lauderdale, Florida. Future minimum lease payments, exclusive of common area maintenance charges as of December 31, 2001 are as follows:

       Year Ending
       December 31,
       ------------

         2002                                  $     42,000
         2003                                        44,000
         2004                                        30,000
                                               ------------
                                               $    116,000
                                               ============

Rent expense charged to operations amounted to $15,000 in 2001.