Form 10QSB
period 2002-03-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2002-05-15
CIK 1043894

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

   [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2002

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
                    (Address of principal executive offices)
                                 (954) 958-9968
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,470,968 shares of Common Stock as of May 7, 2002.

                                      INDEX

PART 1.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Basis of Presentation

         Consolidated Balance Sheet (unaudited) - March 31, 2002

         Consolidated Statements  of  Operations  (unaudited)  for the
          Three Months Ended March 31, 2002 and 2001

         Consolidated Statements of Cash Flows  (unaudited)  for the Three
          Months Ended March 31, 2002 and 2001

         Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis and Plan of
         Operation

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and reports on Form 8-K

Signatures

PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements of Enviro Voraxial
Technology, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United
States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation
(consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31,
2002. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2001 found in the Company's Form
10-KSB.

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Since 2001 we have encountered greater expenses in the development of our Voraxial Separators and have had limited rental income for pilot programs from this development. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern. However, we believe that the exposure received in the past year for the Voraxial Separator has positioned the
Company to begin generating sales and supply us with sufficient working capital.

                         ENVIRO VORAXIAL TECHNOLOGY, INC
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                     ASSETS

                                                                    March 31,
                                                                      2002

Current Assets:
  Cash and cash equivalents                                        $  248,000
  Accounts receivable                                                   5,000
  Inventory                                                            75,000
  Other current assets                                                  5,000
                                                                  -----------

         Total current assets                                         333,000

Property, plant and equipment, net                                    112,000

Other assets                                                            5,000
                                                                  -----------

                                                                   $  450,000
                                                                  ===========
                           LIABILITIES
Current Liabilities:
  Current portion of obligations under capital
   leases                                                          $   29,000
  Accounts payable and accrued expenses                               168,000
  Deferred revenue                                                      2,000
  Due to investor                                                     100,000
                                                                  -----------

         Total current liabilities                                    299,000

Noncurrent liabilities:
  Obligations under capital leases                                     37,000
                                                                  -----------

                                                                      336,000
Stockholders' Equity:
Capital stock, par value $.001 par value;
  Preferred stock, voting, 8% noncumulative, convertible,
    7,250,000 authorized shares 6,000,000 shares issued
    and outstanding (at liquidating value)                              6,000
  Common stock, authorized 42,750,000 shares,
    7,470,968 shares issued and outstanding                             7,000
  Additional paid-in capital                                        1,343,000
  Accumulated deficit                                             (1,242,000)
                                                                  -----------

                                                                      114,000
                                                                  -----------
                                                                   $  450,000
                                                                  ===========

                         ENVIRO VORAXIAL TECHNOLOGY, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      For the Three Months
                                                        Ended March 31,
                                                       2002        2001
                                                       ----        ----

Net sales                                            $  11,000  $    2,000

Cost of goods sold                                       4,000       1,000

                                                        ------      ------

Gross profit                                             7,000       1,000
                                                        ------      ------

Other (income) and expenses:
 Research and development                               51,000      38,000
 General and administrative                             52,000      53,000
 Interest expense                                        3,000      17,000
 Other income                                             -       (13,000)
                                                       -------     -------
   Total costs and expenses                            106,000      95,000
                                                       -------     -------

Net Loss                                             $(99,000) $ (94,000)
                                                     =========   =========

Basic and diluted (loss)per common share             $(    .01) $(     .01)
                                                     =========   =========
Weighted average number of common shares
  Outstanding                                        7,470,968   7,407,118
                                                     =========   =========

                         ENVIRO VORAXIAL TECHNOLOGY, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        For the Three Months
                                                                          Ended March 31
                                                                       2002            2001
                                                                       ----            ----

Cash flows from operating activities:
   Net Loss                                                      $  (99,000) $  (94,000)
   Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
      Depreciation                                                      11,000         27,000
  Changes in:
  Accounts receivable                                                    6,000           -
  Inventory                                                               -              -
  Accounts payable and accrued expenses                                 15,000      (7,000)
  Deferred revenue                                                       2,000           -
                                                                    ------------  ------------

           Net cash used in operating activities                    (65,000)    (74,000)
                                                                    ------------  ------------

Cash Flows from financing activities:
  Increase in note payable - stockholder                                  -             6,000
  Repayment of mortgage note payable                                      -        (2,000)
  Increase (decrease) of obligations under capital leases            (10,000)         2,000
                                                                    ------------  ------------

Net cash provided by financing activities                            (10,000)         6,000
                                                                    ------------  ------------

Increase (decrease) in cash and
Cash equivalents                                                     (75,000)     (68,000)

Cash and cash equivalents, beginning of period                         323,000        133,000
                                                                    ------------    ------------

Cash and cash, equivalents, end of period                        $     248,000   $     65,000
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

The Company may be unable to continue as a going concern, given its limited operations and revenues and significant losses to date. Since 2001 the Company has encountered greater expenses in the development of its Voraxial Separators and has had limited rental income for pilot programs from this development.
Consequently, the Company's working capital may not be sufficient and its operating costs may exceed those experienced in prior years. In light of these recent developments, the Company may be unable to continue as a going concern.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of consolidation:

The consolidated financial statements as of March 31, 2002 include the accounts of the parent company Enviro Voraxial Technology, Inc. and its wholly owned subsidiary Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

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

[4] Net loss per share:

Basic and diluted loss per share has been computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. The convertible preferred stock, warrants and options have been excluded from the calculation since they would be anti-dilutive. Such equity instruments may have a dilutive effect in the future and include the following potential common shares:

                         ENVIRO VORAXIAL TECHNOLOGY, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Convertible preferred stock                          6,200,000
                  Warrants                                               243,200
                  Stock options                                        2,045,000
                                                                       ---------

                                                                       8,488,200
                                                                       =========

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

[9] Revenue recognition:

The Company recognizes contract revenue when earned. Shipments to third parties in connection with pilot programs are not recognized as revenue and such components are included in inventory as of March 31, 2002.

[10] Fair value of financial instruments:

Obligations under capital leases approximate fair value as the interest rates applicable to these debt instruments are comparable to quoted market prices for similar issues.

[11] Stock Based Compensation:

The Company granted 2 million nonqualified stock options to an employee in
January 2002 with an exercise price of $.15 per share. All 2 million options vest one year from the date of issuance. The exercise price exceeded the fair market value of the common stock on the date of grant. Since the Company accounts for its options under APB No. 25, no compensation expense was recognized.

[12] Interim financial statements

Financial statements as of March 31, 2002 are unaudited but in the opinion of management the financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the comparative financial position and results of operation. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.

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

Three Months ended March 31, 2002 and 2001

Net Sales. Our net sales increases by approximately 450% to $11,000 as compared to $2,000 for the previous three months ended March 31, 2001. This sales increase was due to our focused efforts on marketing of the Voraxial Separator.
We anticipate that the marketing efforts for the Voraxial Separator from this past year will begin to generate revenues in 2002, We do not expect to generate as much revenue in 2002 from high precision machining as most of our efforts will continue to be focused on building, assembling, marketing and selling the
Voraxial Separator.

Research and Development expenses

Research and Development expenses increased by 34% to $51,000 for the three months ended March 31, 2002, up from $38,000 for the previous three months ended
March 31, 2001. Although the Company has finalized the development of the
Voraxial Separator, we increased expenditures for specific industry applications whereby the technology can be used.

General and Administrative expenses

General and Administrative expenses decreased by 2% to $52,000 for the three months ended March 31, 2002 down from $53,000 for the previous three months ended March 31, 2001. We are reducing the expense allocated towards high precision machining and focusing a majority of our efforts on marketing of the
Voraxial Separator. As such, the general and administrative overhead typically experienced with high precision machining was reduced and consolidated with activities supporting the Voraxial Separator.

Liquidity and capital resources

For the three months ended March 31, 2002 our working capital decreased by
$95,000 from December 31, 2001. This decrease was represented by a decrease in cash of $75,000, decrease in accounts receivable of $6,000 and an increase in current liabilities of $17,000. Operating at a loss for the three months ended
March 31, 2002, negatively impacted our cash position. We anticipate that we will begin generating revenues and positive cash flow from the Voraxial
Separator in 2002. To the extent such revenues and corresponding cash flows do not materialize, we will require infusion of capital to sustain our operations.
We cannot be assured that the level of revenues will be self sustaining or that required capital will be able to be obtained or if terms of such required capital may be acceptable to us.

Continuing losses

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Since 2001 we have encountered greater expenses in the development of our Voraxial Separators and have had limited rental income for pilot programs from this development. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern. However, we believe that the exposure received in the past year for the Voraxial Separator has positioned the
Company to begin generating sales and supply us with sufficient working capital.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

On January 17, 2002 the Company issued options to purchase 2,000,000 shares of the Company's Common Stock to an employee of the Company. These options are exercisable at $.15 per share and vest over 12 months from the date of issuance.

Item 3.  Defaults Upon Senior Securities

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

DATED: May 14, 2002.