Form 10QSB
period 2002-06-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2002-08-14
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

   [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                             All Correspondence to:
                           Brenda Lee Hamilton Esquire
                        Hamilton, Lehrer and Dargan, P.A.
                          2 East Camino Real, Suite 202
                            Boca Raton Florida 33432
                                  561-416-8956

Check mark whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 5, 2002, we had 7,470,968 shares of our Common Stock outstanding.

                                      INDEX

PART 1.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Basis of Presentation ............................................... 3

         Consolidated Balance Sheet (unaudited) - June 30, 2002 .............. 4

         Consolidated Statements  of  Operations  (unaudited)  for the
          Three and Six Months Ended June 30, 2002 and 2001 .................. 5

         Consolidated Statements of Cash Flows  (unaudited)  for the Six
          Months Ended June 30, 2002 and 2001 ................................ 6

         Notes to Consolidated Financial Statements ........................ 7-9

Item 2.  Management's Discussion and Analysis and Plan of
         Operation ........................................................ 9-11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .................................................. 11
Item 2.  Changes in Securities and Use of Proceeds .......................... 11
Item 3.  Default Upon Senior Securities ..................................... 12
Item 4.  Submission of Matters to a Vote of Securities ...................... 12
Item 5.  Other Information .................................................. 12
Item 6.  Exhibits and Reports on Form 8-K ................................... 12


Signatures .................................................................. 12

PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements of Enviro Voraxial Technology, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2001 found in the Company's Form 10-KSB.

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Since 2001, we have encountered greater expenses in the development of our Voraxial Separators and have had limited rental income for pilot programs from this development. Consequently, our working capital may be insufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern. However, we believe that the exposure received in the past year for the Voraxial Separator has positioned the Company to begin generating sales and supply us with sufficient working capital.

                         ENVIRO VORAXIAL TECHNOLOGY, INC
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                     ASSETS

                                                                    June 30,
                                                                      2002
Current Assets:
  Cash and cash equivalents                                       $   160,000
  Accounts receivable                                                  11,000
  Inventory                                                            73,000
  Other current assets                                                  5,000
                                                                  -----------


         Total current assets                                         249,000

Property, plant and equipment, net                                    101,000

Other assets                                                            5,000
                                                                  -----------



                                                                  $   355,000
                                                                  ===========
                           LIABILITIES
Current Liabilities:
  Current portion of obligations under capital
   leases                                                        $     29,000
  Accounts payable and accrued expenses                               200,000
  Deferred revenue                                                      2,000
  Deposits from customers                                               2,000
  Due to investor                                                    100,000
                                                                  -----------


         Total current liabilities                                    333,000

Noncurrent liabilities:
  Obligations under capital leases                                     30,000
                                                                  -----------


                                                                      363,000
Stockholders' Equity:
Capital stock, par value $.001 par value;
  Preferred stock, voting, 8% noncumulative, convertible,
    7,250,000 authorized shares 6,000,000 shares issued
    and outstanding (at liquidating value)                              6,000
  Common stock, authorized 42,750,000 shares,
    7,470,968 shares issued and outstanding                             7,000
  Additional paid-in capital                                        1,343,000
  Accumulated deficit                                             ( 1,364,000)
                                                                  -----------

                                                                       (8,000)
                                                                  -----------
                                                                  $   355,000
                                                                  ===========


                         ENVIRO VORAXIAL TECHNOLOGY, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             For The Three Months       For the Six Months
                                                Ended June 30,            Ended June 30,
                                                2002       2001           2002        2001
                                          ------------ ------------ ------------ ------------
Net sales
  Product                                  $     9,000  $         0  $     9,000  $         0
  Contract revenue                              17,000        1,000       29,000        3,000
                                          ------------ ------------ ------------ ------------
                                                26,000        1,000       38,000        3,000


Cost of goods sold
  Product                                        2,000            0        2,000            0
  Contract revenue                               2,000            0        6,000        1,000
                                          ------------ ------------ ------------ ------------
                                                 4,000            0        8,000        1,000
                                          ------------ ------------ ------------ ------------


Gross profit                                    22,000        1,000       30,000        2,000
                                          ------------ ------------ ------------ ------------

Other (income) and expenses:
 Research and development                       69,000       64,000      120,000      102,000
 General and administrative                     74,000      133,000      127,000      186,000
 Interest expense                                3,000       17,000        6,000       34,000
 Other income                                   (2,000)      (8,000)      (2,000)     (21,000)
                                          ------------ ------------ ------------ ------------
   Total costs and expenses                    144,000      206,000      251,000      301,000
                                          ------------ ------------ ------------ ------------

Net Loss                                   $(  122,000) $  (205,000) $  (221,000) $  (299,000)
                                          ============  =========== ============  ===========

Basic and diluted (loss)per common share   $  (    .02) $  (    .03) $ (     .03) $ (     .04)
                                          ============  =========== ============  ===========
Weighted average number of common shares
  Outstanding                                7,470,968    7,414,207    7,470,968    7,410,702
                                          ============  =========== ============  ===========

                         ENVIRO VORAXIAL TECHNOLOGY, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       For the Six Months
                                                                          Ended June 30,
                                                                       2002             2001
                                                                    ------------ ------------
Cash flows from operating activities:
   Net Loss                                                          $ ( 221,000) $(  299,000)
   Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
      Depreciation                                                        22,000       54,000
      Stock issued for services rendered                                               35,000
  Changes in:
  Accounts receivable                                                          -       (1,000)
  Inventory                                                                2,000            -
  Accounts payable and accrued expenses                                   47,000       41,000
  Deferred revenue                                                         2,000            -
  Deposits from customers                                                  2,000            -
                                                                    ------------ ------------

           Net cash used in operating activities                      (  146,000)  (  170,000)
                                                                    ------------ ------------

Cash Flows from financing activities:
  Notes Payable                                                                -       30,000
  Advances from shareholders                                                   -      100,000
  Increase in note payable - stockholder                                       -       13,000
  Repayment of mortgage note payable                                          -        (5,000)
  Increase (decrease) of obligations under capital leases              (  17,000)
(10,000)
                                                                    ------------ ------------

Net cash provided by financing activities                              (  17,000)     128,000
                                                                    ------------ ------------

Increase (decrease) in cash and
Cash equivalents                                                       ( 163,000)   (  42,000)

Cash and cash equivalents, beginning                                     323,000      133,000
                                                                    ------------ ------------

Cash and cash, equivalents, end                                      $   160,000  $    91,000
                                                                    ============ ============

                         ENVIRO VORAXIAL TECHNOLOGY, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - ORGANIZATION AND OPERATIONS

Enviro Voraxial Technology, Inc. (the "Company" or "us") is the owner and manufacturer of the patented Voraxial Separator. The Voraxial Separator is a continuous flow turbo machine that efficiently separates a mixture of fluids or fluids and solids at extremely high flow rates while achieving very high levels of purity through the utilization of a strong centrifugal force or vortex. The scalability, efficiency and effectiveness of the Voraxial Separator make the technology universal to any industry requiring the separation of liquids and/or liquids and solids, regardless of the quantity needed to be processed. Prior to 1999, the Company performed contract-manufacturing services to the aerospace and automotive industries through the operation of its high precision engineering machine shop, which designed, manufactured and assembled specialized parts and components. Since 1999, the Company has been focusing its efforts on developing and marketing the Voraxial Separator. Potential commercial applications include sewage separation, oil/water separation, environmental cleanup, ballast water exchange, and the separation of industrial chemicals.

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Since 2001 we have encountered greater expenses attributed to the development of our Voraxial Separators and have had limited rental income for pilot programs from this development. Consequently, our working capital may be insufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern. However, we believe that the exposure received in the past year for the Voraxial Separator has positioned the Company to begin generating sales and supply us with sufficient working capital.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of consolidation:

The consolidated financial statements as of June 30, 2002 include the accounts of the parent company, Enviro Voraxial Technology, Inc., and its wholly owned subsidiary, Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

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

[4] Net loss per share:

Basic and diluted loss per share has been computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. The convertible preferred stock and warrants have been excluded from the calculation since it would be anti-dilutive. Such equity instruments may have a dilutive effect in the future and include the following potential common shares:




                           Convertible preferred stock    6,200,000
                           Warrants                         243,000
                           Stock options                     45,000
                                                          ---------
                                                          6,488,000


[5] Inventory:

Inventory, which consists of components for the voraxial separator and is priced at lower of first-in, first-out cost or market. Inventory includes components held by third parties in connection with pilot programs.

As indicated in B [6], a significant estimate involves the value of the company's inventory. The value of the inventory was reduced to estimated market value in prior periods. As this inventory is reduced through product sales, the company may experience profit margins in excess of what normally may be expected to be achieved.

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

[9]  Revenue recognition:

The Company recognizes contract revenue when earned. Revenues from voraxial separators for non-pilot programs are earned when shipped. Shipments to third parties in connection with pilot programs are not recognized as revenue and such components are included in inventory as of June 30, 2002.

[10] Fair value of financial instruments:

Obligations under capital leases approximate fair value as the interest rates applicable to these debt instruments are comparable to quoted market prices for similar leases.

[11] Interim financial statements

Financial statements as of June 30, 2002 are unaudited but in the opinion of management the financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the comparative financial position and results of operation. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.

NOTE C - SUBSEQUENT EVENT

Subsequent to the quarter ended June 30, 2002, the Company sold a Voraxial Separator to RAMCO Environmental, a California-based environmental firm specializing in the development and installation of water treatment systems. The Voraxial Separator will be incorporated into a stormwater system to be used by the United States Navy for the re-utilization of water. It is being developed in response to the commitment and support by the United States Department of the Navy for the National Pollutant Discharge Elimination System (NPDES) program which is part of the Clean Water Act administered by California's State Water Resources Control Board.


Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

General

Forward-Looking Statements:

The following discussion of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Enviro Voraxial Technology is referred to herein as "the Company", "we" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Three Months ended June 30, 2002 and 2001

Net Sales. Our net sales increased by approximately 2500% to $26,000 for the three months ended June 30, 2002 as compared to $1,000 for the previous three months ended June 30, 2001. This sales increase is attributable to our focused marketing efforts pertaining to the Voraxial Separator and continued sales from high precision contract manufacturing. We anticipate that our marketing efforts for the Voraxial Separator from this past year will continue to generate revenues in 2002. Because most of our efforts will continue to be focused on building, assembling, and marketing and selling efforts pertaining to our Voraxial Separator, we do not expect to generate as much revenue in 2002 from high precision machining.

As indicated in B [6], a significant estimate involves the value of the company's inventory. The value of the inventory was reduced to estimated market value in prior periods. As this inventory is reduced through product sales, the company may experience profit margins in excess of what normally may be expected to be achieved.

Research and Development expenses

Research and Development expenses increased by 8% to $69,000 for the three months ended June 30, 2002, up from $64,000 for the previous three months ended June 30, 2001. Although we finalized the development of the Voraxial Separator, we increased expenditures for specific applications whereby the technology can be used.

General and Administrative expenses

General and Administrative expenses decreased by 44% to $74,000 for the three months ended June 30, 2002, down from $133,000 for the previous three months ended June 30, 2001. Because we are focusing a majority of our marketing efforts towards our Voraxial Separator, we are reducing our expenses associated with our high precision machining. As such, the general and administrative overhead we typically experienced with high precision machining was reduced and consolidated with activities supporting the Voraxial Separator.

Six Months ended June 30, 2002 and 2001.

Net Sales. Our net sales increased by approximately 1167% to $38,000 for the six months ended June 30, 2002 as compared to $3,000 for the previous six months ended June 30, 2001. This sales increase was due to our focused efforts on marketing of the Voraxial Separator and continued sales from high precision. We anticipate that the marketing efforts for the Voraxial Separator from this past year will continue to generate revenues in 2002. We do not expect to generate as much revenue in 2002 from high precision machining since most of our efforts will continue to be focused on building, assembling, marketing and selling the Voraxial Separator.

As indicated in B [6], a significant estimate involves the value of the company's inventory. The value of the inventory was reduced to estimated market value in prior periods. As this inventory is reduced through product sales, the company may experience profit margins in excess of what normally may be expected to be achieved.

Research and Development expenses

Research and Development expenses increased by 18% to $120,000 for the six months ended June 30, 2002, up from $102,000 for the previous six months ended June 30, 2001. Although the company has finalized the development of the Voraxial separator, we increased expenditures for specific applications whereby the technology can be used.

General and Administrative expenses

General and Administrative expenses decreased by 32% to $127,000 for the six months ended June 30, 2002, down from $186,000 for the previous six months ended June 30, 2001. We are reducing the expense allocated towards high precision machining and focusing a majority of our efforts on marketing of the Voraxial Separator. As such, the general and administrative overhead we typically experienced with high precision machining was reduced and consolidated with activities supporting the Voraxial Separator.

Liquidity and capital resources

For the six months ended June 30, 2002, our working capital decreased by $213,000 from December 31, 2001. This decrease was represented by a decrease in cash of $163,000, a decrease in inventory of $2,000 and an increase in current liabilities of $51,000. Operating at a loss for the three months negatively impacted our cash position. We anticipate that we will begin generating revenues and positive cash flow from the Voraxial Separator in 2002. To the extent such revenues and corresponding cash flows do not materialize, we will require infusion of capital to sustain our operations. We cannot be assured that the level of revenues will be self-sustaining or that required capital will be able to be obtained or on terms acceptable to us.

Subsequent event

Subsequent to the quarter ended June 30, 2002, we sold a Voraxial Separator to RAMCO Environmental, a California-based environmental firm specializing in the development and installation of water treatment systems. The Voraxial Separator will be incorporated into a stormwater system to be used by the United States Navy for the re-utilization of water. It is being developed in response to the commitment and support by the United States Department of the Navy in conjunction with the National Pollutant Discharge Elimination System (NPDES) program which is part of the Clean Water Act administered by California's State Water Resources Control Board.

Continuing losses

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Since 2001, we have encountered greater expenses in the development of our Voraxial Separators and have had limited rental income for pilot programs from this development. Consequently, our working capital may be insufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern. However, we believe that the exposure received in the past year for the Voraxial Separator has positioned the Company to begin generating sales and supply us with sufficient working capital.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable

Item 3.  Default Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Securities

Not applicable

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits required by Item 601 of Regulation S-B
Not applicable.

(b)      Reports on Form 8-K

Not applicable.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

Enviro Voraxial Technology, Inc.


By:  /s/ Alberto DiBella
     -----------------------
Alberto DiBella, Chairman and President

DATED: August 14, 2002