Form 10QSB
period 2002-09-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2002-11-14
CIK 1043894

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                                 (954) 958-9968
                           (Issuer's telephone number)

                             All Correspondence to:
                           Brenda Lee Hamilton Esquire
                        Hamilton, Lehrer and Dargan, P.A.
                          2 East Camino Real, Suite 202
                            Boca Raton Florida 33432
                                  561-416-8956

Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes X   No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2002, we had 7,470,968 shares of our Common Stock outstanding.

                                      INDEX

PART 1.  CONSOLIDATED FINANCIAL INFORMATION

         Consolidated Statements of Operations (unaudited) for the
           Three and Nine Months Ended September 30, 2002 and 2001.........5

         Consolidated Statements of Cash Flows (unaudited) for the Nine
           Months Ended September 30, 2002 and 2001........................6

         Notes to Consolidated Financial Statements........................7

Item 2.  Management's Discussion and Analysis and Plan of
         Operation.........................................................9

Item 3.  Controls and Procedures..........................................11

PART II. OTHER INFORMATION

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
Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending
December 31, 2002. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2001 found in the
Company's Form 10-KSB.

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Since 2001, we have encountered greater expenses in the development of our Voraxial Separators and have had limited rental income for our Voraxial Separator pilot programs. Consequently, our working capital may be insufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern. However, we believe that the exposure received in the past year for the Voraxial Separator has positioned the Company to begin generating sales that will provide us with sufficient working capital.

                         ENVIRO VORAXIAL TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS
                                                                  September 30,
                                                                      2002

Current Assets:
  Cash and cash equivalents                                       $   82,000
  Accounts receivable                                                 20,000
  Inventory                                                           71,000
  Other current assets                                                 5,000
                                                                  -----------
         Total current assets                                        178,000

Property, plant and equipment, net                                    89,000

Other assets                                                           5,000
                                                                  -----------
                                                                  $  272,000
                                                                  ===========

                           LIABILITIES
Current Liabilities:
  Current portion of obligations under capital
   leases                                                        $    29,000
  Accounts payable and accrued expenses                              229,000
  Deposits from customers                                              2,000
  Due to investor                                                    100,000
                                                                  -----------
         Total current liabilities                                   360,000

Noncurrent liabilities:
  Obligations under capital leases                                    24,000
                                                                  -----------
                                                                     384,000

Stockholders' Equity:
Capital stock, par value $.001 par value;
  Preferred stock, voting, 8% noncumulative, convertible,
    7,250,000 authorized shares 6,000,000 shares issued
    and outstanding (at liquidating value)                             6,000
  Common stock, authorized 42,750,000 shares,
    7,470,968 shares issued and outstanding                            7,000
  Additional paid-in capital                                       1,343,000
  Accumulated deficit                                            (1,468,000)
                                                                  -----------
                                                                    (112,000)
                                                                  -----------
                                                                  $  272,000
                                                                  ===========

                         ENVIRO VORAXIAL TECHNOLOGY, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                  For The Three Months           For the Nine Months
                                   Ended September 30,           Ended September 30,

                                   2002           2001           2002          2001
                               -----------    -----------    -----------    -----------

Net sales
  Product                      $    25,000    $         0    $    34,000    $         0
  Contract revenue                   7,000         20,000         36,000         23,000
                               -----------    -----------    -----------    -----------
                                    32,000         20,000         70,000         23,000

Cost of goods sold
  Product                            6,000              0          8,000              0
  Contract revenue                   1,000          4,000          7,000          5,000
                               -----------    -----------    -----------    -----------
                                     7,000          4,000         15,000          5,000
                               -----------    -----------    -----------    -----------

Gross profit                        25,000         16,000         55,000         18,000
                               -----------    -----------    -----------    -----------

Other (income) and expenses:
 Write-down on assets held
   for sale
 Research and development           56,000         38,000        176,000        140,000
 General and administrative         71,000         58,000        198,000        244,000
 Interest expense                    2,000          6,000          8,000         40,000
 Other income                         --          (12,000)        (2,000)       (33,000)
                               -----------    -----------    -----------    -----------

   Total costs and expenses        129,000        174,000        380,000        475,000

                               -----------    -----------    -----------    -----------

Net Loss                       $  (104,000)   $  (158,000)   $  (325,000)   $  (457,000)
                               ===========    ===========    ===========    ===========

Basic and diluted (loss) per
  common share                 $      (.01)   $      (.02)   $      (.04)   $      (.06)
                               ===========    ===========    ===========    ===========
Weighted average number of
  common shares outstanding      7,470,968      7,454,855      7,470,968      7,427,636
                               ===========    ===========    ===========    ===========

                         ENVIRO VORAXIAL TECHNOLOGY, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         For the Nine Months
                                                         Ended September 30,

                                                          2002         2001
                                                       ---------    ---------

Cash flows from operating activities:
   Net Loss                                            $(325,000)   $(457,000)
   Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
      Write-down on assets held for sale                    --         84,000
      Depreciation                                        34,000       69,000
      Stock issued for services rendered                  35,000
  Changes in:
  Accounts receivable                                     (9,000)     (17,000)
  Inventory                                                4,000         --
  Deposits                                                  --        (10,000)
  Accounts payable and accrued expenses                   76,000       52,000
  Deposits from customers                                  2,000         --
                                                       ---------    ---------
           Net cash used in operating activities        (218,000)    (244,000)
                                                       ---------    ---------

Cash Flows from financing activities:
  Proceeds from sale of common stock                        --         20,000
  Notes Payable                                             --         30,000
  Advances from shareholders                                --        100,000
  Increase in note payable - stockholder                    --         18,000
  Repayment of mortgage note payable                        --        (19,000)
  Increase (decrease) of obligations under
    capital leases                                       (23,000)     (11,000)
                                                       ---------    ---------

Net cash provided by (used in) financing activities      (23,000)     138,000
                                                       ---------    ---------
Increase (decrease) in cash and
Cash equivalents                                        (241,000)    (106,000)

Cash and cash equivalents, beginning                     323,000      133,000
                                                       ---------    ---------

Cash and cash, equivalents, end                        $  82,000    $  27,000
                                                       =========    =========

                         ENVIRO VORAXIAL TECHNOLOGY, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - ORGANIZATION AND OPERATIONS

Enviro Voraxial Technology, Inc. (the "Company" or "Us") is the owner and manufacturer of the patented Voraxial Separator. The Voraxial Separator is a continuous flow turbo machine that efficiently separates a mixture of fluids or fluids and solids at extremely high flow rates while achieving very high levels of purity through the utilization of a strong centrifugal force or vortex. The scalability, efficiency and effectiveness of the Voraxial Separator make the technology universal to any industry requiring the separation of liquids and/or liquids and solids, regardless of the quantity needed to be processed. Prior to
1999, the Company performed contract-manufacturing services to the aerospace and automotive industries through the operation of its high precision engineering machine shop, which designed, manufactured and assembled specialized parts and components. Since 1999, the Company has been focusing its efforts on developing and marketing the Voraxial Separator. The Company has received a great deal of interest from a variety of industries. Although many different industries can utilize and benefit from the Voraxial Separator, the Company is focusing its efforts on a few key opportunities, including sewage, oil spill, stormwater, energy drilling, and waste to energy markets throughout the U.S., Europe, Middle
East and South America.

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Since 2001, we have encountered greater expenses attributed to the development of our Voraxial Separators and have had limited rental income for pilot programs from this development.
Consequently, our working capital may be insufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern. However, we believe that the exposure received in the past year for the Voraxial Separator has positioned the Company to begin generating sales and that will provide us with sufficient working capital.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of consolidation:

The consolidated financial statements as of September 30, 2002 include the accounts of the parent company, Enviro Voraxial Technology, Inc., and its wholly owned subsidiary, Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

[2] Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

[3] Property, plant and equipment:

Property, plant and equipment are stated at cost. The cost of maintenance and repairs is charged against results of operations as incurred. Depreciation is computed by the straight-line method over the estimated economic useful life of the assets (5 - 20 years).

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

                 Convertible preferred stock          6,200,000
                 Warrants                               243,200
                 Stock options                        2,045,000
                                                      ---------
                                                      8,488,200

[5] Inventory:

Inventory, which consists of components for the Voraxial Separator, is priced at lower of first-in, first-out cost or market. Inventory includes components held by third parties in connection with pilot programs.

As indicated in Note B [6], a significant estimate involves the value of the
Company's inventory. The value of the inventory was reduced to estimated market value in prior periods. As this inventory is reduced through product sales, the
Company may experience profit margins in excess of what normally may be expected to be achieved.

                         ENVIRO VORAXIAL TECHNOLOGY, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

[9] Revenue recognition:

The Company recognizes contract revenue when earned. Revenues from Voraxial
Separators for non-pilot programs are earned when shipped. Shipments to third parties in connection with pilot programs are not recognized as revenue and such components are included in inventory as of September 30, 2002.

[10] Fair value of financial instruments:

Obligations under capital leases approximate fair value as the interest rates applicable to these debt instruments are comparable to quoted market prices for similar leases.

[11] Interim financial statements

Financial statements as of September 30, 2002 are unaudited but in the opinion of management the financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the comparative financial position and results of operation. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.

NOTE C - SUBSEQUENT EVENT

Subsequent to the quarter ended September 30, 2002 and pursuant to Rule 506 of
Regulation D of the Securities Act of 1933, the Company has been conducting private placement sales of Units, each Unit of which is composed of common stock and warrants. To date, the Company has received $210,000 from the sales of the
Units.

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

Three Months ended September 30, 2002 and 2001

Net Sales. Our net sales increased by approximately 60% to $32,000 for the three months ended September 30, 2002 as compared to $20,000 for the previous three months ended September 30, 2001. This sales increase is attributable to our focused marketing efforts pertaining to the Voraxial Separator and continued
sales from high precision contract manufacturing. We anticipate that our marketing efforts for the Voraxial Separator from this past year will continue to generate revenues in 2002. Because most of our efforts will continue to be focused on building, assembling, and marketing and selling efforts pertaining to our Voraxial Separator, we do not expect to generate as much revenue in 2002 from high precision machining.

As indicated in Note B [6], a significant estimate involves the value of the
Company's inventory. The value of the inventory was reduced to estimated market value in prior periods. As this inventory is reduced through product sales, the
Company may experience profit margins in excess of what normally may be expected to be achieved.

Research and Development expenses

Research and Development expenses increased by 47% to $56,000 for the three months ended September 30, 2002, up from $38,000 for the previous three months ended September 30, 2001. Although we finalized the development of the Voraxial
Separator, we increased expenditures for specific applications in which the technology applicable to the Voraxial Separator can be used.

General and Administrative expenses

General and Administrative expenses increased by 22% to $71,000 for the three months ended September 30, 2002, up from $58,000 for the previous three months ended September 30, 2001. Because we are focusing a majority of our marketing efforts on our Voraxial Separator, we reduced our expenses associated with our high precision machining. The increase in General and Administrative expenses is due to the increased marketing efforts of the Voraxial Separator in the three months ended September 30, 2002.

Nine Months ended September 30, 2002 and 2001.

Net Sales. Our net sales increased by approximately 204% to $70,000 for the nine months ended September 30, 2002 as compared to $23,000 for the previous nine months ended June 30, 2001. This sales increase was due to our focused efforts on marketing of the Voraxial Separator and continued sales from high precision.
We anticipate that the marketing efforts for the Voraxial Separator from this past year will continue to generate revenues in 2002. We do not expect to generate as much revenue in 2002 from high precision machining since most of our efforts will continue to be focused on building, assembling, marketing and selling the Voraxial Separator.

As indicated in Note B [6], a significant estimate involves the value of the
Company's inventory. The value of the inventory was reduced to estimated market value in prior periods. As this inventory is reduced through product sales, the
Company may experience profit margins in excess of what normally may be expected to be achieved.

Research and Development expenses

Research and Development expenses increased by 26% to $176,000 for the nine months ended September 30, 2002, up from $140,000 for the previous nine months ended September 30, 2001. Although the Company has finalized the development of the Voraxial separator, we increased expenditures for specific applications in which the technology applicable to the Voraxial Separator can be used.

General and Administrative expenses

General and Administrative expenses decreased by 19% to $198,000 for the nine months ended September 30, 2002, down from $244,000 for the previous nine months ended September 30, 2001. We are reducing the expense allocated towards high precision machining and focusing a majority of our efforts on marketing of the Voraxial Separator. As such, the general and administrative overhead we typically experienced with high precision machining was reduced and consolidated with activities supporting the Voraxial Separator.

Liquidity and capital resources

For the nine months ended September 30, 2002, our working capital decreased by
$311,000 from December 31, 2001. This decrease was represented by the following:
(a) a decrease in cash of $241,000; (b) an increase in accounts receivable of
$9,000; (c) a decrease in inventory of $4,000; and (d) an increase in current liabilities of $78,000. Operating at a loss for the three months ended
September 30, 2002, negatively impacted our cash position. We anticipate that we will begin generating revenues and positive cash flow from the Voraxial
Separator in 2002 and into 2003. To the extent such revenues and corresponding cash flows do not materialize, we will require an infusion of capital to sustain our operations. We cannot be assured that the level of revenues will be self-sustaining or that required capital will be able to be obtained or on terms acceptable to us.

Continuing losses

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Since 2001, we have encountered greater expenses in the development of our Voraxial Separators and have had limited rental income for pilot programs from this development. Consequently, our working capital may be insufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern. However, we believe that the exposure received in the past year for the Voraxial Separator has positioned the Company to begin generating sales that will provide us with sufficient working capital.

Subsequent event

Subsequent to the quarter ended September 30, 2002 and pursuant to Rule 506 of
Regulation D of the Securities Act of 1933, the Company has been conducting private placement sales of Units, each Unit of which is composed of common stock and warrants. To date, the Company has received $210,000 from the sales of the
Units.

Item 3. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer evaluated the
Company's disclosure controls and procedures within the 90 days preceding the filing date of this quarterly report. Based upon this evaluation, the Chief
Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits required by Item 601 of Regulation S-B
Not applicable.

(b)      Reports on Form 8-K

We filed a Form 8-K on August 16, 2002 in connection with Item 9, Regulation FD
Disclosure, with an attached exhibit, Exhibit 99.1 - the Certification of
Alberto DiBella, our President, Chief Executive Officer, Chief Financial Officer
and Principal Accounting Officer, in response to the new legislation that requires our Chief Executive Officer and Chief Financial Officer to certify periodic reports that contain financial statements.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

Enviro Voraxial Technology, Inc.

By: /s/ Alberto DiBella
Alberto DiBella, Chairman of the Board of Directors and President

DATED: November 14, 2002

   CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Alberto DiBella, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Enviro Voraxial
Technology, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of
Enviro Voraxial Technology, Inc. as of, and for, the periods presented in this quarterly report.

4.   I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)for Enviro
Voraxial Technology, Inc. and have:
a) designed such disclosure controls and procedures to ensure that material information relating to Enviro Voraxial Technology, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of Enviro Voraxial Technology, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
Evaluation Date;

5.   I have disclosed, based on my most recent evaluation, to Enviro Voraxial
Technology, Inc.'s auditors and the audit committee of Enviro Voraxial
Technology, Inc.'s board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect Enviro Voraxial Technology, Inc.'s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in Enviro Voraxial Technology, Inc.'s internal controls; and

6.   I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Alberto DiBella
    Alberto DiBella
Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

