Form 10KSB
period 2002-12-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2003-04-16
CIK 1043894

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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
               (Address of Principal Executive Offices) (Zip Code)

                                 (954) 958-9968
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

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

State issuer's revenues for its most recent fiscal year. $ (83,000)

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days ($1.40 as of December 31, 2002). $7,161,887.60.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: December 31, 2002: 13,987,634 Shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
- None -

Transitional Small Business Disclosure Format (Check One)
Yes ___       No  X

                                Table of Contents

PART I

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.......10

Item 6.       Management Discussion and Analysis of Financial
              Condition and Plan of Operations...............................12

Item 7.       Financial Statements...........................................14

Item 8.       Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure.........................15

PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act..............16

Item 10.      Executive Compensation.........................................17

Item 11.      Security Ownership of Certain Beneficial

PART I

Item 1.  Description of Business

Our history

     Enviro Voraxial Technology, Inc. (the "Company") was incorporated in Idaho on October 19, 1964, under the name Idaho Silver, Inc. From our inception through 1994, we were engaged in acquiring mining claims and exploring for silver and lead in Idaho. In May of 1996, we entered into an agreement and plan of reorganization with a privately held Florida corporation, Florida Precision
Aerospace, Inc. ("FPA"), and its shareholders. FPA was incorporated on February
26, 1993. We exchanged 10,000,000 newly-issued post-split shares of our common stock, or approximately 97% of our shares then issued and outstanding for all of the issued and outstanding shares of FPA. As a result of this reorganization, the shareholders of FPA gained control of our company and FPA became our wholly-owned subsidiary. Because FPA's management was more qualified to focus our business on that of FPA, our officers and directors resigned and were replaced by FPA's designees. At the close of the transaction, we changed our name to Enviro Voraxial Technology, Inc.

     Pursuant to the reorganization, we reverse split our common stock on a one share for ten share basis and amended our articles of incorporation to increase our authorized common stock to 50,000,000 shares, $.001 par value.

General

     We believe we are emerging as a potential leader in the rapidly growing environmental and industrial separation industries. The Company has developed and patented the Voraxial Separator ("Voraxial Separator" or "VAS"); a
proprietary technology that efficiently separates large volumes of solids and liquids with distinct specific gravities. Management believes this superior separation quality is achieved in real-time, and in much greater volumes, with a more compact and energy efficient machine than any comparable product on the market today. The VAS operates in-line and is capable of processing at flow rates exceeding 10,000 gallons per minute with only one moving part. The Company believes that the VAS technology can help protect the environment and its natural resources while simultaneously making countless industries more reliable, productive and cost effective.

     The Company is presently researching and developing VAS solutions for various applications and markets including pre-treatment (head works) of wastewater, grit/sand separation, oil-water separation, marine/oil-spill clean up, bilge and ballast treatment, stormwater treatment, and food processing waste treatment. As companies in these industries seek to develop greater advantages or differentiators, the VAS may enable them to dramatically increase their productivity while decreasing their costs.

     The Company also expects market opportunities to present themselves because of increased governmental regulation and standards enforcement by the U.S.
Environmental Protection Agency ("EPA"), and the European Union Commission on
the Environment. Additionally, emerging markets worldwide are opening as growing nations recognize the need and benefit of addressing the environmental issues faced by population growth and industrialization, such as China, Mexico, and
South America. Recognizing the global crisis concerning water consumption and waste treatment, the United Nations has declared 2003 to be the "Year of Fresh
Water."

Business

     The Company has shifted its focus from the high precision manufacturing business to the opportunity presented by the Voraxial Separator as management believes that is where significant growth for the Company will occur. We will continue to utilize our engineering expertise to manufacture the Voraxial
Separator in-house. Although revenues from the Voraxial Separator have been nominal since inception, we believe that the in the near future substantial revenues will begin to be generated from the Voraxial Separator.

     The Company has concentrated its efforts on the Voraxial Separator and has begun marketing to major equipment manufacturers and end-users throughout various industrial sectors. In the past year, the Company has been involved in discussions with several multi-national companies and government agencies that are involved in the development, manufacture, and sale of cutting-edge separation technology to a wide range of end-users throughout various industrial sectors. The Company has received a great deal of interest from a variety of industries. Although management believes many different industries can utilize and benefit from the Voraxial Separator, the Company is focusing its efforts on a few key opportunities, including wastewater, grit/sand separation, oil-water separation, marine/oil-spill clean up, bilge and ballast treatment, stormwater treatment, and food processing waste treatment markets.

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

                       Product and Capacity Range

        Model                  Diameter                Capacity Range
       Number                    Size                Gallons Per Minute
       ------                ------------            ------------------
       VAS1000                 1 inch                       5 - 10
       VAS2000                 2 inches                    25 - 80
       VAS4000                 4 inches                   250 - 900
       VAS8000                 8 inches                 2,000 - 6,000

     The Voraxial Separator can transfer various liquids in either direction by reversing the machine's rotation. We currently maintain an inventory of various models of the Voraxial Separator. During fiscal year 2002, we have furthered tested, demonstrated and delivered on a trial basis the Voraxial Separator units to many companies within various industries including energy production, wastewater and oil spill. The Company has sold and delivered units for the use by Alaska Department of Environmental Conservation for oil spill response and the US Navy for stormwater application. The Company has also provided the
Voraxial Separator unit to several firms on a trial basis and is engaged in discussions to deliver additional Voraxial Separator units on an income-producing basis.

     Management believes that our Voraxial Separator offers substantial applications on a cost-effective basis, including: oil exploration & production, oil remediation services, municipal wastewater treatment, bilge water purification, metal finishing, machining and manufacturing, food processing waste treatment and numerous other industrial production and environmental remediation processes. We also believe that the quality of the water separated from the contaminant is good enough to recycle back into the process stream or discharge to the environment. As clean water becomes less available to the ever-increasing world population, this technology may become more valuable.

     The Voraxial Separator is now manufactured and assembled at our Fort
Lauderdale, Florida location by our wholly-owned subsidiary, Florida Precision
Aerospace.

Voraxial Separator products, services and the market

     The need for effective and cost efficient wastewater treatment and separation technology is global in scale. Moreover, virtually every industry requires some type of separation process either during the manufacturing process, prior to treatment or discharge of wastewater into the environment, for general clean up, or emergency response capability. Separation processes, however, are largely unknown to the average consumer. These processes are deeply integrated in almost all industrial processes from oil to wastewater to manufacturing. Management believes that the VAS technology has applications in most, if not all major separation industries. The unique characteristics of the
VAS allow it to be utilized either as a stand-alone unit or within an existing system to provide a more efficient and cost effective way to handle the separation needs of the customer.

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

     The Company received two unit orders and delivered both units in fiscal year 2002. The Company is developing a comprehensive sales and marketing program that will commence in fiscal year 2003 to stimulate awareness of the Voraxial
Separator to companies in several key industries which management believes have the ability to establish its Voraxial Separator technology as an industry-wide standard. Management believes this visibility will result in increase sales.

     The Company has introduced and tested a compact, modular, self-contained recycle system for the treatment of sanitary wastewater from hotels, apartment complexes, office buildings, and commercial facilities. The system, called the
Modular WasteWater Processor, treats sanitary wastewater so that the cleaned water may be used for sanitary, commercial & industrial reuse, lawn and farm crop irrigation, or stream, river or ocean discharge without damaging the environment. By treating the wastewater at the source, management believes that the need for costly piping infrastructure can be eliminated and can permanently prevent the problem of rainwater overflow in wastewater plants.

Anticipated Business of the Company

     In fiscal year 2003 management intends to initially concentrate its marketing efforts in the following industrial sectors: municipal wastewater treatment, oil/water separation, oil spill, and oil exploration and production.
Industry-wide acceptance in any of these specific sectors could imply extensive marketing and sales opportunities on a global scale. The Company anticipates hiring additional management and staff to support the sales and marketing program. Currently, interests have been expressed by companies, which collectively have operations in North America, South America, Europe, the Middle
East, Australia, and Asia.

Inventory

     Other than our Voraxial Separators, we maintain no inventory of finished parts until we receive a customer order. We currently have various models of the
Voraxial Separator in inventory, which includes certain models located at third party facilities on a trial basis.

     FPA contract manufacturing is not initiated until corresponding specifications have been obtained from a customer. Typically, a customer seeking the manufacture of components will provide us with diagrams and specifications.
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

Marketing

     The Company's products and services are marketed through our existing staff and specific distributors currently focused in the US, Europe, Middle East, and
South America. The Company anticipates hiring additional management and staff to further assist and support the sales and marketing program which will be initiated in fiscal year 2003. The program consists of signing vendor representatives and/or distributors to carry the Voraxial Separator and attending trade shows to build technology awareness, among others.

     We have been represented at several trade conferences in both the United
States and Europe. We anticipate participating in other trade shows and presenting the product to other companies in 2003.

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

     We have been and are in compliance with environmental requirements and believe that we have no liabilities under environmental requirements. Further, we have not spent any funds specifically on compliance with environmental laws.
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

     We do not possess third party insurance coverage and are, therefore, effectively self-insured with respect to product liability, directors and officers, and general insurance coverage. We have plans to obtain third party insurance coverage in the near future.

Research and development

     In our past two fiscal years, we have spent approximately $443,000 on product research and development. The Company has finalized the development of the Voraxial Separator. Although we will continually work on advancing the technology and applications whereby the technology can be used, we do not anticipate devoting a significant portion of our funds to this area of the business.

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

Item 2.  Description of Property

     During October 2002, the Company entered into a three (3) year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale,
FL 33309. The lease is approximately $4,700 per month. The Company has the option to renew the lease at the end of the three-year term.

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     Our common stock is traded on the NASDAQ Over-The-Counter Bulletin Board
("OTCBB") under the symbol EVTN. The bid quotations below, as provided by
Interactive Data, have been reported for the period beginning March 31, 2001 and ending December 31, 2002. On April 11, 2003, the closing price for our common stock was $1.40. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         Bid Quotations
         --------------

         Quarter Ended                 High                 Low
         -------------                 ----                 ---

         March 31, 2001                  $1.43              $0.81
         June 30, 2001                   $1.20              $0.70
         September 30, 2001              $0.94              $0.21
         December 31, 2001               $0.30              $0.16
         March 31, 2002                  $0.30              $0.15
         June 30, 2002                   $1.06              $0.20
         September 30, 2002              $1.05              $0.46
         December 31, 2002               $1.09              $0.46

     We have been advised that seven member firms of the NASD are currently acting as market makers for our common stock. There is no assurance that an active trading market will develop which will provide liquidity for our existing shareholders or for persons who may acquire common stock through the exercise of warrants.

Holders

     As of December 31, 2002, there were approximately 789 holders of record of our common stock outstanding. Our transfer agent is Jersey Transfer & Trust
Company, Inc., Post Office Box 36, Verona, New Jersey 07044.

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

Other Stockholders Matters

     During 2001, we received $100,000 from an investor. We received an executed subscription agreement in December 2002 and will issue the investor 100,000 common shares, 100,000 warrants to purchase 100,000 shares of common stock at $3 per share and 100,000 warrants to purchase 100,000 shares of common stock at
$4.00 per share. The warrants expire April 2004. The transaction was exempt from registration under Section 4(2) of the Securities Act.

     During the year ended December 31, 2002, we sold 5.17 units of securities at $60,000 per unit in a private placement to 5 investors. Each unit consisted of 100,000 shares of common stock, 100,000 warrants to purchase 100,000 shares of common stock at an exercise price of $1 per share and 100,000 warrants to purchase 100,000 shares of common stock at an exercise price of $1.25 per share.
The warrants issued at $1 per share are callable at par value provided the stock trades above $1.50 per share for 20 consecutive trading days. The warrants issued at $1.25 per share are callable at par value provided the stock trades above $2 per share for 20 consecutive trading days. Net proceeds received by our
Company aggregated $286,000. The warrants are exercisable from the date of issuance through December 2007. No warrants have been exercised through December
31, 2002. The transaction was exempt from registration under Section 4(2) of the
Securities Act.

     On January 17, 2002, we issued options to purchase 2,000,000 shares of our common stock at an exercise price of $.15 per share. The market price at the date of the grant was $.12 per share. These options were issued pursuant to an employment agreement. In addition, during year ended December 31, 2002, we also issued stock options to purchase 200,000 shares of common stock to an additional employee of our Company. These options have an exercise price of $.77 per share.

     On December 31, 2002, we issued 6,000,000 shares of common stock to Alberto
DiBella pursuant to the automatic conversion rights of the preferred stock held by Mr. DiBella. The 6,000,000 shares of preferred stock held by Mr. DiBella were returned to treasury and cancelled.

     In January 2003, we issued warrants to purchase an aggregate of 310,000 shares of common stock exercisable at $1.00 per share. The warrants were issued pursuant to two separate employment agreements.

     In February 2003, we extended the exercisable life of certain warrants issued in 2000 for a period of one year. The warrants now expire on in February
2004.

     In February and March of 2003, we sold 1.05 units of securities to three investors. Each unit consisting of 100,000 shares of common stock at $1.00 per share and 100,000 warrants to purchase 100,000 shares of common stock at $1.50 per share. The warrants are exercisable for a period of five years from the date of closing. The transaction was exempt from registration under Section 4(2) of the Securities Act.

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

Year ended December 31, 2002 and 2001

     ContractRevenue. Our contract revenue increased by 15% to $46,000 for the year ended December 31, 2002 from $54,000 for the year ended December 31, 2001.
The change was due to fewer manufacturing contracts in 2002. The Company does not solicit high precision manufacturing contracts but does receive orders from previous clients. Product sales increased $37,000 or 100% as we sold two machines in 2002. We have focused our efforts and resources to the manufacturing, assembling, marketing and selling of the Voraxial Separator, as such, revenues were generated from the Voraxial Separator in 2002. We do expect revenues from the Voraxial Separator to increase in 2003 with the implementation of a comprehensive sales and marketing program.

General and administrative expenses

     General and Administrative expenses decreased by 18% to $335,000 for the year ended December 31, 2002 from $408,000 for the year ended December 31, 2001.
The decrease was due to consolidation of administrative efforts, which included decrease in personnel related to Florida Precision that were offset by an increase in personnel related to the applications of the Voraxial Separator. We have reduced the expense allocated towards high precision machining and focused a majority of our efforts on the marketing of the Voraxial Separator. As such, the general and administrative overhead typically experienced with the high precision machining was reduced and consolidated with the marketing activities supporting the Voraxial Separator.

Research and development expenses

     Research and Development expenses increased 99% to $295,000 for the year ended December 31, 2002 from $148,000 in 2001. This increase was due to our continuing efforts to expand the applications of the Voraxial Separator line.

Other Income

     Other income decreased 98% to $9,000 from $516,000. This decreased is attributable to the sale of our building in 2001 resulting in a gain of approximate $566,000.

Liquidity and capital resources

     In the year ended December 31, 2002 our working capital decreased by
$157,000 from December 31, 2001. This decrease was represented by a decrease in cash of $156,000, decrease in Inventory of $4,000 and an increase in current liabilities of $105,000. Operating at a loss for the year negatively impacted our cash position; however the financing added to our working capital position.
We believe that including our current cash resources and anticipated revenue to be generated by our Voraxial Separators, we will have sufficient resources to continue business operations for the next twelve months. To the extent that these resources are not sufficient to sustain current operating activities, we may need to seek additional capital, or adjust our operating plan accordingly.

     During the year ended December 31, 2002, we sold 5.17 units of securities at $60,000 per unit in a private placement. Each unit consisted of 100,000 shares of common stock, 100,000 warrants to purchase 100,000 shares of common stock at an exercise price of $1 per share and 100,000 warrants to purchase
100,000 shares of common stock at an exercise price of $1.25 per share. The warrants issued at $1 per share are callable at par value provided the stock trades above $1.50 per share for 20 consecutive trading days. The warrants issued at $1.25 per share are callable at par value provided the stock trades above $2 per share for 20 consecutive trading days. Net proceeds received by our
Company aggregated $286,000. The warrants were exercisable at date of issuance through December 2007. No warrants have been exercised through December 31,
2002.

     In February and March of 2003, we sold 1.05 units of securities. Each unit consisting of 100,000 shares of common stock at $1.00 per share and 100,000 warrants to purchase 100,000 shares of common stock at $1.50 per share. The warrants are exercisable for a period of five years from the date of closing.

Continuing losses

     We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern.

     The Company has experienced  net losses, has a working capital deficit and sustained cash outflows from operating activities and had to raise capital to sustain operations. There is no assurance that the Company's developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve significant revenues. If the Company is unable to successfully commercialize its Voraxial
Separator, it is unlikely that the Company could continue its business. The
Company will continue to require the infusion of capital until operations become profitable. During 2003, the Company anticipates seeking additional capital, increasing sales of the voraxial separator and continuing to restrict expenses.
Substantial doubt exists about the ability of the Company to continue as a going concern.

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

Critical Accounting Policies

     The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.
Certain accounting policies have a significant impact on amounts reported in financial statements. A summary of those significant accounting policies can be found in Note B to the Company's financial statements. The Company has not adopted any significant new accounting policies other than those disclosed during the period ended December 31, 2002. Among the significant judgments made by management in the preparation of the Company's financial statements is the determination of inventory valuation. Such adjustments are made each period in the ordinary course of accounting.

Item 7.  Financial Statements

         The financial statements required by this report are included, commencing on F-1.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

Contents

                                                                           Page
                                                                           ----

Consolidated Financial Statements

   Independent auditors' report                                             F-1

   Balance sheet as of December 31, 2002                                    F-2

   Statements of operations for the years ended
       December 31, 2002 and 2001                                           F-3

   Statements of stockholders' equity for the years ended
       December 31, 2002 and 2001                                           F-4

   Statements of cash flows for the years ended
       December 31, 2002 and 2001                                           F-5

   Notes to financial statements                                            F-6

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Enviro Voraxial Technology, Inc.

We have audited the accompanying consolidated balance sheet of Enviro Voraxial
Technology, Inc. and subsidiary (the "Company") as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Enviro Voraxial
Technology, Inc. and subsidiary as of December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced recurring net losses and has a working capital deficit and sustained cash outflows from operating activities that raise substantial doubt about its ability to continue as a going concern.
Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Eisner LLP

Florham Park, New Jersey
April 4, 2003

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Balance Sheet
December 31, 2002

ASSETS
Current assets:
   Cash and cash equivalents                                    $     167,000
   Accounts receivable                                                 10,000
   Inventory                                                           71,000
   Other current assets                                                 5,000
                                                                -------------

        Total current assets                                          253,000

Property, plant and equipment, net                                     78,000

Other assets                                                            5,000
                                                                -------------

                                                                $     336,000
                                                                =============

LIABILITIES
Current liabilities:
   Current portion of obligations under capital leases          $      35,000
   Accounts payable and accrued expenses                              246,000
                                                                -------------

        Total current liabilities                                     281,000

Obligations under capital leases, less current portion                 10,000
                                                                -------------

        Total liabilities                                             291,000
                                                                -------------

Commitments and contingency

STOCKHOLDERS' EQUITY
Capital stock $.001 par value:
   Preferred stock, voting, 8% noncumulative,
      convertible, authorized 7,250,000 shares,
      issued and outstanding - none
   Common stock, authorized 42,750,000 shares;
       13,987,634 shares issued
      and outstanding, 100,000 shares issuable                         14,000
Additional paid-in capital                                          1,740,000
Accumulated deficit                                                (1,709,000)
                                                                -------------

        Total stockholders' equity                                     45,000
                                                                -------------

                                                                $     336,000
                                                                =============

    Attention is directed to the accompanying notes to financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Operations

                                                           Year Ended December 31,
                                                            2002            2001

Contract revenue (Note C)                              $      46,000   $      54,000
Product sales (Note C)                                        37,000
                                                       -------------

      Total revenue                                           83,000          54,000
                                                       -------------    ------------

Costs and expenses:
   Cost of contract revenue                                    4,000          49,000
   Cost of sales                                              14,000
   General and administrative                                335,000         408,000
   Research and development                                  295,000         148,000
                                                       -------------   -------------

      Total costs and expenses                               648,000         605,000
                                                       -------------   -------------

Loss before other expense (income)                          (565,000)       (551,000)
                                                       -------------   -------------

Other expense (income):
   Interest expense                                           10,000          51,000
   Other income (Note H)                                      (9,000)       (516,000)
                                                       -------------   -------------

      Total other expense (income)                             1,000        (465,000)
                                                       -------------   -------------

Net loss                                               $    (566,000)  $     (86,000)
                                                       =============   =============

Basic and diluted loss per common share                   $(0.08)          $(0.01)
                                                          ======           ======

Weighted average number of common shares outstanding       7,509,000       7,435,000
                                                       =============   =============

    Attention is directed to the accompanying notes to financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

                                  Preferred Stock           Common Stock   Additional
                                              Par      Paid-in               Paid-in   Accumulated
                                  Shares     Value      Shares   Par Value   Capital     Deficit        Total
                                 ---------  -------  ---------   -------  -----------  -----------  ----------
Balance, December 31, 2000       6,000,000  $6,000   7,407,118   $ 7,000   $1,276,000  $(1,057,000) $  232,000
Issuance of common stock
  at $.85 per share                                     23,530                 20,000                   20,000
Issuance of common stock at
  market value for services
  rendered                                              40,320                 35,000                   35,000
Services provided by founder
  at estimated fair value                                                      12,000                   12,000
Net loss for the year ended
  December 31, 2001                                                                        (86,000)    (86,000)
                                 ---------  -------  ---------   -------  -----------  -----------  ----------

Balance, December 31, 2001       6,000,000   6,000   7,470,968     7,000    1,343,000   (1,143,000)    213,000
Issuance of units consisting
  of common stock and warrants,
  net of issuance costs                                516,666     1,000      285,000                  286,000
Shares of common stock and
  common stock warrants
  issuable (Note F)                                    100,000                100,000                  100,000
Services provided by founder
  at estimated fair value                                                      12,000                   12,000
Issuance of common stock upon
  conversion of preferred stock
  (Note F)                      (6,000,000) (6,000)  6,000,000    6,000
Net loss for the year ended
  December 31, 2002                                                                       (566,000)   (566,000)
                                ----------  -------  ---------   -------  -----------  -----------  ----------

Balance, December 31, 2002               0  $    0  14,087,634   $14,000  $ 1,740,000  $(1,709,000) $   45,000
                                ==========  ======= ==========   =======  ===========  ===========  ==========

    Attention is directed to the accompanying notes to financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

                                                                 Year Ended December 31,
                                                                  2002             2001
                                                            ---------------  -------------

Cash flows from operating activities:
   Net loss                                                 $      (566,000) $     (86,000)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                                   45,000        105,000
      Common stock issued for services                                              35,000
      Net gain on sale of property, plant and equipment                           (481,000)
      Services provided by founder without renumeration              12,000         12,000
      Changes in:
        Accounts receivable                                           1,000        (11,000)
        Inventory                                                     4,000
        Other assets                                                                (8,000)
        Accounts payable and accrued expenses                        93,000         19,000
                                                            ---------------  -------------

           Net cash used in operating activities                   (411,000)      (415,000)
                                                            ---------------  -------------

Cash flows from investing activity:
   Proceeds from sale of property, plant and equipment                           1,192,000
                                                                             -------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                       286,000         20,000
   Repayments of mortgage note payable                                            (408,000)
   Repayment of advances from stockholder                                         (275,000)
   Repayments of obligations under capital leases                   (31,000)       (24,000)
   Advances from investor                                                          100,000
                                                            ---------------  -------------

           Net cash provided by (used in)
            financing activities                                    255,000       (587,000)
                                                            ---------------  -------------

Net (decrease) increase in cash and cash equivalents               (156,000)       190,000
Cash and cash equivalents, beginning of year                        323,000        133,000
                                                            ---------------  -------------

Cash and cash equivalents, end of year                      $       167,000  $     323,000
                                                            ===============  =============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                   $        10,000  $      72,000

Supplemental disclosure of noncash investing and
  financing activity:

   Issuance of 100,000 common shares at $1 per
    share in settlement of amount due to investor           $       100,000

   Issuance of 6 million common shares upon
    conversion of 6 million preferred shares (Note F)      $             0

    Attention is directed to the accompanying notes to financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 2002

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

Until 1999, the Company focused its operations on a high-precision engineering machine shop located in Florida which designs, manufactures and assembles specialized parts and components for the aerospace and automotive industries.
The Company currently operates within two segments: the manufacture and distribution of the voraxial separator; and contract manufacturing services to the aerospace and automotive industries. All assets of the Company, except for inventory, are associated with contract manufacturing services. Contract revenue and cost of contract revenue are associated with manufacturing services. Product sales and cost of sales are associated with the voraxial separator. All research and development expenses and primarily all general and administrative expenses are associated with the voraxial separator. Since 1999, the Company has been focusing its efforts on developing and marketing the voraxial separator.

The Company has experienced net losses, has negative cash flows from operating activities, and had to raise capital to sustain operations. There is no assurance that the Company's developmental and marketing efforts will be successful, resulting in commercially accepted products. The Company will continue to require the infusion of capital until operations become profitable.
During 2003, the Company anticipates seeking additional capital, increasing sales of the voraxial separator and continuing to restrict expenses. Substantial doubt exists about the ability of the Company to continue as a going concern.
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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[4] Net loss per share:

Basic and diluted loss per share has been computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. The warrants and stock options have been excluded from the calculation since they would be anti-dilutive. Such equity instruments may have a dilutive effect in the future and include the following potential common shares:

           Warrants                  1,486,531
           Stock options             2,245,000
                                 -------------

                                     3,731,531
                                 =============

The stock option amount above does not include 375,000 stock options contingently issuable upon the achievement of milestones under a consulting agreement. The timetable to achieve the specified milestones expires in the third quarter of 2003.

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

[9] Revenue recognition:

The Company recognizes contract revenue when earned. Shipments of the voraxial separator to third parties are recognized as revenue upon customer acceptance.
Shipments to third parties in connection with pilot programs are not recognized as revenue and such components are included in inventory as of December 31,
2002.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[10] Fair value of financial instruments:

Obligations under capital leases approximate fair value as the interest rates applicable to these debt instruments are comparable to quoted market prices for similar issues.

[11] Advertising costs:

Advertising costs, which amounted to $11,000 in 2002, are expensed as incurred.
There were no advertising costs incurred during the year ended December 31,
2001.

[12] Stock-based compensation:

The Company accounts for stock-based employee compensation under Accounting
Principles Board ("APB" Opinion No. 25, "Accounting for Stock Issued to
Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards
("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148,
"Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards.

                                                                Year Ended December 31,
                                                                 2002             2001

 Reported net loss                                          $    (566,000)    $    (86,000)
 Stock-based employee compensation expense included in
    reported net loss, net of related tax effects                       -                -
 Stock-based employee compensation determined under the
    fair value based method                                      (114,000)          (1,000)
                                                            --------------    --------------

 Pro forma net loss                                         $    (680,000)    $    (87,000)
                                                            ==============    ==============

 Basic and diluted loss per common share:
    As reported                                                 $(0.08)          $(0.01)
                                                                ======           ======
    Pro forma                                                   $(0.09)          $(0.01)
                                                                ======           ======

The fair value of each option grant on the date of grant is estimated using the
Black-Scholes option-pricing model with a volatility of 68% for 2002 and 144%
for 2001, expected life of options of 5 years, risk free interest rate of
2.95%-4.34% in 2002 and 4% in 2001 and a dividend yield of 0%. The weighted average fair value of options granted during the years ended December 31, 2002 and 2001 was $.09 and $.21, respectively.

[13] Recent accounting pronouncements:

In June 2001, the Financial Accounting Standards Board issued No. 141,
"Accounting for Business Combinations" and SFAS No. 142, "Accounting for
Goodwill and Other Intangible Assets" effective for fiscal years beginning after
December 15, 2001. Under SFAS No. 141, a company must use the purchase method of accounting for all business acquisitions. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. The adoption of these standards is expected to have no effect on the
Company's financial statements.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[13] Recent accounting pronouncements: (continued)

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets". This statement superseded SFAS No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to
Be Disposed Of" and addresses financial accounting and reporting for impairment of long-lived assets to be held and used, and long-lived assets and components of an entity to be disposed of. The Company adopted this statement on January 1,
2002.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's
Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others". FIN 45 clarifies the requirements of SFAS
No. 5, "Accounting for Contingencies", relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January
1, 2003, are not subject to liability recognition, but are subject to expanded disclosure requirements. The Company does not believe that the adoption of this
Interpretation will have a material impact on its financial position or statement of operations.

In January 2003, FASB issued FIN 46, an interpretation of Accounting Research
Bulletin No. 51. FIN 46, requires firms to consolidate variable interest entities for which they are deemed to be the primary beneficiary and disclose information about variable interest entities in which they have a significant variable interest. FIN 46 became effective immediately for variable interest entities formed after January 31, 2003 and will become effective in the third quarter of 2003 for any variable interest entities formed prior to February 1,
2003. The adoption of this standard is expected to have no material effect on the Company's financial statements.

NOTE C - CONCENTRATION OF CREDIT RISK

Four customers accounted for 35%, 27%, 15% and 13% of total revenue for the year ended December 31, 2002. Three customers accounted for 37%, 33%, and 16% of total revenue for the year ended December 31, 2001.

NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2002 consists of:

       Machinery and equipment                   $    351,000
       Furniture and fixtures                          12,000
       Auto                                            12,000
                                                 ------------

                                                      375,000
       Less accumulated depreciation                  297,000
                                                 ------------

       Net property, plant and equipment         $     78,000
                                                 ============

Included in depreciation expense for the year ended December 31, 2002 is amortization of equipment under capital leases of $19,000. Accumulated depreciation relating to equipment under capital leases aggregated $111,000 as of December 31, 2002. Net book value of equipment under capital leases amounted to $76,000 as of December 31, 2002.

NOTE D - PROPERTY, PLANT AND EQUIPMENT  (CONTINUED)

During 2001, the Company sold its building and related land (Note H). In connection therewith, the Company paid off the mortgage payable of $408,000 and amounts due stockholder of $275,000 with the proceeds received from the sale.
The Company leased a new facility in Ft. Lauderdale, Florida (Note I).

NOTE E - OBLIGATIONS UNDER CAPITAL LEASES

As of December 31, 2002, the future minimum lease payments under capital leases are as follows:

       Year Ending
       December 31,

         2003                                    $    38,000
         2004                                         11,000
                                                 -----------

                                                      49,000
         Less amount representing interest            (4,000)
                                                 -----------

                                                      45,000
         Due within one year                          35,000
                                                 -----------

         Due after one year                      $    10,000
                                                 ===========

NOTE F - CAPITAL TRANSACTIONS

Common stock:

During the year ended December 31, 2002, the Company sold 5.17 units of securities at $60,000 per unit. Each unit consisted of 100,000 shares of common stock, 100,000 warrants to purchase 100,000 shares of common stock at an exercise price of $1 per share and 100,000 warrants to purchase 100,000 shares of common stock at an exercise price of $1.25 per share. The warrants issued at
$1 per share are callable at par value provided the stock trades above $1.50 per share for 20 consecutive trading days. The warrants issued at $1.25 per share are callable at par value provided the stock trades above $2 per share for 20 consecutive trading days. Net proceeds received by the Company aggregated
$286,000. The warrants were exercisable at date of issuance through December
2007. In connection with this transaction, the Company issued 10,000 warrants exercisable at $1.25 per share to the underwriter. No warrants have been exercised through December 31, 2002.

During 2001, the Company received $100,000 from an investor. The Company received an executed subscription agreement in December 2002 and will issue
100,000 common shares, 100,000 warrants to purchase 100,000 shares of common stock at $3 per share and 100,000 warrants to purchase 100,000 shares of common stock at $4 per share to this investor in 2003.

During the year ended December 31, 2001, the Company sold 23,530 shares of common stock at $.85 per share. In addition, the Company issued 40,320 shares of common stock valued at $.81 per share for consulting services rendered to the
Company.

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

Preferred stock:

The preferred stock had voting rights, was convertible and accrued dividends at a rate of 8% per share when and as declared by the Board of Directors. The 6 million shares of preferred stock were convertible into common stock on a one-for-one basis. Prior to December 31, 2002, for each year revenue increased by $10 million over the preceding year's revenue, 1 million preferred shares would be convertible into 1,200,000 shares of common stock. On December 31,
2002, this provision lapsed and the preferred stock was automatically converted into common stock on a one-for-one share basis.

Options:

Stock option transactions for employees during 2002 and 2001 were as follows:

                                                                      Exercise   Weighted Average
                                                                     Price Per   Exercise Price
                                      Options         Vested          Common       Per Option
                                    Outstanding       Shares           Share      Outstanding

  Balance, January 1, 2001                    0               0
  Granted/vested during the year         45,000               0        $.30          $0.30
                                  -------------   -------------

  Balance, December 31, 2001             45,000               0        $.30          $0.30
  Granted/vested during the year      2,200,000       1,115,000    $0.15 - $0.77     $0.20
                                  -------------   -------------

  Balance, December 31, 2002          2,245,000       1,115,000    $0.15 - $0.77     $0.21
                                  =============   =============

Information with respect to employee stock options outstanding and employee stock options exercisable at December 31, 2002 is as follows:

                                       Weighted
                       Number           Average       Weighted               Weighted
                   Outstanding at      Remaining      Average                Average
      Range of      December 31,      Contractual    Exercise    Number      Exercise
  Exercise Prices       2002        Life (in Years)    Price   Exercisable    Price

       $0.15         2,000,000           4.55          $0.15    1,000,000     $0.15
       $0.30            45,000           2.87          $0.30       15,000     $0.30
       $0.77           200,000           5.13          $0.77      100,000     $0.77

Warrants:

       Balance, January 1, 2001 and December 31, 2001  $     243,200
       Issued                                              1,243,331
                                                        ------------

       Balance, December 31, 2002                      $   1,486,531
                                                       =============

121,600 warrants exercisable at $6.00 per share and 121,600 warrants exercisable at $9.00 per share previously expiring on February 11, 2003 have been extended to February 11, 2004.

NOTE G - INCOME TAXES

The significant components of the Company's deferred tax asset and liabilities as of December 31, 2002 are as follows:

       Deferred income tax assets:
          Net operating losses carryforwards                  $    623,000
          Tax credits                                               64,000
                                                              ------------

       Deferred income tax liabilities:
          Depreciation                                              (7,000)
                                                              ------------

                                                                   680,000
       Valuation allowance                                        (680,000)
                                                              ------------

       Net deferred tax asset                                 $          0
                                                              ============

The significant components of the benefit for income taxes for the years ended
December 31, 2002 and 2001 are as follows:

                                                2002           2001

       Deferred:
          Federal                          $    160,000    $    261,0000
          State                                  22,000           46,000
          Change in valuation allowance        (182,000)        (307,000)
                                           ------------    -------------

             Total deferred income taxes   $          0    $          0
                                           ============    =============

During 2001, the Company utilized approximately $90,000 of net operating losses to offset taxable income of the same amount. As of December 31, 2002, the
Company has net operating loss carryforwards of approximately $1,655,000 for federal income tax purposes, which expire through 2022.

The difference between the statutory federal income tax rate on the Company's pre-tax loss and the Company's effective income tax rate is summarized as follows:

                                                2002          2001

       Statutory federal income tax rate        34.0%        34.0%
       Increase in valuation allowance         (34.0)        (34.0)
                                            --------      --------

       Effective income tax rate                 0.0%         0.0%
                                            ========      ========

NOTE H - OTHER INCOME

For 2002, other income consists of rental income from pilot programs relating to the voraxial separator. For 2001, other income consists of rental income from the sublease of office space of $33,000 on a month-to-month basis, a loss on sale of equipment of $85,000, and a gain on sale of real estate of $566,000.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 2002

NOTE I - COMMITMENTS AND CONTINGENCY

Employment agreements:

The Company entered into an employment agreement dated January 17, 2002 with an individual to serve as the Vice President and Director of Business Development.
This individual had served as a consultant to the Company since 1999. The term of the agreement is for one year. The base year salary is $60,000 with a bonus provision for $60,000. Such bonus and salary was earned and accrued in 2002. The employee was granted stock options to purchase 2 million shares of common stock with an exercise price of $.15 per share. The market price at the date of grant was $.12 per share.

In addition, in 2002 the Company also issued stock options to purchase 200,000 shares of common stock to another employee with an exercise price of $0.77 per share.

Operating lease:

The Company leases office and warehouse space in Ft. Lauderdale, Florida. Future minimum lease payments, exclusive of common area maintenance charges as of
December 31, 2002 are as follows:

       Year Ending
       December 31,

         2003                $     44,000
         2004                      30,000
                             ------------

                             $     74,000
                             ============

Rent expense charged to operations amounted to $63,000 and $15,000 in 2002 and
2001, respectively.

Other matter:

The Company does not possess third party insurance coverage and is, therefore, effectively self-insured with respect to product liability, directors, officers and general liability coverage.

NOTE J - SUBSEQUENT EVENTS

Common stock:

In February and March of 2003, the Company sold 1.05 units of securities. Each unit consisting of 100,000 shares of common stock at $1.00 per share and 100,000 warrants to purchase 100,000 shares of common stock at $1.50 per share. The warrants are exercisable for a period of five years from the date of closing.

Employment contracts:

The Company hired two employees under employment agreements that commence in
January 2003. The combined salaries for 2003 are $215,000 subject to annual increases beginning in 2004. Both agreements have a term of 5 years. One agreement provides for the granting of up to 300,000 cashless warrants to purchase common stock at $1 per share which may result in a significant charge to operations in the future. The other agreement provides for the granting of
10,000 stock options to purchase common stock at $1 per share exercisable ratably over two years from the date of grant.

Item 8.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure

         None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

Directors and executive officers

     The following sets forth the names and ages of our officers and directors.
Our directors are elected annually by our shareholders, and the officers are appointed annually by our board of directors.

              Name               Age        Position
              ---------------    ---        ----------------------
              Alberto DiBella    72         President and Director

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

Key employees

     John A. DiBella has served as an employee of our Company since January
2002. From 2000 through January 2002 Mr. DiBella provided consulting services to our Company. Mr. DiBella serves as the Company's Director of Business
Development. Mr. DiBella co-founded and served as President of PBCM, a financial management company located in New Jersey from 1997 to 1999. While at PBCM, Mr.
DiBella was involved in various consulting services regarding the development of publicly traded companies, including establishing a management team, negotiating partnerships, licensing agreements and investigating merger and acquisition opportunities. Prior to co-founding PBCM, Mr. DiBella served as a Securities
Analyst in the Equities and Derivatives Department for Donaldson, Lufkin and
Jenrette, a NYSE member firm. Mr. DiBella holds a Bachelor of Science Degree in
Finance and Economics from Rutgers University. Mr. DiBella is the nephew of
Alberto DiBella.

     Frank J. DeMicco has been employed by our Company since January 2003. He previously served as President of United Water New Jersey and Senior
Vice-President of Operations for United Water Resources from 1996 to 2000.
DeMicco, a licensed professional engineer in NY, NJ, PA, VA and Puerto Rico, has over 35 years of senior executive management experience in the fields of heavy construction, consulting engineering and utility design, construction, and management. As the former senior technical and operations executive within
United Water executive management, DeMicco assisted that company in increasing its market capitalization from $400 Million in 1991 to $1.8 Billion in 2000. In
July 2000, United Water was acquired by the French utility giant, Suez Lyonnaise des Eaux (NYSE: SZE), the world's largest provider of water and wastewater services. Prior to his tenure at United Water, DeMicco was the President and
Chief Technical Officer of Buck, Seifert & Jost, Consulting Engineers ("BS&J").
DeMicco's responsibilities have included responsible charge of design and/or construction inspection for water and sewage treatment plants, pumping stations, gravity dams, water and sewage pipelines, filter plant expansions, computerized process control systems and control systems software development for the water treatment industry.

Committees

     To  date, we have not established an audit committee. Our board of directors, solely consisting of Alberto DiBella, reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls. Mr. DiBella is not considered a "financial expert."

     We have not established a compensation committee nor nominating committee.

Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. These persons are required by
SEC regulation to furnish us with copies of these reports they file.

     To our knowledge, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required,
Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were not complied with on a timely basis for the period which this report relates.

Item 10. Executive compensation

     The table below sets forth compensation awarded to, earned by or paid to our chief executive officer and each executive officer whose compensation exceeded $100,000 for the year ended December 31, 2002.

                           SUMMARY COMPENSATION TABLE
                              Annual Compensation

Name                    Year           Salary         Bonus       Other
----                    ----           ------         -----       -----

Alberto DiBella         2000            ---            ---         ---
                        2001            ---            ---         ---
                        2002            ---            ---         ---

     For services rendered during 1997, Mr. DiBella was paid cash compensation of $50,000 together with 1,000,000 voting convertible, non-cumulative 8%
preferred shares, $0.001 par value. In 1997 Mr. DiBella also exchanged 5,000,000 shares of common stock for 5,000,000 shares of voting convertible, non-cumulative 8% preferred shares, $.001 par value. Effective December 31,
2002, pursuant to its terms, the preferred stock converted into shares of common stock on a one for one basis. Mr. DiBella had 6,000,000 shares of preferred stock at the time of conversion.

Stock options

     During fiscal year 2002, there were no option or SAR grants to any of our executive officers or directors.

Option exercises and holdings

     To date, we have not issued any options or SARs to any of our executive officers or directors.

Employment agreements

     Alberto DiBella, our chief executive officer, president and chairman did not receive compensation for 2000, 2001 or 2002. However, the Company has
recorded a charge $12,000 to reflect the fair value of services rendered to the
Company in 2002 and 2001.

     John A. DiBella. On January 17, 2002, our Company  entered into a one year employment agreement with John A. DiBella to serve as vice president and director of business development. Pursuant to the agreement, Mr. DiBella receives a base salary of $60,000 with a bonus provision for $60,000. Such bonus and salary were earned and accrued in 2002. Mr. DiBella was also granted stock options to purchase 2,000,000 shares of our common stock at an exercise price of
$.15 per share. The agreement further provides that until a new employment agreement is negotiated, Mr. DiBella's salary shall increase $150,000 per year, payable monthly.

     Frank J. DeMicco. On January 1, 2003, we entered into a five year employment agreement with Mr. DeMicco to serve as operating officer of our
Company. Pursuant to the agreement, Mr. DeMicco receives an annual base salary of $150,000 per year, payable in monthly installments. In addition, Mr. DeMicco shall receive an annual increase in base salary equal to a minimum of ten percent of his prior base salary. Pursuant to the agreement, Mr. DeMicco also has received warrants to purchase 100,000 shares of common stock exercisable at
$1.00 per share commencing on the one year anniversary of the agreement. In addition, at the end of each subsequent year of the agreement, Mr. DeMicco shall be issued warrants to purchase 50,000 shares of common stock exercisable at
$1.00 per share.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership

     The table below sets forth information with respect to the beneficial ownership of our securities as of March 31, 2003 by:

         1) each person known by us to be the beneficial owner of five percent or more of our outstanding securities, and

         2) executive officers and directors, individually and as a group.

     Unless otherwise indicated, we believe that the beneficial owner has sole voting and investment power over such shares.

Name and Address of              Number of Shares        Percentage of
 Beneficial Owner               Beneficially Owned         Ownership
----------------------          ------------------       -------------
Alberto DiBella                     8,872,000                63%
3500 Bayview Drive
Fort Lauderdale, FL  33308

All officers and directors          8,872,000                63%
as a group (1 person)

(1)  Alberto DiBella's beneficial share ownership includes 10,000 shares of common stock owned by his wife.
Equity Compensation Plan (not approved by shareholders)

Information with respect to employee stock options outstanding and employee stock options exercisable at December 31, 2002 is as follows:

                                Weighted                            Weighted
           Number               Average                             Average
         Outstanding            Exercise            Number          Exercise
         At 12/31/02             Price           Exercisable         Price
         -----------           ---------         -----------       ---------

          2,245,000              $0.21            1,115,000          $0.21

Item 12. Certain Relationships and Related Transactions

     On October 20, 1997, our Chairman, Alberto DiBella, agreed to contribute
5,000,000 shares of common stock to our treasury which shares were cancelled in consideration for the issuance to him of 6,000,000 shares of our preferred stock. Subject to adjustment, the preferred stock issued to Mr. DiBella is convertible into common stock, on a one share for one share basis, in an amount not greater than 1,200,000 shares per year commencing January 1, 1998, for each revenue increase of $10,000,000 over the revenues of the prior year. The shares of preferred stock converted into 6,000,000 shares of common stock pursuant to their terms on December 31, 2002.

Item 13. Exhibits, Lists and Reports on Form 8-K

Exhibit No.       Description of Exhibit
-----------       ----------------------

      2           Plan of Merger*
      3(i)        Articles of Incorporation*
      3(ii)       Bylaws*
      4           Share Certificate*
      10          Mortgage Note*
      21          Subsidiaries*
      99.1        Certification

*Previously filed

Item 14. Controls and Procedures

Evaluation of disclosure controls and procedures

     Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.
This evaluation was done under the supervision and with the participation of the
Company's Principal Executive Officer and Principal Financial Officer. Based
upon that evaluation, he concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in internal controls

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                   SIGNATURES

     In accordance  with Section 13 or 15(d) of the Securities Exchange Act of
1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on April 15, 2003.

                                            ENVIRO VORAXIAL TECHNOLOGY, INC.

                                    By:  /s/ Alberto DiBella
                                             ------------------
                                             Alberto DiBella
                                         President and Chief Executive Officer
                                         (Principal Executive Officer and
                                         Principal Financial Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In  connection with the accompanying Annual Report of ENVIRO VORAXIAL
TECHNOLOGY, INC. (the "Registrant") on Form 10-KSB for the year ending December
31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), I, ALBERTO DIBELLA, Principal Executive Officer
and Principal Financial Officer of the Registrant, certify, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002, to the best of my knowledge, that:

1.       I have reviewed this Annual Report;
2.       Based on my knowledge, this Annual Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;
3.       Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for the periods presented in this
         Annual Report;
4.       I am  responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:
         a)       designed such disclosure controls and procedures to ensure that material information relating to the Registrant,
                  including its consolidated subsidiaries, to the extent
                  applicable, is made known to me by others within those
                  entities, particularly during the period in which this Annual
                  Report is being prepared;
         b)       evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date");
                  and
         c)       presented in this Annual Report my conclusions about the
                  effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.       I have disclosed, based on my most recent evaluation, to the
         Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):
         a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the
                  Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's
                  auditors any material weaknesses in internal controls; and
         b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the
                  Registrant's internal controls; and
6.       I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:      /s/ALBERTO DIBELLA
         ------------------
         Alberto DiBella
         Principal Executive Officer and
         Principal Financial Officer
         April 15, 2003

