Form 10QSB
period 2003-03-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2003-05-20
CIK 1043894

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   (Mark One)

[X ] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
     ACT OF 1934

                  For the quarterly period ended March 31, 2003

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from to

                         Commission File Number: 0-27445

                        Enviro Voraxial Technology, Inc.
        [Exact name of Small Business Issuer as specified in its Charter)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2003, we had 13,987,634 shares of our Common Stock outstanding.


Transitional Small Business Disclosure Format (Check one): Yes___  No_X___

                                      INDEX

PART 1.      CONSOLIDATED FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements................................

             Basis of Presentation............................................

             Consolidated Balance Sheet (unaudited) - March 31, 2003..........

             Consolidated Statements of Operations (unaudited) for the
                Three Months Ended March 31, 2003 and 2002....................

             Consolidated Statements of Cash Flows (unaudited) for the Three
                Months Ended March 31, 2003 and 2002..........................

             Notes to Consolidated Financial Statements.......................


Item 2.      Management's Discussion and Analysis and Plan of
             Operation........................................................

Item 3.      Controls and Procedures..........................................


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings................................................
Item 2.      Changes in Securities and Use of Proceeds........................
Item 3.      Default Upon Senior Securities...................................
Item 4.      Submission of Matters to a Vote of Securities....................
Item 5.      Other Information................................................
Item 6.      Exhibits and Reports on Form 8-K.................................


Signatures      ..............................................................

PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements of Enviro Voraxial Technology, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2002 found in the Company's Form 10-KSB.

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Since 2001 we have encountered greater expenses in the development of our Voraxial Separators and have had limited sales income for the Voraxial Separators from this development. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern. However, we believe that the exposure received in the past year for the Voraxial Separator has positioned the Company to continue generating sales which may supply us with sufficient working capital.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                                      March 31, 2003

Current Assets:
      Cash and cash equivalents                                          $  129,000
      Inventory                                                              71,000
      Other current assets                                                    5,000
                                                                         -----------
                  Total current assets                                      205,000

Property, plant and equipment, net                                           70,000
Other assets                                                                  5,000
                                                                         -----------

                                                                         $  280,000
                                                                         ===========

                                   LIABILITIES

Current Liabilities:
      Current portion of obligations under capital
        Leases                                                           $   35,000
      Accounts payable and accrued expenses                                 273,000
                                                                         -----------
                  Total current liabilities                                 308,000

Noncurrent liabilities:
      Obligations under capital leases                                        5,000
                                                                         -----------
Total Liabilities 313,000

Commitments and Contingencies

Stockholders' Deficit:
Capital stock, par value $.001 par value;
      Common stock, authorized 42,750,000 shares,
        13,987,634 shares issued and outstanding,
        205,000 shares issuable                                              14,000
      Additional paid-in capital                                          1,890,000
      Deferred Compensation                                                 (39,000)
      Accumulated deficit                                               ( 1,898,000)
                                                                         -----------
Total Stockholders' Deficit                                                 (33,000)
                                                                         -----------
Total Liabilities and Stockholders' Deficit                              $  280,000
                                                                         ===========




                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                       For the Three Months
                                                                          Ended March 31,
                                                                       2003               2002
                                                                       ----               ----


Net sales                                                       $          -           $   11,000

Cost of goods sold                                                         -                4,000
                                                                     --------             --------


Gross profit                                                               -                7,000
                                                                     --------             --------

Other (income) and expenses:
 Research and development                                             81,000               51,000
 General and administrative                                          108,000               52,000
 Interest expense                                                      1,000                3,000
                                                                     --------             --------
     Total costs and expenses                                        190,000              106,000
                                                                     --------             --------

Net Loss                                                         $  (190,000)          $  (99,000)
                                                                  ===========            =========

Basic and diluted (loss)per common share                         $      (.01)          $     (.01)
                                                                  ===========            =========
Weighted average number of common shares
  outstanding                                                     14,119,912            7,470,968
                                                                  ===========           ==========



                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                   For the Three Months
                                                                                       Ended March 31
                                                                                2003                    2002
                                                                                ----                    ----

Cash flows from operating activities:
  Net Loss                                                                  $ (190,000)              $  (99,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
         Depreciation                                                            8,000                   11,000
         Deferred Compensation                                                   6,000                        -
  Changes in:
  Accounts receivable                                                           10,000                    6,000
  Inventory                                                                          -                        -
  Accounts payable and accrued expenses                                         28,000                   15,000
  Deferred revenue                                                                   -                    2,000
                                                                            -----------             ------------

              Net cash used in operating activities                           (138,000)                 (65,000)
                                                                            -----------             ------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                   105,000                        -
  Payments of obligations under capital leases                                  (5,000)                 (10,000)
                                                                           -----------               -----------

              Net cash provided by financing
              activities                                                       100,000                  (10,000)
                                                                            -----------              -----------

Decrease in cash and cash equivalents                                          (38,000)                 (75,000)

Cash and cash equivalents, beginning of period                                 167,000                  323,000
                                                                            -----------              -----------

Cash and cash, equivalents, end of period                                    $ 129,000               $  248,000
                                                                            ===========              ===========


                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Since 2001, we have encountered greater expenses attributed to the development of our Voraxial Separators and have had limited sales revenues from this development. Consequently, our working capital may be insufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern. However, we believe that the exposure received in the past year for the Voraxial Separator has positioned the Company to continue generating sales and that will provide us with sufficient working capital.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of consolidation:

The consolidated financial statements as of March 31, 2003 include the accounts of the parent company, Enviro Voraxial Technology, Inc., and its wholly owned subsidiary, Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

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

[4] Net loss per share:

Basic and diluted loss per share has been computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. The warrants and options have been excluded from the calculation since it would be anti-dilutive. Such equity instruments may have a dilutive effect in the future and include the following potential common shares:

                           Warrants                      1,691,531
                           Stock options                 2,245,000
                                                         ---------
                                                         3,936,531

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

[7] Income taxes:

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred tax assets to the amount expected to be realized.

[8] Research and development expenses:

Research and development costs are expensed as incurred.

[9] Revenue recognition:

The Company recognizes contract revenue when earned. Revenues from Voraxial Separators for non-pilot programs are earned when shipped. Shipments to third parties in connection with pilot programs are not recognized as revenue and such components are included in inventory as of March 31, 2003.

[10] Fair value of financial instruments:

Obligations under capital leases approximate fair value as the interest rates applicable to these debt instruments are comparable to quoted market prices for similar leases.

[11] Interim financial statements

Financial statements as of March 31, 2003 are unaudited but in the opinion of management the financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of financial position and the comparative results of operation. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.
                                        6

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[12] Stock-based compensation:

The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB" Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which was released in December 2002 as an amendment to SFAS No. 123. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards.



                                                                                Three months ended March 31,
                                                                                   2003                 2002
                                                                                   ----                 ----

Reported net loss                                                               $(190,000)            $( 99,000)
Stock-based employee compensation expense included
  in reported net loss, net of related tax effects                                 (6,000)                     -
Stock-based employee compensation determined under
  the fair value based method                                                     (36,000)              (28,000)
                                                                                 ---------             ---------

Pro forma net loss                                                              $(232,000)            $(127,000)
                                                                                 =========             =========

Basic and diluted loss per common share:
  As reported                                                                   $    (.01)            $    (.01)
                                                                                 =========             =========
  Pro forma                                                                     $    (.02)            $    (.02)
                                                                                 =========             =========


                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Three Months ended March 31, 2003 and 2002

Net Sales. Our net sales were zero for the three months ended March 31, 2003 as compared to $11,000 for the previous three months ended March 31, 2002. We anticipate that the marketing efforts for the Voraxial Separator will begin to generate revenues in 2003, We do not expect revenues in 2003 from high precision machining as all of our efforts will continue to be focused on building, assembling, marketing and selling the Voraxial Separator.

Research and Development expenses

Research and Development expenses increased by 59% to $81,000 for the three months ended March 31, 2003, up from $51,000 for the previous three months ended March 31, 2002. Although the Company has finalized the development of the Voraxial Separator, we increased expenditures for specific industry applications for the technology.

General and Administrative expenses

General and Administrative expenses increased by 107% to $108,000 for the three months ended March 31, 2003 up from $52,000 for the previous three months ended March 31, 2002. We are focusing our efforts on marketing of the Voraxial Separator. As such, the general and administrative activities supporting the Voraxial Separator have been intensified by the addition of personnel.

Liquidity and capital resources

For the three months ended March 31, 2003 our working capital deficiency increased by $75,000 from December 31, 2002. This increase was represented by a decrease in cash of $38,000, decrease in accounts receivable of $10,000 and an increase in current liabilities of $28,000. Operating at a loss for the three months ended March 31, 2003, negatively impacted our cash position. We anticipate that we will begin generating revenues and positive cash flow from the Voraxial Separator in 2003. To the extent such revenues and corresponding cash flows do not materialize, we will require infusion of capital to sustain our operations. We cannot be assured that the level of revenues will be self sustaining or that required capital will be able to be obtained or if terms of such required capital may be acceptable to us.

Continuing losses

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Since 2001 we have encountered greater expenses in the development of our Voraxial Separators and have had limited sales income from this development. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern. However, we believe that the exposure received in the past year for the Voraxial Separator has positioned the Company to begin generating sales and supply us with sufficient working capital.

In February and March of 2003, we sold 1.05 units of securities for proceeds of $105,000. Each unit consisting of 100,000 shares of restricted common stock at $1.00 per share and 100,000 warrants to purchase 100,000 shares of common stock at $1.50 per share. The warrants are exercisable for a period of five years from the date of closing.

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

In February 2003, we extended the exercisable life of certain warrants issued in 2000 for a period of one year. The warrants now expire in February 2004.

In February and March of 2003, we sold 1.05 units of securities to 5 investors for proceeds of $105,000. Each unit consisted of 100,000 shares of restricted common stock at $1.00 per share and 100,000 warrants to purchase 100,000 shares of common stock at $1.50 per share. The warrants are exercisable for a period of five years from the date of closing. The transaction was exempt from registration under Section 4(2) of the Securities Act. The investors received information concerning the Company and had the opportunity to ask questions to the viability of the Company.

Item 3.  Default Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Securities

         None.

Item 5.  Other Information

On January 1, 2003, we entered into a five year employment agreement with Mr. Frank J. DeMicco to serve as operating officer of our Company. Pursuant to the agreement, Mr. DeMicco receives an annual base salary of $150,000 per year, payable in monthly installments. In addition, Mr. DeMicco shall receive an annual increase in base salary equal to a minimum of ten percent of his prior base salary. Pursuant to the agreement, Mr. DeMicco also has received warrants to purchase 100,000 shares of common stock exercisable at $1.00 per share commencing on the one year anniversary of the agreement. In addition, at the end of each subsequent year of the agreement, Mr. DeMicco shall be issued warrants to purchase $50,000 shares of common stock exercisable at $1.00 per share. The common stock as of January 2, 2003 closed at $1.15.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-B

    99.1     Certification

(b) Reports on Form 8-K

    None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

Enviro Voraxial Technology, Inc.


By: /S/ Alberto Dibella
   -----------------------------------
   Alberto DiBella
   Chairman of the Board of Directors
   and President


DATED: May 16, 2003

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


Date: May 16, 2003


/S/ Alberto Dibella
-----------------------------
Alberto DiBella
Principal Executive Officer,
Principal Financial Officer