Form 10QSB
period 2003-06-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2003-08-19
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2003

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from to

                         Commission File Number: 0-27445

                        Enviro Voraxial Technology, Inc.
        [Exact name of Small Business Issuer as specified in its Charter)

                      IDAHO                             83-0266517
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization             Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 30, 2003, we had 14,582,632 shares of our Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes     No X
                                                              ---    ---

                                      INDEX

PART I.      CONSOLIDATED FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements.................................

             Basis of Presentation.............................................

             Consolidated Balance Sheet (unaudited) - June 30, 2003............

             Consolidated Statements of Operations (unaudited) for the
                Three and Six Months Ended June 30, 2003 and 2002..............

             Consolidated Statements of Cash Flows (unaudited) for the Six
                Months Ended June 30, 2003 and 2002............................

             Notes to Consolidated Financial Statements........................

Item 2.      Management's Discussion and Analysis and Plan of

             Operation.........................................................

Item 3.      Controls and Procedures...........................................


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings.................................................
Item 2.      Changes in Securities and Use of Proceeds.........................
Item 3.      Default Upon Senior Securities....................................
Item 4.      Submission of Matters to a Vote of Securities.....................
Item 5.      Other Information.................................................
Item 6.      Exhibits and Reports on Form 8-K..................................

Signatures      ...............................................................

PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements of Enviro Voraxial Technology, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2002 found in the Company's Form 10-KSB.

The Company may be unable to continue as a going concern, given its limited operations and revenues and its significant losses to date. Since 2001, the Company has encountered greater expenses in the development of its Voraxial Separators and has had limited sales income for the Voraxial Separators from this development. Consequently, the Company's working capital may not be sufficient and its operating costs may exceed those experienced in prior years. In light of these recent developments, the Company may be unable to continue as a going concern. However, the Company believes that the exposure received in the past year for the Voraxial Separator has positioned the Company to continue generating sales which may supply it with sufficient working capital.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                          June 30, 2003
                                                          -------------
Current Assets:
         Cash and cash equivalents                        $   123,000
         Inventory                                             70,000
         Other current assets                                   5,000
                                                          -----------
                  Total current assets                        198,000
Property, plant and equipment, net                             62,000
Other assets                                                    5,000
                                                          -----------
                                                          $   265,000
                                   LIABILITIES
Current Liabilities:
         Current portion of obligations under capital
           Leases                                         $    32,000
         Accounts payable and accrued expenses                322,000
                                                          -----------
                  Total current liabilities                   354,000
Commitments and Contingencies
Stockholders' Deficit:
Capital stock, par value $.001 par value;
         Common stock, authorized 42,750,000 shares,
               13,986,865 shares issued and outstanding,
               594,100 shares issuable                         15,000
         Additional paid-in capital                         2,214,000
         Deferred Compensation                                (33,000)
         Accumulated deficit                               (2,285,000)
                                                          -----------
Total Stockholders' Deficit                                   (89,000)
                                                          -----------
Total Liabilities and Stockholders' Deficit               $   265,000
                                                          ===========

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 For the Three Months                    For the Six Months
                                                                    Ended June 30,                         Ended June 30,
                                                               2003                2002                2003                2002
                                                           ------------        ------------        ------------        ------------
Net sales
     Product                                               $      3,000        $      9,000        $      3,000        $      9,000
     Contract Revenue                                              --                17,000                --                29,000
                                                           ------------        ------------        ------------        ------------
                                                                  3,000              26,000               3,000              38,000
Cost of goods sold
     Product                                                      1,000               2,000               1,000               2,000
     Contract Revenue                                              --                 2,000                --                 6,000
                                                           ------------        ------------        ------------        ------------
                                                                  1,000               4,000               1,000               8,000
Gross profit                                                      2,000              22,000               2,000              30,000
                                                           ------------        ------------        ------------        ------------
Other (income) and expenses:
     Research and development                                    79,000              69,000             160,000             120,000
     General and administrative                                 309,000              74,000             417,000             127,000
     Interest expense                                             1,000               3,000               2,000               6,000
     Other Income                                                  --                (2,000)               --                (2,000)
                                                           ------------        ------------        ------------        ------------
         Total costs and expenses                               389,000             144,000             579,000             251,000
                                                           ------------        ------------        ------------        ------------
Net Loss                                                   $   (387,000)       $   (122,000)       $   (577,000)       $   (221,000)
                                                           ============        ============        ============        ============
Basic and diluted (loss)per common share                   $       (.03)       $       (.02)       $       (.04)       $       (.03)
                                                           ============        ============        ============        ============
Weighted average number of common
     shares outstanding                                      14,357,468           7,470,968          14,238,690           7,470,968
                                                           ============        ============        ============        ============

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            For the Six Months
                                                                               Ended June 30
                                                                         2003                  2002
                                                                      ---------             ---------
Cash flows from operating activities:
     Net Loss                                                         $(577,000)            $(221,000)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
              Depreciation                                               16,000                22,000
              Deferred Compensation                                      12,000                  --
              Stock issued for services rendered                        171,000                  --
     Changes in:
     Accounts receivable                                                 10,000
     Inventory                                                            1,000                 2,000
     Accounts payable and accrued expenses                               76,000                47,000
     Deferred revenue                                                      --                   2,000
     Deposits from customers                                               --                   2,000
                                                                      ---------             ---------
                         Net cash used in operating activities         (291,000)             (146,000)
                                                                      ---------             ---------
Cash flows from financing activities:
     Net proceeds from issuance of common stock                         260,000                  --
     Payments of obligations under capital leases                       (13,000)              (17,000)
                                                                      ---------             ---------
                         Net cash provided by financing
                         Activities                                     247,000               (17,000)
                                                                      ---------             ---------
Decrease in cash and cash equivalents                                   (44,000)             (163,000)
Cash and cash equivalents, beginning of period                          167,000               323,000
                                                                      ---------             ---------
Cash and cash, equivalents, end of period                             $ 123,000             $ 160,000
                                                                      =========             =========

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

The Company may be unable to continue as a going concern, given its limited operations and revenues and our significant losses to date. Since 2001, the Company has encountered greater expenses attributed to the development of our Voraxial Separators and have had limited sales revenues from this development. Consequently, the Company's working capital may be insufficient and its operating costs may exceed those experienced in prior years. In light of these recent developments, the Company may be unable to continue as a going concern. However, the Company believes that the exposure received in the past year for the Voraxial Separator has positioned the Company to continue generating sales and that will provide it with sufficient working capital.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of consolidation:

The consolidated financial statements as of June 30, 2003 include the accounts of the parent company, Enviro Voraxial Technology, Inc., and its wholly owned subsidiary, Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

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

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 [4] Net loss per share:

Basic and diluted loss per share has been computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. The warrants and options have been excluded from the calculation since it would be anti-dilutive. Such equity instruments may have a dilutive effect in the future and include the following potential common shares:

                           Warrants              1,950,631
                           Stock options         2,245,000
                                                 ---------
                                                 4,195,631

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

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[9] Revenue recognition:

The Company recognizes contract revenue when earned. Revenues from Voraxial Separators for non-pilot programs are earned when shipped. Shipments to third parties in connection with pilot programs are not recognized as revenue and such components are included in inventory as of June 30, 2003.

[10] Fair value of financial instruments:

Obligations under capital leases approximate fair value as the interest rates applicable to these debt instruments are comparable to quoted market prices for similar leases.

[11] Interim financial statements

Financial statements as of June 30, 2003 are unaudited but in the opinion of management the financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of financial position and the comparative results of operation. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.

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

                                                                       Three months ended June 30,        Six months ended June 30,
                                                                          2003             2002             2003             2002
                                                                       ---------        ---------        ---------        ---------
Reported net loss                                                      $(387,000)       $(122,000)       $(577,000)       $(221,000)
Stock-based employee compensation expense included
  in reported net loss, net of related tax effects                        (6,000)            --            (12,000)            --
Stock-based employee compensation determined under
  the fair value based method                                            (36,000)         (28,000)         (72,000)         (56,000)
                                                                       ---------        ---------        ---------        ---------
Pro forma net loss                                                     $(429,000)       $(150,000)        (661,000)        (278,000)
                                                                       =========        =========        =========        =========
Basic and diluted loss per common share:
  As reported                                                          $    (.03)       $    (.02)       $    (.04)       $    (.03)
                                                                       =========        =========        =========        =========
  Pro forma                                                            $    (.03)       $    (.02)       $    (.05)       $    (.04)
                                                                       =========        =========        =========        =========

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

Three Months ended June 30, 2003 and 2002

Net Sales. Our net sales decreased by approximately 88% to $3,000 for the three months ended June 30, 2003 as compared to $26,000 for the previous three months ended June 30, 2002. The majority of sales were related to high precision machining. We do not expect revenues in 2003 from high precision machining as all of our efforts will continue to be focused on building, assembling, marketing and selling the Voraxial Separator. We anticipate that the marketing efforts for the Voraxial Separator will begin to generate revenues by fourth quarter 2003.

Research and Development expenses

Research and Development expenses increased by 14% to $79,000 for the three months ended June 30, 2003, up from $69,000 for the previous three months ended June 30, 2002. Although the Company has finalized the development of the Voraxial Separator, we increased expenditures for specific industry applications for the technology.

General and Administrative expenses

General and Administrative expenses increased by 318% to $309,000 for the three months ended June 30, 2003 up from $74,000 for the previous three months ended June 30, 2002. We are focusing our efforts on marketing of the Voraxial Separator. As such, the general and administrative activities supporting the Voraxial Separator have been intensified by the addition of personnel. In addition, during the three months ended June 30, 2003 we contracted with two individuals to provide marketing services for the Voraxial Separator. The consultants were issued an aggregate of 130,000 shares of our common stock in consideration for their services.

Six Months ended June 30, 2003 and 2002

Net Sales. Our net sales decreased by approximately 92% to $3,000 for the six months ended June 30, 2003 as compared to $38,000 for the previous six months ended June 30, 2002. Sales were related to high precision machining. We anticipate that the marketing efforts for the Voraxial Separator will begin to generate revenues by fourth quarter 2003. We do not expect revenues in 2003 from high precision machining as all of our efforts will continue to be focused on building, assembling, marketing and selling the Voraxial Separator.

Research and Development expenses

Research and Development expenses increased by 33% to $160,000 for the six months ended June 30, 2003, up from $120,000 for the previous six months ended June 30, 2002. Although the Company has finalized the development of the Voraxial Separator, we increased expenditures for specific industry applications for the technology.

General and Administrative expenses

General and Administrative expenses increased by 228% to $417,000 for the six months ended June 30, 2003 up from $127,000 for the previous six months ended June 30, 2002. We are focusing our efforts on marketing of the Voraxial Separator. As such, the general and administrative activities supporting the Voraxial Separator have been intensified by the addition of personnel. In addition, during the six months ended June 30, 2003 we contracted with two individuals to provide marketing services for the Voraxial Separator. The consultants were issued an aggregate of 130,000 shares of our common stock in consideration for their services.

Liquidity and capital resources

For the six months ended June 30, 2003 our working capital deficiency increased by $128,000 from December 31, 2002. This increase was represented by a decrease in cash of $44,000, decrease in accounts receivable of $10,000, decrease in inventory of $1,000 and an increase in current liabilities of $76,000. Operating at a loss for the three months ended June 30, 2003, negatively impacted our cash position. We anticipate that we will begin generating revenues and positive cash flow from the Voraxial Separator in 2003. To the extent such revenues and corresponding cash flows do not materialize, we will require infusion of capital to sustain our operations. We cannot be assured that we will generate revenues or that the level of any future revenues will be self sustaining. Furthermore, we cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.

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

In the beginning of May 2003, we closed the Private Placement which commenced in the first quarter of 2003. We sold a total of 1.4 units of securities to 8 investors for proceeds of $140,000. Each unit consisted of 100,000 shares of restricted common stock at $1.00 per share and 100,000 warrants to purchase 100,000 shares of common stock at $1.50 per share. The warrants are exercisable for a period of five years from the date of closing. The transaction was exempt from registration under Section 4(2) of the Securities Act. The investors received information concerning the Company and had the opportunity to ask questions to the viability of the Company.

In May 2003, we commenced a second Private Placement and as of June 30, 2003 have sold 1.35 units of securities to 3 investors for proceeds of $135,000. Each unit consisted of 166,666 shares of restricted common stock at $0.60 per share and 166,666 warrants to purchase 166,666 shares of common stock at $1.00 per share. The warrants are exercisable for a period of five years from the date of closing. The transaction was exempt from registration under Section 4(2) of the Securities Act. The investors received information concerning the Company and had the opportunity to ask questions to the viability of the Company.

Item 3.           Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the "CEO") and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act")) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and Principal Financial Officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no changes in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the beginning of May 2003, we closed the Private Placement which commenced in the first quarter of 2003. We sold 1.4 units of securities to 8 investors for proceeds of $140,000. Each unit consisted of 100,000 shares of restricted common stock at $1.00 per share and 100,000 warrants to purchase 100,000 shares of common stock at $1.50 per share. The warrants are exercisable for a period of five years from the date of closing. The transaction was exempt from registration under Section 4(2) of the Securities Act. The investors received information concerning the Company and had the opportunity to ask questions to the viability of the Company.

We commenced a second Private Placement and as of June 30, 2003 have sold 1.35 units of securities to 3 investors for proceeds of $135,666. Each unit consisted of 166,666 shares of restricted common stock at $0.60 per share and 166,000 warrants to purchase 166,666 shares of common stock at $1.00 per share. The warrants are exercisable for a period of five years from the date of closing. The transaction was exempt from registration under Section 4(2) of the Securities Act. The investors received information concerning the Company and had the opportunity to ask questions to the viability of the Company.

During April 2003 we contracted with two individuals to provide the Company with marketing services under separate consulting agreements. Each consulting agreement is for a term of six months. The individuals received an aggregate of 130,000 shares of our common stock in consideration for their services. The shares were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act. The shares received by the individuals were marked with a legend restricting their transferability without registration or applicable exemption. In addition, the individuals had access to current information concerning the Company and had the opportunity to ask questions about the Company.

Item 3.           Default Upon Senior Securities

         None.

Item 4.           Submission of Matters to a Vote of Securities

         None.

Item 5.           Other Information

         None.

Item 6.           Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-B

         31.1     Form 302 Certification of CEO
         31.2     Form 302 Certification of Principal Financial Officer
         32.1     Form 906 Certification of CEO
         32.2     Form 906 Certification of Principal Financial Officer

(b) Reports on Form 8-K

         None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

Enviro Voraxial Technology, Inc.

By: /s/ Alberto DiBella
   -------------------------------------------------------
   Alberto DiBella
   Chief Executive Officer and Principal Financial Officer

DATED:  August 19, 2003