Form 10QSB
period 2003-09-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2003-11-14
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _____________ to _____________.

                         Commission File Number: 0-27445

                        Enviro Voraxial Technology, Inc.
                        --------------------------------
        [Exact name of Small Business Issuer as specified in its Charter)

                       IDAHO                                  83-0266517
                       -----                                  ----------
         (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization                  Identification No.)


                821 NW 57th Place, Fort Lauderdale, Florida 33309
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 958-9968
                                 --------------
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former Name, former address and former fiscal year,
                         if changed since last Report.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 30, 2003, we had 15,012,631 shares of our Common Stock outstanding.


Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]


                                                    INDEX
                                                                                                                      Page
                                                                                                                      ----
PART I.      CONSOLIDATED FINANCIAL INFORMATION
-------      ----------------------------------

Item 1.      Consolidated Financial Statements........................................................                 3

             Basis of Presentation....................................................................                 3

             Consolidated Balance Sheet (unaudited) - September 30, 2003..............................                 4

             Consolidated Statements of Operations (unaudited) for the
                Three and Nine Months Ended September 30, 2003 and 2002...............................                 5

             Consolidated Statements of Cash Flows (unaudited) for the Nine
                Months Ended September 30, 2003 and 2002..............................................                 6

             Notes to Consolidated Financial Statements...............................................                 7

Item 2.      Management's Discussion and Analysis and Plan of
             Operation................................................................................                 10

Item 3.      Controls and Procedures..................................................................                 12


PART II.     OTHER INFORMATION
--------     -----------------

Item 1.      Legal Proceedings........................................................................                 13
Item 2.      Changes in Securities and Use of Proceeds................................................                 13
Item 3.      Default Upon Senior Securities...........................................................                 13
Item 4.      Submission of Matters to a Vote of Securities............................................                 14
Item 5.      Other Information........................................................................                 14
Item 6.      Exhibits and Reports on Form 8-K.........................................................                 14

Signatures   .........................................................................................                 15

PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements of Enviro Voraxial Technology, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2002 found in the Company's Form 10-KSB.

The Company may be unable to continue as a going concern, given its limited operations and revenues and its significant losses to date. Since 2001, the Company has encountered greater expenses in the development of its Voraxial Separators and has had limited sales income for the Voraxial Separators from this development. Consequently, the Company's working capital may not be sufficient and its operating costs may exceed those experienced in prior years. In light of these recent developments, the Company may be unable to continue as a going concern. However, the Company believes that the exposure received in the past year for the Voraxial Separator has positioned the Company to generate sales which may supply it with sufficient working capital.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                                                     September 30, 2003
                                                                                     ------------------
Current Assets:
         Cash and cash equivalents                                                        $   152,000
         Inventory                                                                             70,000
         Other current assets                                                                   5,000
                                                                                          -----------
                  Total current assets                                                        227,000

Property, plant and equipment, net                                                             54,000
Other assets                                                                                    5,000
                                                                                          -----------

                                                                                          $   286,000

                                   LIABILITIES

Current Liabilities:
         Current portion of obligations under capital
           Leases                                                                         $    24,000
         Accounts payable and accrued expenses                                                490,000
                                                                                          -----------
                  Total current liabilities                                                   514,000

Commitments and Contingencies

Stockholders' Deficit:
Capital stock, par value $.001 par value;
         Common stock, authorized 42,750,000 shares,
           14,429,298 shares issued and outstanding, 583,333 shares issuable                   15,000
         Additional paid-in capital                                                         2,423,000
         Deferred Compensation                                                                (27,000)
         Accumulated deficit                                                               (2,639,000)
                                                                                          -----------
Total Stockholders' Deficit                                                                  (228,000)
                                                                                          -----------
Total Liabilities and Stockholders' Deficit                                               $   286,000
                                                                                          ===========

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               For the Three Months             For the Nine Months
                                               Ended September 30,              Ended September 30,
                                               -------------------              -------------------
                                               2003            2002            2003             2002
                                               ----            ----            ----             ----
Net sales
     Product                               $         --    $     25,000    $      3,000    $     34,000
     Contract Revenue                                --           7,000              --          36,000
                                           ------------    ------------    ------------    ------------
                                                     --          32,000           3,000          70,000

Cost of goods sold
     Product                                         --           6,000           1,000           8,000
     Contract Revenue                                --           1,000              --           7,000
                                           ------------    ------------    ------------    ------------
                                                     --           7,000           1,000          15,000

Gross profit                                         --          25,000           2,000          55,000
                                           ------------    ------------    ------------    ------------

Other (income) and expenses:
     Research and development                   220,000          56,000         380,000         176,000
     General and administrative                 133,000          71,000         549,000         198,000
     Interest expense                             1,000           2,000           4,000           8,000
     Other Income                                    --              --              --          (2,000)
                                           ------------    ------------    ------------    ------------
         Total costs and expenses               354,000         129,000         933,000         380,000
                                           ------------    ------------    ------------    ------------

Net Loss                                   $   (354,000)   $   (104,000)   $   (931,000)   $   (325,000)
                                           ============    ============    ============    ============

Basic and diluted (loss) per common share  $       (.02)   $       (.01)   $       (.06)   $       (.04)
                                           ============    ============    ============    ============

Weighted average number of common
     shares outstanding                      14,737,313       7,470,968      14,407,326       7,470,968
                                           ============    ============    ============    ============

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               For the Nine Months
                                                                               Ended September 30,
                                                                               -------------------
                                                                               2003          2002
                                                                               ----          ----
Cash flows from operating activities:
     Net Loss                                                                $(931,000)   $(325,000)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
              Depreciation                                                      24,000       34,000
              Deferred Compensation                                             18,000           --
              Stock issued for services rendered                               171,000           --
     Changes in:
     Accounts receivable                                                        10,000       (9,000)
     Inventory                                                                   1,000        4,000
     Accounts payable and accrued expenses                                     244,000       76,000
     Deposits from customers                                                        --        2,000
                                                                             ---------    ---------

                         Net cash used in operating activities                (463,000)    (218,000)
                                                                             ---------    ---------

Cash flows from financing activities:
     Net proceeds from issuance of common stock                                469,000           --
     Payments of obligations under capital leases                              (21,000)     (23,000)
                                                                             ---------    ---------

                         Net cash provided by (used in)
                           financing activities                                448,000      (23,000)
                                                                             ---------    ---------

Decrease in cash and cash equivalents                                          (15,000)    (241,000)

Cash and cash equivalents, beginning of period                                 167,000      323,000
                                                                             ---------    ---------

Cash and cash, equivalents, end of period                                    $ 152,000    $  82,000
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

The Company may be unable to continue as a going concern, given its limited operations and revenues and our significant losses to date. Since 2001, the Company has encountered greater expenses attributed to the development of our Voraxial Separators and have had limited sales revenues from this development. Consequently, the Company's working capital may be insufficient and its operating costs may exceed those experienced in prior years. In light of these recent developments, the Company may be unable to continue as a going concern. However, the Company believes that the exposure received in the past year for the Voraxial Separator has positioned the Company to generate sales and that will provide it with sufficient working capital. The Company intends to fund current working capital requirements through third party financing, including the private placement of securities. However, the Company cannot provide any assurances that it will be able to obtain adequate financing. If the Company is unable to obtain adequate financing, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of consolidation:

The consolidated financial statements as of September 30, 2003 include the accounts of the parent company, Enviro Voraxial Technology, Inc., and its wholly owned subsidiary, Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

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

[4] Net loss per share:

Basic and diluted loss per share has been computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. The warrants and options have been excluded from the calculation since it would be anti-dilutive. Such equity instruments may have a dilutive effect in the future and include the following potential common shares:

                           Warrants                            2,382,297
                           Stock options                       2,245,000
                                                              ----------
                                                               4,627,297
                                                              ==========

The stock option amount above does not include 375,000 stock options contingently issuable upon the achievement of milestones under a consulting agreement. The timetable to achieve the specified milestones expires in the fourth quarter of 2003.

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

[9] Revenue recognition:

The Company recognizes contract revenue when earned. Revenues from Voraxial Separators for non-pilot programs are earned when shipped. Shipments to third parties in connection with pilot programs are not recognized as revenue and such components are included in inventory as of September 30, 2003.

[10] Fair value of financial instruments:

Obligations under capital leases approximate fair value as the interest rates applicable to these debt instruments are comparable to quoted market prices for similar leases.

[11] Interim financial statements

Financial statements as of September 30, 2003 are unaudited but in the opinion of management the financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of financial position and the comparative results of operation. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.

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

                                                     Three months ended September 30,  Nine months ended September 30,
                                                            2003         2002               2003           2002
                                                            ----         ----               ----           ----
Reported net loss                                       $(354,000)     $(104,000)        $(931,000)     $  (325,000)
Stock-based employee compensation expense included
  in reported net loss, net of related tax effects          6,000             --            18,000               --
Stock-based employee compensation determined under
  the fair value based method                              (8,000)       (36,000)          (30,000)        (114,000)
                                                        ---------      ---------         ---------      -----------

Pro forma net loss                                      $(356,000)     $(140,000)         (943,000)        (439,000)
                                                        =========      =========         =========      ===========

Basic and diluted loss per common share:
  As reported                                           $    (.02)     $    (.01)        $    (.06)     $      (.04)
                                                        =========      =========         =========      ===========

  Pro forma                                             $    (.02)     $    (.02)        $    (.07)     $      (.06)
                                                        =========      =========         =========      ===========

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

Three Months ended September 30, 2003 and 2002

Net Sales

Our net sales decreased to zero for the three months ended September 30, 2003 as compared to $32,000 for the previous three months ended September 30, 2002. The decrease in sales is related to the decrease in sales from high precision machining. As the Company continues to focus its efforts on the building, assembling, marketing and selling the Voraxial Separator, sales from high precision machining that the Company received in the past is expected to continue to decrease. We anticipate that the marketing efforts for the Voraxial Separator will begin to generate revenues by fourth quarter 2003.

Research and Development expenses

Research and Development expenses increased by 293% to $220,000 for the three months ended September 30, 2003, up from $56,000 for the previous three months ended September 30, 2002. Although the Company has finalized the development of the Voraxial Separator, we increased expenditures for specific industry applications for the technology.

General and Administrative expenses

General and Administrative expenses increased by 87% to $133,000 for the three months ended September 30, 2003 up from $71,000 for the previous three months ended September 30, 2002. We are focusing our efforts on marketing of the Voraxial Separator. As such, the general and administrative activities supporting the Voraxial Separator have been intensified by the addition of personnel.

Nine Months ended September 30, 2003 and 2002

Net Sales

Our net sales decreased by approximately 96% to $3,000 for the nine months ended September 30, 2003 as compared to $70,000 for the previous nine months ended

September 30, 2002. The decrease in sales is a result of a decrease sales efforts in the existing high precision machining business and an increase in the marketing of the Company's proprietary technology, the Voraxial Separator. We anticipate that the marketing efforts for the Voraxial Separator will begin to generate revenues by fourth quarter 2003. We do not expect revenues in 2003 from high precision machining as all of our efforts will continue to be focused on building, assembling, marketing and selling the Voraxial Separator.

Research and Development expenses

Research and Development expenses increased by 116% to $380,000 for the nine months ended September 30, 2003, up from $176,000 for the previous nine months ended September 30, 2002. Although the Company has finalized the development of the Voraxial Separator, we increased expenditures for specific industry applications for the technology.

General and Administrative expenses

General and Administrative expenses increased by 177% to $549,000 for the nine months ended September 30, 2003 up from $198,000 for the previous nine months ended September 30, 2002. We are focusing our efforts on the marketing of the Voraxial Separator. As such, the general and administrative activities supporting the Voraxial Separator have been intensified by the addition of personnel. In addition, during the nine months ended September 30, 2003 we contracted with two individuals to provide marketing services for the Voraxial Separator. The consultants were issued an aggregate of 130,000 shares of our common stock in consideration for their services.

Liquidity and capital resources

For the nine months ended September 30, 2003 our working capital deficiency increased by $259,000 from December 31, 2002 to $287,000. This increase was represented by a decrease in cash of $15,000, decrease in accounts receivable of $10,000, decrease in inventory of $1,000 and an increase in current liabilities of $233,000. Operating at a loss for the nine months ended September 30, 2003, negatively impacted our cash position. We anticipate that we will begin generating revenues and positive cash flow from the Voraxial Separator by the end of 2003. To the extent such revenues and corresponding cash flows do not materialize, we will require infusion of capital to sustain our operations. We cannot be assured that we will generate revenues or that the level of any future revenues will be self sustaining. Furthermore, we cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.

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

The Company intends to fund current working capital requirements through third party financing, including the private placement of securities. However, the Company cannot provide any assurances that it will be able to obtain adequate financing. If the Company is unable to obtain adequate financing, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities.

In the beginning of May 2003, we closed the private placement which commenced in the first quarter of 2003. Under the private placement we sold an aggregate of
1.25 units of securities to 8 investors for proceeds of $125,000. Each unit consisted of 100,000 shares of restricted common stock at $1.00 per share and 100,000 warrants to purchase 100,000 shares of common stock at $1.50 per share. The warrants are exercisable for a period of five years from the date of closing. Due to market conditions and the proximity to the private placement disclosed below, Management determined to revise the terms of the private placement during the three months ended September 30, 2003, which caused the investors to realize comparable terms to the private placement disclosed below. As such, these investors subsequently received an additional aggregate of 83,333 shares of common stock and the exercise price of the previously issued warrants was reduced to $1.00 per share. The transactions were exempt from registration under Section 4(2) of the Securities Act. The investors received information concerning the Company and had the opportunity to ask questions to the viability of the Company.

In May 2003, we commenced a second private placement and as of September 30, 2003 have sold an aggregate of 3.44 units of securities to 8 investors for proceeds of $344,000. Each unit consisted of 166,666 shares of restricted common stock at $0.60 per share and 166,666 warrants to purchase 166,666 shares of common stock at $1.00 per share. The warrants are exercisable for a period of five years from the date of closing. The transaction was exempt from registration under Section 4(2) of the Securities Act. The investors received information concerning the Company and had the opportunity to ask questions to the viability of the Company.

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

There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the beginning of May 2003, we closed the private placement which commenced in the first quarter of 2003. Under the private placement we sold 1.25 units of securities to 8 investors for proceeds of $125,000. Each unit consisted of 100,000 shares of restricted common stock at $1.00 per share and 100,000 warrants to purchase 100,000 shares of common stock at $1.50 per share. The warrants are exercisable for a period of five years from the date of closing. Due to market conditions and the proximity to the private placement disclosed below, Management determined to revise the terms of the private placement during the three months ended September 30, 2003, which caused the investors to realize comparable terms to the private placement disclosed below. As such, these investors subsequently received an additional aggregate of 83,333 shares of common stock, as the price per share of common stock issued under the private placement was reduced to $.60, and the exercise price of the previously issued warrants was reduced to $1.00 per share. The transactions were exempt from registration under Section 4(2) of the Securities Act. The investors received information concerning the Company and had the opportunity to ask questions to the viability of the Company.

We commenced a second private placement and as of September 30, 2003 have sold an aggregate 3.44 units of securities to 8 investors for proceeds of $344,000. Each unit consisted of 166,666 shares of restricted common stock at $0.60 per share and 166,666 warrants to purchase 166,666 shares of common stock at $1.00 per share. The warrants are exercisable for a period of five years from the date of closing. The transaction was exempt from registration under Section 4(2) of the Securities Act. The investors received information concerning the Company and had the opportunity to ask questions to the viability of the Company.

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

Enviro Voraxial Technology, Inc.


By: /s/ Alberto DiBella
   ---------------------------
   Alberto DiBella
   Chief Executive Officer and
   Principal Financial Officer

DATED:  November 11, 2003