Form 10KSB
period 2003-12-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2004-04-14
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

                                 (954) 958-9968
                                 --------------
                           (Issuer's Telephone Number)

              Securities registered under Section 12(b) of the Act:

          Title of Each Class     Name of Each Exchange on Which Registered
          -------------------     -----------------------------------------
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

State issuer's revenues for its most recent fiscal year.  $3,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days ($.84 as of December 31, 2003). $4,440,214.80.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: December 31, 2003: 15,402,636 Shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
- None -

Transitional Small Business Disclosure Format (Check One)

Yes  [ ]         No  [X]

                                         Table of Contents
                                         -----------------
                                                                                                Page
                                                                                                ----
PART I
------
Item 1.       Description of Business                                                            3

Item 2.       Description of Property                                                            12

Item 3.       Legal Proceedings                                                                  12

Item 4        Submission of Matters to a Vote of Security Holders                                12

PART II
-------

Item 5.       Market for Common Equity, Related Stockholder Matters and Small
              Business Issuer Purchases of Equity Securities                                     13

Item 6.       Management Discussion and Analysis of Financial Condition and Plan
              of Operations                                                                      15

Item 7.       Financial Statements                                                               21

Item 8.       Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure                                                               21

Item 8A.      Controls and Procedures                                                            21

PART III
--------

Item 9.       Directors and Executive Officers                                                   22

Item 10.      Executive Compensation                                                             23

Item 11.      Security Ownership of Certain Beneficial Owners and Management and
              Related Stockholder Matters                                                        26

Item 12.      Certain Relationships and Related Transactions                                     27

Item 13.      Exhibits, Lists and Reports on Form 8-K                                            27

Item 14.      Principal Accountant Fees and Services                                             28

PART I
------

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

General

         We believe we are emerging as a potential leader in the rapidly growing environmental and industrial separation industries. The Company has developed and patented the Voraxial Separator ("Voraxial Separator" or "VAS"); a proprietary technology that efficiently separates large volumes of liquid/liquid, liquid/solids or liquid/liquid/solids with distinct specific gravities. Management believes this superior separation quality is achieved in real-time, and in much greater volumes, with a more compact, cost efficient and energy efficient machine than any comparable product on the market today. The Voraxial Separator operates in-line and is scaleable. It is capable of processing volumes as low as 3 gallons per minute as well as volumes over 10,000 gallons per minute with only one moving part. The Company believes that the VAS technology can help protect the environment and its natural resources while simultaneously making numerous industries more productive and cost effective.

         The size and efficiency advantages provided by the Voraxial Separator to the end-user have provided us with a variety of market opportunities. We have generated limited revenues to date partially because of insufficient funds to adequately market our product; however, we have received inquiries from parties in various industries, including the energy drilling, sewage, pulp and paper, food processing, shipping, machine shops, and marine/oil-spill industries. The Company believes the Voraxial Separator will enable companies in these industries to develop greater advantages or differentiators, by substantially increasing their efficiency.

         The Company is presently researching and developing VAS solutions for various applications and markets including pre-treatment (headworks/entrance to municipal wastewater plant) of wastewater, grit/sand separation, oil-water separation, oil exploration and production, oil refineries, marine/oil-spill clean up, and food processing and manufacturing waste treatment.

         We have shipped units of the Voraxial Separator on a trial basis to a number of different companies that include a wide range of industrial applications. Additional requests have been made by some of these businesses for delivery of larger models to conduct additional testing. We have also discussed the benefits of the Voraxial Separator with various government agencies. We have installed several Voraxial Separators to date including units to the Alaska Department of Environmental Conservation, the US Navy and to REGS, an environmental service company.

         Further we have initiated a demonstration project at one of seven wastewater treatment facilities operated by the Hillsborough County Water Department which services greater Tampa, Florida. The system at Hillsborough incorporates a Model 4000 Voraxial Grit Separator at the head-works of the 5 million gallons per day (MGD) wastewater treatment plant. This installation initiates the sales and marketing campaign for the Voraxial Grit Separator into the multi-billion dollar municipal wastewater treatment market place.

         We have formed an Advisory Committee to assist the Company with the implementation of its corporate objectives. The members include high-level individuals with experience in the wastewater and oil industry and in sales and marketing.

         We manufacture and assemble our separators at our facility located in Ft. Lauderdale, FL. We operate a high-precision engineering machine facility, which has designed, manufactured and assembled specialized parts and components for the aerospace and automotive industries. Historically we have performed contract-manufacturing services to both small and large customers.

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

         In the past, the Company has delivered or installed Voraxial Separators to companies that need liquid/liquid and liquid/solid separation, including the Alaska Department of Environmental Conservation, US Navy, Resource Environmental Group of Colorado.

         The Company has concentrated its efforts on the Voraxial Separator and has begun marketing to major equipment manufacturers and end-users throughout various industrial sectors. In the past year, the Company has been involved in discussions with several multi-national companies and government agencies that are involved in the development, manufacture, and sale of cutting-edge separation technology to a wide range of end-users throughout various industrial sectors. The Company has received a great deal of interest from a variety of industries. Although management believes many different industries can utilize and benefit from the Voraxial Separator, the Company is focusing its efforts on a few key opportunities, including municipal wastewater, oil exploration & production, oil refineries, marine/oil-spill clean up and manufacturing.

         During the past fiscal year, we announced the completion of the Voraxial Grit Separator for the specific use in the municipal wastewater industry. The Voraxial Grit Separator utilizes a Voraxial Separator configured for operation in the headworks of a municipal wastewater treatment plant (WWTP). A single Voraxial Grit Separator is designed to provide for the continuous removal of grit from screened wastewater at rates up to eight thousand (8000) gallons per minute (11.5 mgd). We currently have designs for two Voraxial Grit Separators. The Voraxial Grit Separator Model 4000 has an operating range of three-tenths to one and three-tenths (0.3 to 1.3) million gallons per day (mgd), powered by a ten (10) HP TEFC motor. The Voraxial Grit Separator Model 8000 has an operating range of three to eleven and five-tenths (3.0 to 11.5) mgd, powered by a fifty (50) HP TEFC motor.

         To demonstrate the efficiency of the Voraxial Grit Separator, the Company has initiated a demonstration project at one of seven wastewater treatment facilities operated by the Hillsborough County Water Department which services greater Tampa, Florida. Plans for this demonstration program were developed with the invaluable assistance and support of the Hillsborough Water Department. The system at Hillsborough incorporates a Model 4000 Voraxial Grit Separator at the head-works of the 5 million gallons per day (MGD) wastewater treatment plant.

         This demonstration initiates the sales and marketing program for the Voraxial Grit Separator in the municipal wastewater industry. With over 16,000 publicly owned wastewater treatment facilities in the United States serving approximately 190 million people, Management believes that the municipal wastewater industry can potentially be profitable for the Company. We believe that the savings from the eliminated construction alone will more than justify the cost to install a Voraxial Separator system.

         In the fourth quarter, the Company delivered a Voraxial Separator Model 2000 to Resource Environmental Group Services ("REGS") after they viewed the unit operate at the WEFTEC trade show in Los Angeles. REGS conducted several weeks of testing the Voraxial Separator on refinery waste-oil separation at a refinery. The objective of the testing was to identify applications for the Voraxial Separator for both regular refinery maintenance and as a permanently installed waste reduction system for the facility. In late December 2003, REGS purchased a Voraxial Separator 4000.

         Until recently, the Company had operated a high-precision engineering machine facility, which designed, manufactured and assembled specialized parts and components for the aerospace and automotive industries. Historically, revenues have been generated from contract manufacturing of specialized components for use in both the private and government sectors. Although the Company continues to have the expertise in this area, the primary focus is on the VAS.

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

                           Product and Capacity Range
                           --------------------------

                            Model            Diameter         Capacity Range
                           Number              Size         Gallons Per Minute
                           ------          ------------     ------------------
                           VAS1000           1 inch                3 - 10
                           VAS2000           2 inches             25 - 80
                           VAS4000           4 inches            250 - 900
                           VAS8000           8 inches          2,000 - 6,000

         The Voraxial Separator can transfer various liquids in either direction by reversing the machine's rotation. We currently maintain an inventory of various models of the Voraxial Separator. During fiscal year 2003, we have furthered tested, demonstrated and delivered on a trial basis the Voraxial Separator units to companies within various industries including energy production, wastewater and manufacturing. During 2003 the Company sold and delivered one unit for refinery application. The Company has also provided the Voraxial Separator unit to several firms on a trial basis and is engaged in discussions to deliver additional Voraxial Separator units on an income-producing basis.

         Management believes that our Voraxial Separator offers substantial applications on a cost-effective basis, including: oil exploration & production, oil remediation services, municipal wastewater treatment, bilge water purification, metal finishing, machining and manufacturing, food processing waste treatment and numerous other industrial production and environmental remediation processes. We also believe that the quality of the water separated from the contaminant is good enough to recycle back into the process stream (back into the plant) or discharge to the environment. As clean water becomes less available to the ever-increasing world population, this technology may become more valuable.

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

         The Company has developed a comprehensive sales and marketing program to stimulate awareness of the Voraxial Separator to companies in several key industries which management believes have the ability to establish its Voraxial Separator technology as an industry-wide standard. Management believes this visibility will result in increase sales.

         To assist the Company to enter the Oil industry, the company has added Henry Schlesinger, the former president of Marshall Petroleum to its Advisory Committee. Further, Kevin Mulshine, Partner and Managing Director at Prager, Sealy & Co., LLC a prominent investment banking firm, with water and wastewater investment expertise was added to the Advisory Committee to compliment the Company's efforts in the municipal wastewater industry.

         To demonstrate the efficiency of the Voraxial Grit Separator, the Company has initiated a demonstration project at one of seven wastewater treatment facilities operated by the Hillsborough County Water Department which services greater Tampa, Florida. Plans for this demonstration program were developed with the invaluable assistance and support of the Hillsborough Water Department. The system at Hillsborough incorporates a Model 4000 Voraxial Grit Separator at the head-works of the 5 million gallons per day (MGD) wastewater treatment plant.

         This demonstration initiates the sales and marketing program for the Voraxial Grit Separator in the municipal wastewater industry. With over 16,000 publicly owned wastewater treatment facilities in the United States serving approximately 190 million people, Management believes that the municipal wastewater industry can potentially be profitable for the Company. We believe that the savings from the eliminated construction alone will more than justify the cost to install a Voraxial Separator system.

Anticipated Business of the Company

         In fiscal year 2004 management intends to continue to concentrate its marketing efforts in the following industrial sectors: municipal wastewater treatment, oil/water separation, oil exploration and production, and industrial wastewater. Industry-wide acceptance in any of these specific sectors could imply extensive marketing and sales opportunities on a global scale. The Company anticipates hiring additional management and staff to support the sales and marketing program. Currently, interests have been expressed by companies, which collectively have operations in North America, South America, Europe, the Middle East, Australia, and Asia.

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

         Although we believe our Voraxial Separator offers applications which accomplish better or similar results on a more cost-effective basis than existing products, other products have, in some instances, attained greater market and regulatory acceptance. These competitors include, but are not limited to Westfalia and AlfaLaval.

         We believe the Voraxial Separator can improve a company's technology and in many ways result in a cost savings and other benefits to the customer. These benefits result in and include:

         o     A reduction in water and energy usage,
         o Less space needed to implement the Voraxial Separator; the Voraxial Separator weighs less than current systems,
         o A reduction in time to process and separate the fluids, allowing the customer to be more efficient,
         o Creation of a more efficient and faster process to treat water to increase the overall productivity of the end-user,
         o     A reduction in the amount of disposable liquids,
         o     Fewer employees needed to operate the system, and
         o     Reduction of ongoing maintenance and servicing costs.

         We believe that we are the only front-end solution for the separation industry that can offer increased productivity while reducing the physical space and energy required to operate the unit. These advantages translate into the potential for substantial operating cost efficiencies that would increase the profitability of the solution's end user.

Marketing

         The Company's products and services are marketed through our existing staff and specific manufacturers representatives. To assist the Company in developing and penetrating the municipal wastewater and oil industry, the Company has formed an Advisory Committee consisting of John Combs, Barry Gafner, Kevin Mulshine and Henry Schlesinger.

         The Company hired additional management and staff to further assist and support the sales and marketing program which was initiated in fiscal year 2003. The program consists of signing vendor representatives and/or distributors to carry the Voraxial Separator and attending trade shows to build technology awareness, among others.

         We have presented the Voraxial Separator at two prominent trade shows in the past fiscal year. In October 2003, we demonstrated the Voraxial Separator at WEFTEC (Water Environment Federation's Technical Exhibition and Conference) tradeshow in Los Angeles. The Water Environment Federation's Technical Exhibition and Conference draws thousands of water and wastewater professionals from around the world to view cutting-edge technologies in the water quality field while learning about the latest practices, solutions, and regulations in their industry.

         In November, we showcased the Voraxial Separator at CLEAN GULF 2003. Clean Gulf exhibition and conference provides a forum through which professionals from regulatory agencies, the federal government, and the private sector can address the real issues of cooperation, regulation, preparedness, prevention, and response for today's energy industry.

         The Company has received a great response by potential clients and manufacturers representatives from both tradeshows and is still pursuing some of these opportunities. We anticipate presenting the Voraxial Separator at tradeshows in 2004, including WEFTEC and Clean Gulf.

Sources and availability of raw materials

         The materials needed to manufacture our Voraxial Separator have been provided by Baldor Electric Co., Hughes Supply Inc. and SKF USA Inc., among other suppliers. We do not anticipate any shortage of component parts.

         Intellectual property

         We currently hold several patents pertaining to the Voraxial Separator and are continually working on developing other patents. The Company owns United States Patent #6,248,231, #5,904,840 and #5,084,189. The latest patent, Patent #6,248,231 was registered in 2001 for Apparatus with Voraxial Separator and Analyzer. Patent #5,904,840 is for Apparatus for Accurate Centrifugal Separation of Miscible and Immiscible Media, which is for technology invented by our president and sole director, Alberto DiBella, and registered in 1999. The other is for the Method and Apparatus for Separating Fluids having Different Specific Gravities. This is for technology invented by Harvey Richter and registered in 1992 to Richter Systems, Inc. In 1996, we acquired assets, including this patent from Richter Systems, Inc. The method and apparatus for each of these is applied in our Voraxial Separator.

         In addition, on December 16, 2003, we received trademark protection for the word "Voraxial".

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

         In 2003, we did not possess any third party insurance coverage and were, therefore, effectively self-insured with respect to product liability, directors and officers, and general insurance coverage. We have obtained directors and officers, and general insurance coverage in 2004. We currently do not have product liability insurance.

Research and development

         In our past two fiscal years, we have spent approximately $884,000 on product research and development. The Company has finalized the development of the Voraxial Separator. Although we will continually work on advancing the technology and applications whereby the technology can be used, we do not anticipate devoting a significant portion of our funds to this area of the business.

Employees

         We have five employees. All of these employees work full-time. We have two administrative employees, Alberto DiBella and John A. DiBella. The balance of our employees participate in the manufacturing and engineering of our products. None of our employees are members of a union. We believe that our relationship with our employees is favorable. We intend to add additional employees in the upcoming year, including managers, sales representatives and engineers.

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

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

PART II
-------

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

         Our common stock is traded on the NASDAQ Over-The-Counter Bulletin Board ("OTCBB") under the symbol EVTN. The bid quotations below, as provided by Interactive Data, have been reported for the period ending March 31, 2002 through the period ending December 31, 2003. On April 8, 2004, the closing price for our common stock was $1.16. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         Bid Quotations
         --------------

              Quarter Ended                         High              Low
              -------------                         ----              ---

              March 31, 2002                        $0.30           $0.15
              June 30, 2002                         $1.06           $0.20
              September 30, 2002                    $1.05           $0.46
              December 31, 2002                     $1.09           $0.46

              March 31, 2003                        $1.95           $1.00
              June 30, 2003                         $1.62           $0.96
              September 30, 2003                    $1.12           $0.55
              December 31, 2003                     $1.10           $0.61

         We have been advised that seven member firms of the NASD are currently acting as market makers for our common stock. There is no assurance that an active trading market will develop which will provide liquidity for our existing shareholders or for persons who may acquire common stock through the exercise of warrants.

Holders

         As of December 31, 2003, there were over 750 holders of record of our common stock outstanding. Our transfer agent is Jersey Transfer & Trust Company, Inc., Post Office Box 36, Verona, New Jersey 07044.

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

Other Stockholders Matters

         Effective January 1, 2003, we issued warrants to purchase 300,000 shares of our common stock exercisable at $1.00 per share to Frank DeMicco pursuant to Mr. DeMicco's five-year employment contract with our company. Warrants to purchase 100,000 shares vested during year ended December 31, 2003 and the remaining warrants vest periodically over the term of the agreement. The warrants issued to Mr. DeMicco were exempt from registration under Section 4(2) of the Securities Act. The warrants contain the appropriate restrictive legend restricting their transferability absent registration or applicable exemption. Mr. DeMicco received information concerning our company and had the opportunity to ask questions about the viability of our company.

         During January of 2003 we issued options to purchase 10,000 shares of our common stock exercisable at $1.00 per share to an individual pursuant to a two-year employment agreement with our company. The options vest periodically over the term of the agreement, of which options to purchase 5,000 shares vested during year ended December 31, 2003. The options issued to the employee were exempt from registration under Section 4(2) of the Securities Act. The options contain the appropriate restrictive legend restricting their transferability absent registration or applicable exemption. The employee received information concerning our company and had the opportunity to ask questions about the viability of our company.

         In the beginning of May 2003, we closed the private placement which commenced in the first quarter of 2003. Under the private placement we sold an aggregate of 1.25 units of securities to 8 investors for proceeds of $125,000. Each unit consisted of 100,000 shares of restricted common stock at $1.00 per share and 100,000 warrants to purchase 100,000 shares of common stock at $1.50 per share. The warrants are exercisable for a period of five years from the date of closing. Due to market conditions and the proximity to the private placement disclosed below, management determined to revise the terms of the private placement during the three months ended September 30, 2003. As such, these investors subsequently received an additional aggregate of 83,333 shares of common stock and the exercise price of the previously issued warrants was reduced to $1.00 per share. The transactions were exempt from registration under
Section 4(2) of the Securities Act. The securities issues contain the appropriate restrictive legend restricting their transferability absent registration or applicable exemption. The investors received information concerning our company and had the opportunity to ask questions to the viability of our company.

         In May 2003, we commenced a second private placement and have sold an aggregate of 7.71 units of securities to 14 investors for proceeds of $646,000. Each unit consisted of 166,666 shares of restricted common stock at $0.60 per share and 166,666 warrants to purchase 166,666 shares of common stock at $1.00 per share. The warrants are exercisable for a period of five years from the date of closing. The securities issues contain the appropriate restrictive legend restricting their transferability absent registration or applicable exemption. The transaction was exempt from registration under Section 4(2) of the Securities Act. The investors received information concerning our company and had the opportunity to ask questions to the viability of our company.

Small Business Issuer Purchase of Equity Securities

         None.

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

Year ended December 31, 2003 compared to year ended December 31, 2002

Revenue

         Our contract revenue decreased by 100% to $0 for the year ended December 31, 2003 from $46,000 for the year ended December 31, 2002. The change was due to no manufacturing contracts in 2003. The Company does not solicit high precision manufacturing contracts but does receive orders from previous clients. We have focused our efforts and resources to the manufacturing, assembling, marketing and selling of the Voraxial Separator. Product sales decreased 92% to $3,000 for year ended December 31, 2003 as compared to $37,000 for the year ended December 31, 2002. We do expect revenues from the Voraxial Separator to increase in 2004 with the sales and marketing program.

General and administrative expenses

         General and Administrative expenses increased by 124% to $751,000 for the year ended December 31, 2003 from $335,000 for the year ended December 31, 2002. The increase was due to an increase in personnel related to the applications and marketing of the Voraxial Separator. We have reduced the expense allocated towards high precision machining and focused all of our efforts on the marketing of the Voraxial Separator. As such, the general and administrative overhead typically experienced with the high precision machining was reduced and consolidated with the marketing activities supporting the Voraxial Separator.

Research and development expenses

         Research and Development expenses increased 99% to $589,000 for the year ended December 31, 2003 from $295,000 for the year ended December 31, 2002. This increase was due to our continuing efforts to expand the applications of the Voraxial Separator for specific industries.

Liquidity and capital resources

         At December 31, 2003, we had an accumulated deficit of $3,049,000. In the year ended December 31, 2003 our working capital decreased by $353,000 from December 31, 2002. Operating at a loss for the year negatively impacted our cash position; however funds received from the private placement of our securities added to our working capital position. We believe that including our current cash resources and anticipated revenue to be generated by our Voraxial Separators, we will have sufficient resources to continue business operations for the next twelve months. To the extent that these resources are not sufficient to sustain current operating activities, we may need to seek additional capital, or adjust our operating plan accordingly.

         During the year ended December 31, 2003, we issued an aggregate of 1,285,002 shares at $0.60 per share in connection with two private placement transactions. In connection with these transactions, we also issued warrants to purchase an aggregate of 1,285,002 shares of our common stock exercisable at $1.00 per share. The warrants are exercisable for a period of five years from the date of issuance. We received gross proceeds of approximately $771,000 from these private placements.

Continuing losses

         We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern.

         The Company has experienced net losses, has a working capital deficit and sustained cash outflows from operating activities and had to raise capital to sustain operations. There is no assurance that the Company's developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve significant revenues. If the Company is unable to successfully commercialize its Voraxial Separator, it is unlikely that the Company could continue its business. The Company will continue to require the infusion of capital until operations become profitable. During 2004, the Company anticipates seeking additional capital, increasing sales of the voraxial separator and continuing to restrict expenses. Substantial doubt exists about the ability of the Company to continue as a going concern.

Recent Accounting Pronouncements

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Company's adoption of SFAS No. 146 on January 1, 2003 did not have any material effect on the financial statements of the Company.

         In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities" in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of variable interest entities, including special-purpose entities or off-balance sheet structures. The consolidation requirements of FIN No. 46R have a variety of implementation dates. The Company believes the impact of FIN No. 46R on its financial position and results of operations will not be material, but the Company will continue to evaluate the impact of FIN No. 46R during the first quarter of 2004.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement affects the issuer's accounting for three types of freestanding financial statements: mandatorily redeemable shares, put and forward purchase contracts that require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled in shares. This statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The impact of adopting FASB No. 150 was not material to the Company's financial position and results of operations.

         In December 2003, the Securities and Exchange Commission (SEC), published Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." This SAB updates portions of the Securities and Exchange Commission (SEC) staff's interpretive guidance provided in SAB 101 and included in Topic 13 of the Codification of Staff Accounting Bulletins. SAB 104 deletes interpretative material no longer necessary, and conforms the interpretive material retained, because of pronouncements issued by the FASB's Emerging Issues Task Force (EITF) on various revenue recognition topics, including EITF 00-21, "Revenue Arrangements with Multiple Deliverables." SAB No. 104 also incorporates into the SAB Codification certain sections of the SEC staff's "Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers." SAB No. 104 does not have a material impact on the Company's financial position and results of operations since the Company's revenue recognition practices previously conformed to the interpretations codified by SAB No. 104.

         Management does not expect these statements to have a material impact on the consolidated financial statements.

Risk Factors

Our independent auditors have raised substantial doubt about our ability to continue as a going concern.

         Although we operated as a precision machine shop for a number of years, we have only recently completed the development of the Voraxial Separator, and we have not yet generated significant revenues from that product. As a result, we have limited operating history in our planned business upon which you may evaluate our business and prospects. The revenues and income potential of our business and the markets of our separation technology are unproven. Our business plan must be considered in light of risks, expenses, delays, problems, and difficulties frequently encountered by development stage companies.

         We have incurred operating losses since our inception, and we will continue to incur net losses until we can produce sufficient revenues to cover our costs. At December 31, 2003, we had an accumulated deficit of $3,049,000, including a net loss of $1,340,000 for the year ended December 31, 2003. Even if we achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Based on historic cash flow and projected expenditures, management believes that proceeds from the sale of the minimum number of Units could enable us to pursue our basic business plan for at least the next twelve months.

         Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control. These factors include the rate of market acceptance of our products, competitive efforts, and general economic trends. Due to these factors, we cannot anticipate with any degree of certainty what our revenues will be in future periods. You have limited historical financial data and operating results with which to evaluate our business and our prospects. As a result, you should consider our prospects in light of the early stage of our business in a new and rapidly evolving market.

         Our independent auditors have included in their audit report an explanatory paragraph that states that our continuing losses from operations raises substantial doubt about our ability to continue as a going concern.

We have been limited by insufficient capital, and we may continue to be so limited.

         In the past, we have lacked the capital to market the Voraxial Separator as we would have liked. Our inability to raise the funding or to otherwise finance our capital needs could adversely affect our financial condition and our results of operations, and could prevent us from implementing our business plan.

         We may seek to raise capital through public and private equity offerings, debt financing or collaboration, and strategic alliances. Such financing may not be available when we need it or may not be available on terms that are favorable to us. If we raise additional capital through the sale of our equity securities, your ownership interest will be diluted and the terms of the financing may adversely affect your holdings or rights as a stockholder.

Our business model is unproven.

         Our business model is currently unproven and in the early stages of development and we have not yet undertaken any substantial marketing activities. The technological, marketing, and other aspects of our business will require substantial resources and will undergo constant developmental change. Our ability to develop a successful business model will be dependent upon the relative success or failure of these respective aspects of our operations and how effectively they work in concert with one another. If we expend significant financial and management resources attempting to market the Voraxial Separator to a specific industry segment, and we subsequently are unsuccessful in generating sales from that segment, we may not have enough resources to market to other industry segments. There are no assurances that we will successfully develop our business model from the standpoint of successfully implementing an efficient and effective marketing plan.

If our products do not achieve and maintain market acceptance, our business will not be successful.

         Even though our product is successfully developed, our success and growth will depend upon its acceptance by various potential users of our product. Acceptance will be a function of our product being more cost effective as compared to currently existing or future technologies. If our product does not achieve market acceptance, our business will not be successful. In addition, even if our product achieves market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our product or render our products obsolete.

If we do not develop sales and marketing capabilities or arrangements successfully, we will not be able to commercialize our product successfully.

         We have limited sales and marketing experience. We may market and sell our product through a direct sales force or through other arrangements with third parties, including co-promotion arrangements. Since we may market and sell any product we successfully develop through a direct sales force, we will need to hire and train qualified sales personnel.

Our market is subject to intense competition. If we are unable to compete effectively, our product may be rendered non-competitive or obsolete.

         We are engaged in a segment of the water filtration industry that is highly competitive and rapidly changing. Many large companies, academic institutions, governmental agencies, and other public and private research organizations are pursuing the development of technology that can be used for the same purposes as our product. We face, and expect to continue to face, intense and increasing competition, as new products enter the market and advanced technologies become available. We believe that a significant number of products are currently under development and will become available in the future that may address the water filtration segment of the market. If other products are successfully developed, it may be marketed before our product.

         Our competitors' products may be more effective, or more effectively marketed and sold, than any of our products. Many of our competitors have:

         o significantly greater financial, technical and human resources than we have and may be better equipped to discover, develop, manufacture and commercialize products; and

         o    more extensive experience in marketing water treatment products.

         Competitive products may render our products obsolete or noncompetitive before we can recover the expenses of developing and commercializing our product. Furthermore, the development of new technologies and products could render our product noncompetitive, obsolete, or uneconomical.

As we evolve from a company primarily involved in design and development to one also involved in commercialization, we may encounter difficulties in managing our growth and expanding our operations successfully.

         We may experience a period of rapid and substantial growth that may place a strain on our administrative and operational infrastructure, and we anticipate that continued growth could have a similar impact. As our product continues to enter and advance in the market, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborative partners, suppliers, and other third parties.

If we are unable to adequately protect our technology, or if we infringe the rights of others, we may not be able to defend our markets or to sell our product.

         Our success may depend in part on our ability to continue and expand our patent protection both in the United States and in other countries for our product. Due to evolving legal standards relating to the patentability, validity, and enforceability of patents covering our product and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our product or provide sufficient protection to afford us a commercial advantage against competitive products or processes.

         Our success may also depend in part on our ability to operate without infringing the proprietary rights of third parties. The manufacture, use, or sale of our product may infringe on the patent rights of others. Likewise, third parties may challenge or infringe upon our existing or future patents. Proceedings involving our patents or patent applications or those of others could result in adverse decisions regarding:

         o   the patentability of our inventions relating to our product; and/or

         o the enforceability, validity, or scope of protection offered by our patents relating to our product.

         Litigation may be necessary to enforce the patents we own and have applied for (if they are awarded), copyrights, or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement. This type of litigation could result in the expenditure of significant financial and managerial resources and could result in injunctions preventing us from distributing certain products. Such claims could materially adversely affect our business, financial condition, and results of operations.

We are dependent on key personnel.

         We are dependent upon the availability and the continued performance of the services of key personnel. The loss of the services of any such personnel could have a material adverse effect on us. In addition, the availability of skilled personnel is extremely important to our growth strategy and our failure to attract and retain such personnel could have a material, adverse effect on us. We do not currently maintain any key man life insurance covering these persons.

Our operations are subject to governmental approvals and regulations and environmental compliance.

         Our operations are subject to extensive and frequently changing federal, state, and local laws and substantial regulation by government agencies, including the United States Environmental Protection Agency (EPA), the United States Occupational Safety and Health administration (OSHA) and the Federal Aviation Administration (FAA). Among other matters, these agencies regulate the operation, handling, transportation and disposal of hazardous materials used by us during the normal course of our operations, govern the health and safety of our employees and certain standards and licensing requirements for our aerospace components that we contract manufacture. We are subject to significant compliance burden from this extensive regulatory framework, which may substantially increase our operational costs.

         We believe that we have been and are in compliance with environmental requirements and believe that we have no liabilities under environmental requirements. Further, we have not spent any funds specifically on compliance with environmental laws. However, some risk of environmental liability is inherent in the nature of our business, and we might incur substantial costs to meet current or more stringent compliance, cleanup, or other obligations pursuant to environmental requirements in the future. This could result in a material adverse effect to our results of operations and financial condition.

Our business has a substantial risk of product liability claims. If we are unable to obtain appropriate levels of insurance, a product liability claim against us could aversely affect our business.

         Our business exposes us to possible claims of personal injury, death, or property damage, which may result from the failure, or malfunction of any component or subassembly manufactured or assembled by us. We currently do not have product liability insurance. Any product liability claim made against us will have a material adverse effect on our business, financial condition, or results of operations in light of our poor financial condition, losses and limited revenues. We have plans to obtain product liability insurance in the near future. We do not possess third party insurance coverage and are, therefore, effectively, self-insured with respect to product liability, directors and officers, and general insurance coverage. We have plans to obtain third party insurance coverage in the near future.

Item 7. Financial Statements

         The financial statements required by this report are included, commencing on F-1.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

Item 8A. Controls and Procedures

         Evaluation of disclosure controls and procedures

         As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

         Changes in internal controls

         There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART III
--------

Item 9. Directors and Executive Officers

Directors and executive officers

         The following sets forth the names and ages of our officers and directors. Our directors are elected annually by our shareholders, and the officers are appointed annually by our board of directors.

              Name                     Age            Position
              ----                     ---            --------

              Alberto DiBella           72            President and Director
              Frank J. DeMicco          55            Chief Operating Officer
              John A. DiBella           32            Executive Vice President
                                                        of Business Development

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

Board of Directors and Committees

         During the year ended December 31, 2003, our board of directors held six meetings.

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

Code of Ethics

         During the year ended December 31, 2003 we adopted a code of ethics. The code applies to our officers and directors. The code provides written standards that are designed to deter wrong-doing and promote: (i) honest and ethical conduct; (ii) full, fair, accurate, timely and understandable disclosure; (iii) compliance with applicable laws and regulations; (iv) promote reporting of internal violations o the code; and (v) accountability for the adherence to the code.

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

Item 10. Executive compensation

         The table below sets forth compensation for the past two years awarded to, earned by or paid to our chief executive officer and each executive officer whose compensation exceeded $100,000 for the year ended December 31, 2003.

                                         SUMMARY COMPENSATION TABLE
                                         --------------------------
                                             Annual Compensation

                                                                                  Shares of Common Stock
                                                                                     Underlying Option
Name and Position                   Year             Salary            Bonus           Compensation       Other
-----------------                   ----             ------            -----           ------------       -----
Alberto DiBella, CEO                2003              $150,000(4)        ---                  ---           ---
                                    2002              $ 12,000(4)        ---                  ---           (1)

Frank J. DeMicco, COO               2003              $150,000           ---              300,000(2)        (2)

John A. DiBella, EVP                2003              $150,000(5)        ---                  ---           ---
                                    2002              $ 60,000       $60,000            2,000,000(3)        (3)

(1) For services rendered during 1997, Mr. DiBella was paid cash compensation of $50,000 together with 1,000,000 voting convertible, non-cumulative 8% preferred shares, $0.001 par value. In 1997 Mr. DiBella also exchanged 5,000,000 shares of common stock for 5,000,000 shares of voting convertible, non-cumulative 8% preferred shares, $.001 par value. Effective December 31, 2002, pursuant to its terms, the preferred stock converted into shares of common stock on a one for one basis. Mr. DiBella had 6,000,000 shares of preferred stock at the time of conversion.

(2) Pursuant to Mr. DeMicco's employment agreement, Mr. DeMicco received warrants to purchase 300,000 shares of the Company's common stock exercisable at $1.00 per share. The warrants vest periodically over the term of the agreement.

(3) Pursuant to Mr. DiBella's employment agreement, Mr. DiBella received options to purchase 2,000,000 shares of the Company's common stock exercisable at $.15 per share.

(4)      Salary has been deferred.

(5)      $133,000 has been deferred.

 Options granted in the Year Ended December 31, 2003 to Executives and Directors

                   Number of       % of Total
                   Securities       Options/
                   Underlying         SARs
                    Options/       Granted to       Exercise of
                      SARs        Employees in       Base Price      Expiration
Name                Granted       Fiscal Year        ($/Share)          Date
----                -------       -----------        ---------          ----

Frank DeMicco       300,000           97%              $1.00           1/1/08

         There were 10,000 options granted to executive employees for the year ended December 31, 2003, 2,200,000 for the year ended December 31, 2002.

         Aggregated Fiscal Year-End Option Value Table

         The following table sets forth certain information concerning unexercised stock options as of December 31, 2003.

                                         Number Of                               Value Of Unexercised
                                    Unexercised Options                              In-the-Money
                                     Held at 12/31/03                          Options at 12/31/03 (1)
                                     ----------------                          -----------------------

                       Shares        Shares Acquired        Shares
       Name          Exercisable       On Exercise       Unexercisable      Exercisable      Unexercisable
       ----          -----------       -----------       -------------      -----------      -------------
Frank DeMicco           100,000           100,000          200,000            $        0            $0
John A. DiBella       2,000,000         2,000,000                0            $1,380,000            $0

(1) The closing sale price of the Common Stock on December 31, 2003 as reported by OTCBB was $0.84 per share. Value is calculated by multiplying (a) the difference between $0.84 and the option exercisable price by (b) the number of shares of Common Stock underlying the options.

Employment agreements

         Alberto DiBella, our chief executive officer, president and chairman does not have an employment contract. However, the Company has recorded a charge $12,000 to reflect the fair value of services rendered to the Company in 2002 and Mr. DiBella accrued a salary of $150,000 in 2003.

         Frank DeMicco. On January 1, 2003, we entered into a five year employment agreement with Mr. DeMicco to serve as operating officer of our Company. Pursuant to the agreement, Mr. DeMicco receives an annual base salary of $150,000 per year, payable in monthly installments. In addition, Mr. DeMicco shall receive an annual increase in base salary equal to a minimum of ten percent of his prior base salary. Pursuant to the agreement, Mr. DeMicco also has received warrants to purchase 100,000 shares of common stock exercisable at $1.00 per share commencing on the one year anniversary of the agreement. In addition, at the end of each subsequent year of the agreement, Mr. DeMicco shall be issued warrants to purchase 50,000 shares of common stock exercisable at $1.00 per share.

         John A. DiBella. On January 17, 2002, our Company entered into a one year employment agreement with John A. DiBella to serve as vice president and director of business development. Pursuant to the agreement, Mr. DiBella receives a base salary of $60,000 with a bonus provision for $60,000. Such bonus and salary were earned and accrued in 2002. Mr. DiBella was also granted stock options to purchase 2,000,000 shares of our common stock at an exercise price of $.15 per share. The agreement further provides that until a new employment agreement is negotiated, Mr. DiBella's salary shall increase to $150,000 per year, payable monthly.

Director Compensation

         Directors are not compensated by our company.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership

         The table below sets forth information with respect to the beneficial ownership of our securities as of December 31, 2003 by:

         1) each person known by us to be the beneficial owner of five percent or more of our outstanding securities, and

         2) executive officers and directors, individually and as a group.

         Unless otherwise indicated, we believe that the beneficial owner has sole voting and investment power over such shares.

Name and Address of             Number of Shares                Percentage of
 Beneficial Owner              Beneficially Owned                 Ownership
 ----------------              ------------------                 ---------

Alberto DiBella                       9,050,000(1)                   63%
3500 Bayview Drive
Fort Lauderdale, FL 33308

Frank DeMicco                           100,000(3)                    *
821 N.W. 57th Place
Fort Lauderdale, FL 33309

John DiBella                          3,066,666(2)                 17.2%
821 N.W. 57th Place
Fort Lauderdale, FL 33309

All officers and directors           12,216,666                    75.9%
as a group (3 persons)

*      less than 1%

(1) Alberto DiBella's beneficial share ownership includes 10,000 shares of common stock owned by his wife.

(2) Includes 2,000,000 shares of common stock underlying warrants exercisable at $.15 per share.

(3) Includes 100,000 shares of common stock underlying warrants exercisable at $1.00 per share which are exercisable immediately, but excludes 200,000 shares of common stock underlying warrants exercisable at $1.00 per share which vest periodically over the next four years.

Securities Authorized for Issuance Under Equity Compensation Plans

         The table below provides information pertaining to all compensation plans under which equity securities of our company are authorized for issuance as of the end of the most recent fiscal year.

                                                                                           Number of securities
                                  Number of securities                                    remaining available for
                                    to be issued upon          Weighted-average            future issuance under
                                       exercise of             exercise price of            equity compensation
                                  outstanding options,       outstanding options,       plans (excluding securities
                                   warrants and rights        warrants and rights         reflected in 1st column
                                   -------------------        -------------------         -----------------------
Equity compensation plans
   approved by security holders                  0                         N/A                           0

Equity compensation plans not
   approved by security holders          2,555,000                       $0.30                           0

         Total                           2,555,000                                                       0

Item 12. Certain Relationships and Related Transactions

         None.

Item 13. Exhibits, Lists and Reports on Form 8-K

Exhibit No.     Description of Exhibit
-----------     ----------------------

    2           Plan of Merger*
    3(i)        Articles of Incorporation*
    3(ii)       Bylaws*
    4           Share Certificate*
    14          Code of Ethics
    21          Subsidiaries*
    31.1        Rule 13a-14(a)/15d-4(a) Certification of Principal
                Financial Officer
    31.2        Rule 13a-14(a)/15d-4(a) Certification of Principal
                Financial Officer
    32.1        Section 1350 Certification of Principal Executive Officer
    32.2        Section 1350 Certification of Principal Financial Officer

*Previously filed

Item 14. Principal Accountant Fees and Services

Year ended December 31, 2003

         Audit Fees: The aggregate fees, including expenses, billed by our principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2003 was $30,000.

         Audit Related Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the audit for the year ended December 31, 2003 were $-0-.

         All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant during year 2003 was $-0-.

Year ended December 31, 2002

         Audit Fees: The aggregate fees, including expenses, billed by our principal accountant in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2002 and for the review of our financial information included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2002 was $27,050.

         Audit Related Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the audit for the year ended December 31, 2002 were $-0-.

         All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant during year 2002 was $-0-.

         The Board of Directors has considered whether the provisions of the services covered above under the captions "Financial Information Systems Design and Implementation Fees" and "All Other Fees" is compatible with maintaining the auditor's independence.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on April 14, 2004.

                                     ENVIRO VORAXIAL TECHNOLOGY, INC.


                                     By: /s/ Alberto DiBella
                                        ----------------------------------------
                                        Alberto DiBella
                                        President and Chief Executive Officer
                                        (Principal Executive Officer and
                                        Principal Financial Officer)

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY


Contents

                                                                                                                       Page
                                                                                                                       ----

Consolidated Financial Statements

   Independent auditors' report                                                                                        F-1

   Balance sheet as of December 31, 2003                                                                               F-2

   Statements of operations for the years ended December 31, 2003 and 2002                                             F-3

   Statements of stockholders' equity (capital deficit) for the years ended December 31, 2003
      and 2002                                                                                                         F-4

   Statements of cash flows for the years ended December 31, 2003 and 2002                                             F-5

   Notes to consolidated financial statements                                                                          F-6

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Enviro Voraxial Technology, Inc.


We have audited the accompanying consolidated balance sheet of Enviro Voraxial Technology, Inc. and subsidiary (the "Company") as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity (capital deficit) and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Enviro Voraxial Technology, Inc. and subsidiary as of December 31, 2003 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced recurring net losses, has a working capital deficit and cash outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Eisner LLP

Florham Park, New Jersey
April 6, 2004

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Balance Sheet
--------------------------
December 31, 2003
-----------------


ASSETS
Current assets:
   Cash and cash equivalents                                                                      $     150,000
   Inventory                                                                                             70,000
   Other current assets                                                                                   5,000
                                                                                                  -------------

        Total current assets                                                                            225,000

Property, plant and equipment, net                                                                       46,000
Other assets                                                                                              5,000
                                                                                                  -------------

                                                                                                  $     276,000
                                                                                                  =============

LIABILITIES
Current liabilities:
   Current portion of obligations under capital leases                                            $      15,000
   Accounts payable and accrued expenses                                                                591,000
                                                                                                  -------------

        Total current liabilities                                                                       606,000
                                                                                                  -------------

Commitments and contingency

CAPITAL DEFICIT
Capital stock $.001 par value:
   Preferred stock, voting, 8% noncumulative, convertible, authorized 7,250,000 shares, issued and outstanding - none
   Common stock, authorized 42,750,000 shares; 15,402,636 shares issued
      and outstanding, 100,000 shares issuable                                                           15,000
Additional paid-in capital                                                                            2,725,000
Deferred compensation                                                                                   (21,000)
Accumulated deficit                                                                                  (3,049,000)
                                                                                                  -------------

        Total capital deficit                                                                          (330,000)
                                                                                                  -------------

                                                                                                  $     276,000
                                                                                                  =============











                 See notes to consolidated financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Operations
-------------------------------------



                                                                                    Year Ended December 31,
                                                                                -------------------------------
                                                                                    2003              2002
                                                                                -------------     -------------

Revenue:
   Contract revenue (Note C)                                                                      $      46,000
   Product sales (Note C)                                                       $       3,000            37,000
                                                                                -------------     -------------

      Total revenue                                                                     3,000            83,000
                                                                                -------------     -------------

Costs and expenses:
   Cost of contract revenue                                                                               4,000
   Cost of sales                                                                        1,000            14,000
   General and administrative                                                         751,000           335,000
   Research and development                                                           589,000           295,000
                                                                                -------------     -------------

      Total costs and expenses                                                      1,341,000           648,000
                                                                                -------------     -------------

Loss before other expense                                                          (1,338,000)         (565,000)
                                                                                -------------     -------------

Other expenses (income):
   Interest expense                                                                     5,000            10,000
   Other income (Note G)                                                               (3,000)           (9,000)
                                                                                -------------     -------------

      Total other expense                                                               2,000             1,000
                                                                                -------------     -------------

Net loss                                                                        $  (1,340,000)    $    (566,000)
                                                                                =============     =============

Basic and diluted loss per common share                                         $       (0.09)    $       (0.08)
                                                                                =============     =============

Weighted average number of common shares outstanding                               14,674,459         7,509,000
                                                                                =============     =============












                 See notes to consolidated financial statements
                                       F-3

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Capital Deficit)
-----------------------------------------------------------------



                                    Preferred Stock           Common Stock     Additional
                                    ---------------           ------------      Paid-in     Deferred    Accumulated
                                  Shares    Par Value     Shares    Par Value   Capital   Compensation    Deficit        Total
                                  ------    ---------     ------    ---------   -------   ------------    -------        -----
Balance, December 31, 2001       6,000,000    $ 6,000    7,470,968   $  7,000  $1,343,000               $(1,143,000)  $  213,000
Issuance of units consisting of
   common stock and warrants,
   net of issuance costs                                   516,666      1,000     285,000                                286,000
Shares of common stock and
   common stock warrants
   issuable (Note E)                                       100,000                100,000                                100,000
Services provided by founder
   at estimated fair value                                                         12,000                                 12,000
Issuance of common stock
   upon conversion of preferred
   stock (Note E)               (6,000,000)    (6,000)   6,000,000      6,000                                                  0
Net loss for the year ended
   December 31, 2002                                                                                       (566,000)    (566,000)
                                ----------   --------   ----------   --------  ----------  ---------    -----------   ----------

Balance, December 31, 2002               0          0   14,087,634     14,000   1,740,000                (1,709,000)      45,000
Issuance of units consisting
   of common stock and warrants,
   net of issuance costs                                 1,285,002      1,000     769,000                                770,000
Issuance of warrants in
   accordance with
   employment agreement                                                            45,000  $ (45,000)                          0
Amortization of deferred
   compensation                                                                               24,000                      24,000
Shares issued for services                                 130,000                171,000                                171,000
Net loss for the year ended
   December 31, 2003                                                                                     (1,340,000)  (1,340,000)
                                ----------   --------   ----------   --------  ----------  ---------    -----------   ----------

Balance, December 31, 2003               0    $     0   15,502,636   $ 15,000  $2,725,000  $ (21,000)   $(3,049,000)  $ (330,000)
                                ==========   ========   ==========   ========  ==========  =========    ===========   ==========

















                 See notes to consolidated financial statements
                                       F-4

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
-------------------------------------


                                                                                                  Year Ended December 31,
                                                                                                --------------------------
                                                                                                    2003           2002
                                                                                                ------------   -----------
Cash flows from operating activities:
   Net loss                                                                                     $ (1,340,000)  $  (566,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                                    32,000        45,000
      Common stock issued for services                                                               171,000
      Deferred compensation                                                                           24,000
      Services provided by founder without remuneration                                                             12,000
      Changes in:
        Accounts receivable                                                                           10,000         1,000
        Inventory                                                                                      1,000         4,000
        Accounts payable and accrued expenses                                                        345,000        93,000
                                                                                                ------------   -----------

           Net cash used in operating activities                                                    (757,000)     (411,000)
                                                                                                ------------   -----------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                                                        770,000       286,000
   Repayments of obligations under capital leases                                                    (30,000)      (31,000)
                                                                                                ------------   -----------

           Net cash provided by financing activities                                                 740,000       255,000
                                                                                                ------------   -----------

Net decrease in cash and cash equivalents                                                            (17,000)     (156,000)
Cash and cash equivalents, beginning of year                                                         167,000       323,000
                                                                                                ------------   -----------

Cash and cash equivalents, end of year                                                          $    150,000   $   167,000
                                                                                                ============   ===========

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                                       $      5,000   $    10,000

Supplemental disclosures of noncash investing and financing activities:
   Issuance of 100,000 common shares at $1 per share in settlement of                                          $   100,000
      amount due to investor
   Issuance of 6 million common shares upon conversion of 6 million preferred
      shares (Note E)                                                                                          $         0















                 See notes to consolidated financial statements
                                       F-5

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2003

NOTE A - ORGANIZATION AND OPERATIONS

Enviro Voraxial Technology, Inc. (the "Company") is a provider of environmental and industrial separation technology. The Company has developed and patented the Voraxial Separator, which is a technology that efficiently separates solids and liquids with distinct specific gravities. Potential commercial applications and markets include pre-treatment of wastewater (headworks) at municipal wastewater facilities, oil/water separation, and environmental cleanup.

Until 1999, the Company focused its operations on a high precision engineering machine shop located in Florida which designs, manufactures and assembles specialized parts and components for the aerospace and automotive industries. The Company currently operates within two segments: the manufacture and distribution of the voraxial separator; and contract manufacturing services to the aerospace and automotive industries. All assets of the Company, except for inventory, are associated with contract manufacturing services. Contract revenue and cost of contract revenue are associated with manufacturing services. Product sales and cost of sales are associated with the voraxial separator. All research and development expenses and primarily all general and administrative expenses are associated with the voraxial separator. Since 1999, the Company has been focusing its efforts on developing and marketing the voraxial separator.

The Company has experienced net losses, has negative cash flows from operating activities, and had to raise capital to sustain operations. There is no assurance that the Company's developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve a level of revenue sufficient to provide cash inflows to sustain operations. The Company will continue to require the infusion of capital until operations become profitable. During 2004, the Company anticipates seeking additional capital, increasing sales of the voraxial separator and continuing to restrict expenditures. Substantial doubt exists about the ability of the Company to continue as a going concern. These financial statements make no adjustment to the classification or amount of assets or liabilities that may be necessary if the Company is unable to continue as a going concern.

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

[3]    Property, plant and equipment:

       Property, plant and equipment are stated at cost less accumulated depreciation. The cost of maintenance and repairs is charged against results of operations as incurred. Depreciation is computed by the straight-line method over the estimated economic useful life of the

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[3]    Property, plant and equipment: (Continued)

       assets (5-10 years). Gains and losses recognized from the sales or disposal of assets is the difference between the sales price and the recorded cost less accumulated depreciation less costs of disposal.

[4]    Net loss per share:

       Basic and diluted loss per share has been computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. The warrants and stock options have been excluded from the calculation since they would be anti-dilutive. Such equity instruments may have a dilutive effect in the future and include the following potential common shares:

           Warrants                                              3,062,202
           Stock options                                         2,255,000
                                                                 ---------
                                                                 5,317,202
                                                                 =========

       The number of stock options above does not include 375,000 stock options contingently issuable upon the achievement of milestones under a consulting agreement. The timetable to achieve the specified milestones has been extended to June 2004.

[5]    Inventory:

       Inventory consists of components for the voraxial separator and is priced at lower of first-in, first-out cost or market. Inventory includes components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations.

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

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[8]    Research and development expenses:

       Research and development costs are expensed as incurred.

[9]    Revenue recognition:

       The Company recognizes contract revenue when earned. Shipments of the voraxial separator to third parties are recognized as revenue upon customer acceptance. Shipments to third parties in connection with pilot programs are not recognized as revenue and such components are included in inventory as of December 31, 2003.

[10]   Fair value of financial instruments:

       Obligations under capital leases approximate fair value as the interest rates applicable to these debt instruments are comparable to current market rates for similar maturities.

[11]   Advertising costs:

       Promotion costs, which amounted to $9,000 in 2003, are expensed as incurred and are included in general and administrative expenses. Promotion costs incurred during the year ended December 31, 2002 amounted to $11,000.

[12]   Stock-based compensation:

       The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation
       - Transition and Disclosure," which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards.

                                                                                 Year Ended December 31,
                                                                               ---------------------------
                                                                                    2003           2002
                                                                               -------------    ----------
        Reported net loss                                                      $ (1,340,000)    $ (566,000)
        Stock-based employee compensation expense included in
           reported net loss, net of related tax effects                             24,000
        Stock-based employee compensation determined under the
           fair value based method                                                 (146,000)      (114,000)
                                                                               ------------     ----------

        Pro forma net loss                                                     $ (1,462,000)    $ (680,000)
                                                                               ============     ==========

        Basic and diluted loss per common share:
           As reported                                                         $      (0.09)    $    (0.08)
                                                                               ============     ==========
           Pro forma                                                           $      (0.10)    $    (0.09)
                                                                               ============     ==========

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[12]   Stock-based compensation: (Continued)

       The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model with a volatility of 68% for 2003 and 2002, expected life of options of 5 years, risk free interest rate of 2.9% - 4.3% in 2003 and 2002 and a dividend yield of 0%. The weighted average fair value of options granted during the years ended December 31, 2003 and 2002 was $0.60 and $0.09, respectively.

[13]   Recent accounting pronouncements:

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Company's adoption of SFAS No. 146 on January 1, 2003 did not have any material effect on the consolidated financial statements of the Company.

       In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities," in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of variable interest entities, including special-purpose entities or off-balance sheet structures. The consolidation requirements of FIN No. 46R have a variety of implementation dates. The Company believes the impact of FIN No. 46R on its financial position and results of operations will not be material, but the Company will continue to evaluate the impact of FIN No. 46R during the first quarter of 2004.

       In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement affects the issuer's accounting for three types of freestanding financial statements: mandatorily redeemable shares, put and forward purchase contracts that require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled in shares. This statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The impact of adopting SFAS No. 150 was not material to the Company's financial position and results of operations.

       In December 2003, the Securities and Exchange Commission ("SEC"), published Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." This SAB updates portions of the SEC staff's interpretive guidance provided in SAB No. 101 and included in Topic 13 of the Codification of Staff Accounting Bulletins. SAB No. 104 deletes interpretative material no longer necessary, and conforms the interpretive material retained, because of pronouncements issued by the FASB's Emerging Issues Task Force ("EITF") on various revenue recognition topics, including EITF 00-21, "Revenue Arrangements with Multiple Deliverables." SAB No. 104 also incorporates into the SAB Codification certain sections of the SEC staff's "Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers." SAB No. 104 does not have a material impact on the Company's financial position and results of operations since the Company's revenue recognition practices previously conformed to the interpretations codified by SAB No. 104.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2003

NOTE C - CONCENTRATION OF CREDIT RISK

One customer accounted for 100% of total revenue for the year ended December 31, 2003. Four customers accounted for 35%, 27%, 15% and 13% of total revenue for the year ended December 31, 2002.

NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2003 consists of:

     Machinery and equipment                                    $  351,000
     Furniture and fixtures                                         12,000
     Auto                                                           12,000

                                                                   375,000
     Less accumulated depreciation                                 329,000
                                                                ----------
     Net property, plant and equipment                          $   46,000
                                                                ==========

Included in depreciation expense for the year ended December 31, 2003 is amortization of equipment under capital leases of $19,000. Accumulated depreciation relating to equipment under capital leases aggregated $129,000 as of December 31, 2003. Net book value of equipment under capital leases amounted to $46,000 as of December 31, 2003.

NOTE E - CAPITAL TRANSACTIONS

[1]    Common stock:

       During 2003, the Company issued 1,285,002 shares at $0.60 per share in connection with private placement transactions. In connection with these transactions the Company issued warrants to purchase 1,285,002 shares of common stocks exercisable at $1.00 per share for a period of five years from the date of each closing.

       During 2003 the Company issued 130,000 shares of common stock for consulting services valued at $171,000. Such amount has been recorded as a charge to operations in 2003.

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

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2003

NOTE E - CAPITAL TRANSACTIONS  (CONTINUED)

[1]    Common stock: (Continued)

       During 2001, the Company received $100,000 from an investor. The Company received an executed subscription agreement in December 2002 and will issue 100,000 common shares, 100,000 warrants to purchase 100,000 shares of common stock at $3 per share and 100,000 warrants to purchase 100,000 shares of common stock at $4 per share to this investor in 2004.

[2]    Preferred stock:

       The preferred stock had voting rights, was convertible and accrued dividends at a rate of 8% per share when and as declared by the Board of Directors. The 6 million shares of preferred stock were convertible into common stock on a one for one basis. Prior to December 31, 2002, for each year revenue increased by $10 million over the preceding year's revenue, 1 million preferred shares would be convertible into 1,200,000 shares of common stock. On December 31, 2002, this provision lapsed and the preferred stock was converted into common stock on a one for one share basis.

[3]    Options:

       Stock option transactions for employees during 2003 and 2002 were as follows:

                                                                                      Exercise      Weighted Average
                                                                                     Price Per       Exercise Price
                                                     Options           Vested          Common          Per Option
                                                   Outstanding         Shares          Share           Outstanding
                                                   -----------         ------          -----           -----------
         Balance, January 1, 2002                       45,000                0        $0.30             $0.30
         Granted/vested during the year              2,200,000        1,115,000    $0.15 - $0.77         $0.20
                                                    ----------        ---------

         Balance, December 31, 2002                  2,245,000        1,115,000    $0.15 - $0.77         $0.21
         Granted/vested during the year                 10,000        1,120,000        $1.00             $1.00
                                                    ----------        ---------
         Balance, December 31, 2003                  2,255,000        2,235,000    $0.15 - $1.00         $0.21
                                                    ==========        =========

       Information with respect to employee stock options outstanding and employee stock options exercisable at December 31, 2003 is as follows:

                                                            Weighted
                                         Number              Average          Weighted                        Weighted
                                     Outstanding at         Remaining          Average                        Average
                 Range of             December 31,         Contractual        Exercise         Number         Exercise
             Exercise Prices              2002           Life (in Years)        Price        Exercisable       Price
             ---------------              ----           ---------------        -----        -----------       -----
                  $0.15                 2,000,000             3.55             $0.15           2,000,000       $0.15
                  $0.30                    45,000             1.87             $0.30              30,000       $0.30
                  $0.77                   200,000             4.13             $0.77             200,000       $0.77
                  $1.00                    10,000             1.01             $1.00               5,000       $1.00

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2003

NOTE E - CAPITAL TRANSACTIONS  (CONTINUED)

[4]    Warrants:
                                        Number        Range of        Number
                                     Outstanding   Exercise Price  Exercisable
                                     -----------   --------------  -----------
         Balance, December 31, 2001      243,200   $6.00 - $9.00       243,200
         Issued                        1,234,000   $1.00 - $1.25     1,234,000
                                     -----------                   -----------
         Balance, December 31, 2002    1,477,200   $1.00 - $9.00     1,477,200
         Issued                        1,585,002       $1.00         1,385,002
                                     -----------                   -----------
         Balance, December 31, 2003    3,062,202   $1.00 - $9.00     2,862,202
                                     ===========                   ===========

NOTE F - INCOME TAXES

The significant components of the Company's deferred tax asset and liabilities as of December 31, 2003 are as follows:

       Deferred income tax assets:
          Net operating losses carryforwards             $     1,109,000
          Tax credits                                             79,000
       Deferred income tax liabilities:
          Depreciation                                            (5,000)
                                                         ---------------
                                                               1,183,000
       Valuation allowance                                    (1,183,000)
                                                         ---------------
       Net deferred tax asset                            $             0
                                                         ===============

The significant components of the benefit for income taxes for the years ended December 31, 2003 and 2002 are as follows:
                                                        2003           2002
                                                     ----------    -----------
       Deferred:
          Federal                                    $  440,000    $   160,000
          State                                          73,000         22,000
          Change in valuation allowance                (513,000       (182,000)
                                                     ----------    -----------
             Total deferred income taxes             $        0    $         0
                                                     ==========    ===========

As of December 31, 2003, the Company has net operating loss carryforwards of approximately $2,949,000 for federal income tax purposes, which expire through 2023.

The difference between the statutory federal income tax rate on the Company's pre-tax loss and the Company's effective income tax rate is summarized as follows:
                                                        2003          2002
                                                        ----          ----
       Statutory federal income tax rate                34.0 %        34.0 %
       Increase in valuation allowance                 (34.0)        (34.0)

       Effective income tax rate                         0.0 %         0.0 %

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2003

NOTE G - OTHER INCOME

For 2003 and 2002, other income consists of rental income from pilot programs relating to the voraxial separator.

NOTE H - COMMITMENTS AND CONTINGENCY

[1]    Employment agreements:

       The Company entered into an employment agreement dated January 17, 2002 with an individual to serve as the Vice President and Director of Business Development. This individual had served as a consultant to the Company since 1999. The term of the agreement is for one year. The base year salary is $60,000 with a bonus provision for $60,000. Such bonus and salary was earned and accrued in 2002. The agreement also provides for a contingent bonus to be paid to this employee in the amount of $300,000 to improve the financial condition of the Company. Such bonus is payable upon the Company obtaining a total of $3 million of financing or when revenue exceeds $1 million. The employee was granted stock options to purchase 2 million shares of common stock with an exercise price of $0.15 per share. The market price at the date of grant was $0.12 per share.

       The Company hired two employees under employment agreements that commenced in January 2003. The combined salaries for 2003 are $215,000 subject to annual increases beginning in 2004. Both agreements have a term of 5 years. One agreement provides for the granting of up to 300,000 cashless exercise warrants to purchase common stock at $1 per share which may result in a significant charge to operations in the future. The other agreement provides for the granting of 10,000 stock options to purchase common stock at $1 per share exercisable ratably over two years from the date of grant.

[2]    Operating lease:

       The Company leases office and warehouse space in Ft. Lauderdale, Florida. Future minimum lease payments, exclusive of common area maintenance charges as of December 31, 2003 are as follows:

           Year Ending
           December 31,
           ------------
             2004                                   $ 30,000

       Rent expense charged to operations amounted to $60,000 and $63,000 in 2003 and 2002, respectively.

[3]    Other matter:

       The Company does not possess third party insurance coverage and is, therefore, effectively self-insured with respect to product liability, directors and officers, and general insurance coverage.

NOTE I - SUBSEQUENT EVENTS

[1]    Notes payable:

       In January 2004, the Company issued promissory notes amounting to $150,000 to third parties. The notes bear interest at 8% per annum with

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2003

NOTE I - SUBSEQUENT EVENTS  (CONTINUED)

[1]    Notes payable:  (continued)

       principal and accrued interest payable on December 31, 2004. In the event of a default, the interest rate increases to 18%.

       The notes are convertible at the option of the holder for any or all of the outstanding principal and interest at a conversion price of $.75 per share. The notes shall automatically convert into units that are sold in the Company's private placement under terms of a term sheet dated October 29, 2003 upon the closing of the minimum private placement of $750,000. If the private placement is not completed by July 31, 2004, the notes will convert into common stock of the Company at the conversion price of $.60 per share and the holders shall also receive one warrant for each share received in the conversion, exercisable at $1.00 per share for a period of five years.

       The above notes were issued to the investment bankers engaged to raise the funds under the above mentioned private placement term sheet.

[2]    Common stock:

       In January 2004, the Company sold .37 units of securities to investors. Each unit consisted of 166,666 shares of restricted common stock at $.60 per share and 166,666 warrants to purchase 166,666 shares of common stock at $1.00 per share. The warrants are exercisable for a period of five years from the date of closing.

[3]    Consulting agreement:

       In January 2004, the Company entered into a consulting agreement (the "Agreement"). Services will consist of management consulting, business advisory, shareholder information and public relations.

       In connection with this Agreement, the Company sold 170,000 shares to the consultant at par value ($0.001 per share). The Company will recognize a charge of approximately $141,000 during the first quarter as a result of this transaction.

[4]    Stock options:

       In January 2004, three employees settled accrued salaries amounting to $370,000 for 1,394,666 options to purchase shares of common stock of the Company. 697,333 options are exercisable at $.60 per share and 697,333 options are exercisable at $1.00.

[5]    Loss:

       In April 2004, the Company experiences a casualty loss of certain copies of its technology. Management believes that this will not have a material adverse effect on its future operations.
                                      F-14