Form 10QSB
period 2004-03-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2004-05-20
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2004

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from to

                         Commission File Number: 0-27445
                                                 -------

                        Enviro Voraxial Technology, Inc.
                        --------------------------------
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


--------------------------------------------------------------------------------
              (Former Name, former address and former fiscal year,
                         if changed since last Report.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2004, we had 15,634,302 shares of our Common Stock outstanding.


Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [X]

                                                                                                         Page
                                                                                                         ----
                                                 INDEX
PART I.      CONSOLIDATED CONDENSED FINANCIAL INFORMATION

Item 1.      Consolidated Condensed Financial Statements..............................................    3

             Basis of Presentation....................................................................    3

             Consolidated Condensed Balance Sheet (unaudited) - March 31, 2004........................    4

             Consolidated Condensed Statements of Operations (unaudited) for the
                Three Ended March 31, 2004 and 2003...................................................    5

             Consolidated Condensed Statements of Cash Flows (unaudited) for the Three
                Months Ended March 31, 2004 and 2003..................................................    6

             Notes to Consolidated Condensed Financial Statements.....................................   7-10

Item 2.      Management's Discussion and Analysis and Plan of Operation...............................    11

Item 3.      Controls and Procedures..................................................................    13

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................    14
Item 2.      Changes in Securities and Use of Proceeds................................................    14
Item 3.      Default Upon Senior Securities...........................................................    15
Item 4.      Submission of Matters to a Vote of Securities............................................    15
Item 5.      Other Information........................................................................    15
Item 6.      Exhibits and Reports on Form 8-K.........................................................    15

Signatures   .........................................................................................    16

PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements of Enviro Voraxial Technology, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2003 found in the Company's Form 10-KSB.

The Company may be unable to continue as a going concern, given its limited operations and revenues and its significant losses to date. Since 2001, the Company has encountered greater expenses in the development of its Voraxial(TM) Separators and has had limited sales income for the Voraxial(TM) Separators from this development. Consequently, the Company's working capital may not be sufficient and its operating costs may exceed those experienced in prior years. In light of these recent developments, the Company may be unable to continue as a going concern. However, the Company believes that the exposure received in the past year for the Voraxial(TM) Separator has positioned the Company to generate sales which may supply it with sufficient working capital.

                                      ENVIRO VORAXIAL TECHNOLOGY, INC.
                                    CONSOLIDATED CONDENSED BALANCE SHEET
                                                 (Unaudited)

                                     ASSETS
                                     ------

                                                                                             March 31, 2004
                                                                                             --------------
Current Assets:
         Cash and cash equivalents                                                             $   142,000
         Accounts Receivable                                                                         4,000
         Inventory                                                                                  70,000
         Prepaid Insurance                                                                          25,000
         Prepaid consulting fees                                                                   115,000
         Other current assets                                                                        5,000
                                                                                               -----------
                  Total current assets                                                             361,000

Property, plant and equipment, net                                                                  43,000
Other assets                                                                                         5,000
                                                                                               -----------

                                                                                               $   409,000
                                                                                               ===========

                                   LIABILITIES
                                   -----------

Current Liabilities:
         Current portion of obligations under capital
         Leases                                                                                $     7,000
         Notes Payable                                                                             250,000
         Accounts payable and accrued expenses                                                     236,000
                                                                                               -----------
                  Total current liabilities                                                        493,000

Commitments and Contingencies

Stockholders' Deficit:
Capital stock, par value $.001 par value;
         Common stock, authorized 42,750,000 shares,
               15,634,302 shares issued and outstanding, 10,000 shares issuable                     16,000
         Additional paid-in capital                                                              3,619,000
         Deferred Compensation                                                                     (15,000)
         Accumulated deficit                                                                    (3,704,000)
                                                                                              ------------
Total Stockholders' Deficit                                                                        (84,000)
                                                                                              ------------
Total Liabilities and Stockholders' Deficit                                                   $    409,000
                                                                                              ============

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       For the Three Months
                                                          Ended March 31,
                                                          ---------------
                                                      2004             2003
                                                      ----             ----
Net sales
     Product                                      $         --     $         --
     Rental Income                                       1,000               --
     Contract Revenue                                    1,000               --
                                                  ------------     ------------
                                                         2,000               --

Cost of goods sold
     Product                                                --               --
     Contract Revenue                                       --               --
                                                  ------------     ------------

Gross profit                                             2,000               --
                                                  ------------     ------------


Other (income) and expenses:
     Research and development                          143,000           81,000
     General and administrative                        510,000          108,000
     Interest expense                                    4,000            1,000
                                                  ------------     ------------
         Total costs and expenses                      657,000          190,000
                                                  ------------     ------------

Net Loss                                          $   (655,000)    $   (190,000)
                                                  ============     ============

Basic and diluted (loss) per common share         $       (.04)    $       (.01)
                                                  ============     ============

Weighted average number of common
     shares outstanding                             15,531,830       14,119,912
                                                  ============     ============

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 For the Three Months
                                                                                    Ended March 31,
                                                                                    ---------------
                                                                                  2004         2003
                                                                                  ----         ----
Cash flows from operating activities:
     Net Loss                                                                   $(655,000)  $ (190,000)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
              Depreciation                                                          3,000        8,000
              Deferred Compensation                                               337,000        6,000
              Amortization of equity for services                                  42,000           --

     Changes in:
     Accounts receivable                                                           (4,000)      10,000
     Inventory                                                                         --           --
     Prepaid Insurance                                                            (25,000)          --
     Accounts payable and accrued expenses                                         15,000       28,000
                                                                                ---------   ----------

                         Net cash used in operating activities                   (287,000)    (138,000)
                                                                                ---------   ----------

Cash flows from financing activities:
     Net proceeds from issuance of common stock                                    37,000      105,000
     Notes payable                                                                250,000           --
     Payments of obligations under capital leases                                  (8,000)      (5,000)
                                                                                ---------   ----------

                         Net cash provided by (used in)
                           financing activities                                   279,000      100,000
                                                                                ---------   ----------

Increase (Decrease) in cash and cash equivalents                                   (8,000)     (38,000)

Cash and cash equivalents, beginning of period                                    150,000      167,000
                                                                                ---------   ----------

Cash and cash, equivalents, end of period                                       $ 142,000   $  129,000
                                                                                =========   ==========

Supplemental disclosures of cash flow information:
     Cash paid for interest                                                     $   4,000   $    1,000
     Common stock for services                                                  $ 138,000
     Options issued in settlement of accrued expenses                           $ 370,000

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - ORGANIZATION AND OPERATIONS

Enviro Voraxial Technology, Inc. (the "Company") is the owner and manufacturer of the patented Voraxial(TM) Separator. The Voraxial(TM) Separator is a continuous flow turbo machine that separates a mixture of fluids or fluids and solids at extremely high flow rates while achieving very high levels of purity through the utilization of a strong centrifugal force or vortex. The scalability, efficiency and effectiveness of the Voraxial(TM) Separator make the technology universal to any industry requiring the separation of liquids and/or liquids and solids, regardless of the quantity needed to be processed. Prior to 1999, the Company performed contract-manufacturing services to the aerospace and automotive industries through the operation of its high precision engineering machine shop, which designed, manufactured and assembled specialized parts and components. Since 1999, the Company has been focusing its efforts on developing and marketing the Voraxial(TM) Separator. The Company is focusing its efforts on a few key opportunities, including wastewater, grit/sand separation, oil-water separation, exploration and production, marine/oil-spill clean up, bilge and ballast treatment and manufacturing and food processing waste treatment markets.

The Company may be unable to continue as a going concern, given its limited operations and revenues and its significant losses to date. Since 2001, the Company has encountered greater expenses attributed to the development of the Voraxial(TM) Separator and have had limited sales revenues from this development. Consequently, the Company's working capital may be insufficient and its operating costs may exceed those experienced in prior years. In light of these recent developments, the Company may be unable to continue as a going concern. However, the Company believes that the exposure received in the past year for the Voraxial(TM) Separator has positioned the Company to generate sales and that will provide it with sufficient working capital. The Company intends to fund current working capital requirements through third party financing, including the private placement of securities. However, the Company cannot provide any assurances that it will be able to obtain adequate financing. If the Company is unable to obtain adequate financing, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of consolidation:

The consolidated financial statements as of March 31, 2004 include the accounts of the parent company, Enviro Voraxial Technology, Inc., and its wholly owned subsidiary, Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

[2] Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

[3] Property, plant and equipment:

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

[4] Net loss per share:

Basic and diluted loss per share has been computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. The warrants and options have been excluded from the calculation since it would be anti-dilutive. Such equity instruments may have a dilutive effect in the future and include the following potential common shares:

                           Convertible debt and warrants          666,667
                           Warrants                             3,123,868
                           Stock options                        3,679,666
                                                                ---------
                                                                7,470,201
                                                                =========

[5] Inventory:

Inventory, which consists of components for the Voraxial(TM) Separator, is priced at lower of first-in, first-out cost or market. Inventory includes components held by third parties in connection with pilot programs.

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

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[8] Research and development expenses:

Research and development costs are expensed as incurred.

[9] Revenue recognition:

The Company recognizes contract revenue when earned. Revenues from Voraxial(TM) Separators for non-pilot programs are earned when shipped. Shipments to third parties in connection with pilot programs are not recognized as revenue and such components are included in inventory as of March 31, 2004.

[10] Fair value of financial instruments:

Obligations under capital leases approximate fair value as the interest rates applicable to these debt instruments are comparable to quoted market prices for similar leases.

[11] Interim financial statements:

Financial statements as of March 31, 2004 are unaudited but in the opinion of management the financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of financial position and the comparative results of operation. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.

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

                                                    Three months ended March 31,
                                                    ----------------------------
                                                        2004           2003
                                                        ----           ----
Reported net loss                                    $  (655,000)  $  (190,000)
Stock-based employee compensation expense included
  in reported net loss, net of related tax effects       146,000         6,000
Stock-based employee compensation determined under
  the fair value based method                           (191,000)      (33,000)
                                                     -----------   -----------

Pro forma net loss                                   $  (700,000)  $  (217,000)
                                                     ===========   ===========

Basic and diluted loss per common share:
  As reported                                        $      (.04)  $      (.01)
                                                     ===========   ===========

  Pro forma                                          $      (.05)  $      (.02)
                                                     ===========   ===========

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[13] Recent Accounting Pronouncements:

In December 2003, the FASB issued interpretation No. 46R, "Consolidation of Variable Interest Entities," in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of variable interest entities, including special-purpose entities or off-balance sheet structures. The consolidation requirements of FIN No. 46R have a variety of implementation dates. The impact of FIN No. 46R on the Company's financial position and results of operations was not material.

NOTE C-EQUITY TRANSACTIONS

In January 2004, the Company issued 170,000 shares of common stock to a consultant resulting in those shares having a value of $138,000. This value will be amortized over the life of the consulting agreement, one year.

Also in January 2004 the Company sold 61,666 common shares and 61,666 warrants to purchase commons shares at $1.00 for proceeds of $37,000.

On January 15, 2004, the Company issued options to purchase an aggregate of 1,394,666 shares of our common stock to our chief executive officer and two employees in consideration for such individuals converting accrued salaries in the aggregate amount of $370,000 to equity in our Company. Options to purchase 697,333 shares of our common stock are exercisable at $0.60 and options to purchase 697,333 shares of our common stock are exercisable at $1.00. The options are exercisable for a period of five years commencing January 15, 2004. The fair market value of the options issued as settlement of the accrued salaries resulted in an additional compensation charge of approximately $191,000. The stock options issued with an intrinsic value resulted in deferred compensation charge of approximately $140,000.

In February 2004, the Company issued 30,000 options at an exercise price of $0.71, as consideration for joining the advisory committee. This resulted in a charge to earning of $19,000 as of March 31, 2004.

NOTE D- NOTES PAYABLE

During January and February 2004, the Company issued convertible notes amounting to $250,000. These notes bear interest at 8% and are due on December 31, 2004. They are convertible at a price of $.75 per share and one warrant to purchase one share of common stock at $1.00 per share. The notes are automatically convertible pursuant to the terms of a private placement initiated in March 2004.

In May 2004 the Company sold an aggregate of 575,000 units in this private placement resulting in proceeds of $575,000. The Company issued 766,667 common shares and issued 766,667 warrants to purchase common stock at $1.00 per share. The above Notes were also converted pursuant to aforementioned terms.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

General

Forward-Looking Statements:

The following discussion of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Enviro Voraxial(TM) Technology is referred to herein as "the Company", "we" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Application of Critical Accounting Policies

The Company's consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of these significant accounting policies can be found in Note B to the Company's financial statements in the Company's 2003 Annual Report on Form 10-KSB. The Company has not adopted any significant new policies during the quarter ended March 31, 2004.

Among the significant judgments made in preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and adjustments of inventory valuations. These adjustments are made each quarter in the ordinary course of accounting.

Three Months ended March 31, 2004 and 2003

Net Sales

Our net sales increased to $2,000 for the three months ended March 31, 2004 as compared to -0- for the three months ended March 31, 2003. The Company is implementing a sales and marketing program for the Voraxial(TM) Separator that management believes will result in an increase in revenues in 2004.

Research and Development expenses

Research and Development expenses increased by 77% to $143,000 for the three months ended March 31, 2004, up from $81,000 for the previous three months ended March 31, 2003. Although the Company has finalized the development of the Voraxial(TM) Separator, we increased expenditures for specific industry applications for the technology.

General and Administrative expenses

General and Administrative expenses increased by 372% to $510,000 for the three months ended March 31, 2004 up from $108,000 for the three months ended March 31, 2003. We are focusing our efforts on marketing of the Voraxial(TM) Separator. As such, the general and administrative activities supporting the Voraxial(TM) Separator have been intensified by the addition of personnel. Additionally, certain non-cash equity transactions have resulted in $350,000 of charges for services provided.

Liquidity and capital resources

For the three months ended March 31, 2004 our working capital deficiency decreased by $134,000 from December 31, 2003 to $247,000. This decrease was represented by an increase in cash of $1,000, an increase in accounts receivable of $4,000, an addition of prepaid insurance of $25,000, an additional Notes payable of $250,000 and a decrease in other current liabilities of $357,000. Accrued salaries payable by the Company were reduced by $370,000 as three employees of the Company agreed to convert their accrued salaries for options to purchase an aggregate of 1,394,666 shares of the Company's common stock. Options to purchase 697,333 of those shares of the Company's common stock are exercisable at $0.60 per share and the balance of options to purchase 697,333 shares are exercisable at $1.00 per share. The options are exercisable for a period of five years commencing January 15, 2004. Notes payable at March 31, 2004 were $250,000 due to advances received pursuant to Convertible Notes described below from third parties during the three months ended March 31, 2004.

Operating at a loss for the three months ended March 31, 2004, negatively impacted our cash position. We anticipate that we will begin generating revenues and positive cash flow from the Voraxial Separator by the end of 2004. To the extent such revenues and corresponding cash flows do not materialize, we will require infusion of capital to sustain our operations. We cannot be assured that we will generate revenues or that the level of any future revenues will be self sustaining. Furthermore, we cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.

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

In the beginning of 2004, we closed a private placement which commenced in 2003. Under the private placement we received proceeds of $37,000 from the sale of an aggregate of 61,666 shares of restricted common stock at $0.60 per share and warrants to purchase 61,666 shares of common stock at $1.00 per share. During the three months ended March 31, 2004, we also received $250,000 from the sale of convertible notes to three investors. The notes convert into our securities pursuant to the terms of a private placement we initiated during the three months ended March 31, 2004. In May, the Company sold an aggregate of 575,000 units of securities to 22 investors for gross proceeds of $575,000. Each unit consists of one share of common stock at $.75 per share and a warrant exercisable to purchase one share of common stock at $1.00. The Company will pay a placement agent a commission of 10% of the gross proceeds and a non-accountable expense allowance of 3% of the gross proceeds from the private placement, and issue the placement agent warrants to purchase six shares of common stock (three shares at $0.75 and three shares at $1.00) for each 20 units sold in the private placement.

Continuing losses

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Since 2001 we have encountered greater expenses in the development of our Voraxial(TM) Separators and have had limited sales income from this development. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern. However, we believe that the exposure received in the past year for the Voraxial Separator has positioned the Company to begin generating sales and supply us with sufficient working capital.

Recent Accounting Pronouncements

In December 2003, the FASB issued interpretation No. 46R, "Consolidation of Variable Interest Entities," in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of variable interest entities, including special-purpose entities or off-balance sheet structures. The consolidation requirements of FIN No. 46R have a variety of implementation dates. The impact of FIN No. 46R on the Company's financial position and results of operations was not material.

Item 3. Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         None.

Item 2. Changes in Securities and Use of Proceeds

On January 26, 2004, we issued 170,000 shares of our common stock to a consulting firm in consideration for providing management consulting, business advisory, shareholder information and public relations services. The shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act. The consultant received information concerning the Company and had the opportunity to ask questions concerning the Company. The shares issued contain a legend restricting transferability absent registration or applicable exemption.

On January 15, 2004, we issued options to purchase an aggregate of 1,394,666 shares of our common stock to our chief executive officer and two employees in consideration for such individuals converting accrued salaries in the aggregate amount of $370,000 to equity in our Company. Options to purchase 697,333 shares of our common stock are exercisable at $0.60 and options to purchase 697,3333 shares of our common stock are exercisable at $1.00. The options are exercisable for a period of five years commencing January 15, 2004. Options to purchase 220,000 shares of our common stock were issued to Alberto DiBella. Options to purchase 1,666,666 shares of our common stock were issued to John DiBella. Options to purchase 108,000 shares of our common stock were issued to John Combs. The issuance of the options to our employees was exempt from registration under Section 4(2) of the Securities Act. The employees had access to information concerning our Company and had the opportunity to ask questions concerning the viability of our Company. The options issued to our employees contain legends restricting their transferability absent registration or applicable exemption.

On February 18, 2004, we issued options to purchase an aggregate of 30,000 shares of our common stock exercisable at $0.71 per share to three individuals as consideration for joining our advisory committee. The options are exercisable until February 18, 2006. The options were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act. The advisors received information concerning our Company and had the opportunity to ask questions concerning the viability of our Company. The options contain legends restricting their transferability absent registration or applicable exemption.

In February 2004, we extended the exercisable life of certain warrants to purchase an aggregate of 243,200 shares of common stock issued in 2000 for a period of one year. The warrants now expire in February 2005.

In February 2004, we extended the exercisable life of certain warrants to purchase an aggregate of 200,000 shares of common stock issued in 2001 for a period of one year. The warrants now expire in April 2005.

In January 2004, we closed a private placement which commenced in 2003. Under the private placement we sold an aggregate of 61,666 shares of restricted common stock at $0.60 per share and 61,666 warrants to purchase 61,666 shares of common stock at $1.00 per share to four investors for proceeds of $37,000 during the three months ended March 31, 2004. The warrants are exercisable for a period of five years from the date of closing. The transactions were exempt from registration under Section 4(2) of the Securities Act. The investors received information concerning the Company and had the opportunity to ask questions concerning the viability of the Company. The shares and warrants contain legends restricting their transferability absent registration or applicable exemption.

During the three month period ended March 31, 2004, we issued convertible notes to three individuals in the aggregate amount of $250,000 through a Convertible Note Agreement whereby the notes automatically convert into securities of the Company pursuant to the terms of a private placement initiated in February 2004. Effective May 5, 2004, the notes convert into 250,000 units described below. The issuance of the notes and subsequent conversion was exempt from registration under Section 4(2) of the Securities Act. The note holders received information about the Company, and had opportunities to ask questions about the Company. The securities issued to the investors contain the appropriate legend restricting transferability absent registration or applicable exemption.

In May the Company sold an aggregate of 575,000 units of securities to 22 investors for proceeds of $575,000 under the private placement. The Company will pay a placement agent a commission of 10% of the gross proceeds and a non-accountable expense allowance of 3% of the gross proceeds; and issue it warrants to purchase six shares of common stock (three shares at $0.75 and three shares at $1.00) for each 20 units sold in the offering. Each unit consisted of one share of restricted common stock at $0.75 per share and one warrant to purchase one share of common stock at $1.00 per share. The warrants are exercisable for a period of five years from the date of closing. The transactions were exempt from registration under Section 4(2) of the Securities Act. The investors received information concerning the Company and had the opportunity to ask questions concerning the viability of the Company. The shares and warrants contain legends restricting their transferability absent registration or applicable exemption.

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

DATED:  May 17, 2004