Form 10QSB
period 2004-06-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2004-08-16
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   (Mark One)

   [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2004

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from to

                         Commission File Number: 0-27445

                        Enviro Voraxial Technology, Inc.
                        --------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

                 IDAHO                                          82-0266517
                 -----                                          ----------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 30, 2004, we had 17,592,402 shares of our Common Stock outstanding.


Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                                      INDEX

PART I.      CONSOLIDATED CONDENSED FINANCIAL INFORMATION

Item 1.      Consolidated Condensed Financial Statements..............................................          3

             Basis of Presentation....................................................................          3

             Consolidated Condensed Balance Sheet (unaudited) - June 30, 2004.........................          4

             Consolidated Condensed Statements of Operations (unaudited) for the
                Three and Six months Ended June 30, 2004 and 2003.....................................          5

             Consolidated Condensed Statements of Cash Flows (unaudited) for the Six
                Months Ended June 30, 2004 and 2003...................................................          6

             Notes to Consolidated Condensed Financial Statements.....................................          7

Item 2.      Management's Discussion and Analysis and Plan of
             Operation................................................................................         11

Item 3.      Controls and Procedures..................................................................         13


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................         14
Item 2.      Changes in Securities and Use of Proceeds................................................         14
Item 3.      Default Upon Senior Securities...........................................................         15
Item 4.      Submission of Matters to a Vote of Securities............................................         15
Item 5.      Other Information........................................................................         15
Item 6.      Exhibits and Reports on Form 8-K.........................................................         16

Signatures   .........................................................................................         17

PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements of Enviro Voraxial Technology, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2003 found in the Company's Form 10-KSB.

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

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                                           June 30, 2004
                                                                           -------------
Current Assets:
         Cash and cash equivalents                                          $   742,000
         Inventory                                                               70,000
         Prepaid Insurance                                                       16,000
         Prepaid consulting fees                                                 80,000
         Other current assets                                                     5,000
                                                                            -----------
                  Total current assets                                          913,000

Property, plant and equipment, net                                               41,000
Other assets                                                                      5,000
                                                                            -----------
                                                                            $   959,000
                                                                            ===========

                                   LIABILITIES

Current Liabilities:
         Current portion of obligations under capital
                  Leases                                                    $     2,000
                  Accounts payable and accrued expenses                         150,000
                                                                            -----------
                  Total current liabilities                                     152,000

Commitments and Contingencies

Stockholders' Deficit:
Capital stock, par value $.001 par value;
         Common stock, authorized 42,750,000 shares,
               17,592,402 shares issued and outstanding                          18,000
         Additional paid-in capital                                           4,852,000
         Deferred Compensation                                                  (15,000)
         Accumulative Deficit                                                (4,048,000)
                                                                            -----------
Total Stockholders' Deficit                                                     807,000
                                                                            -----------
Total Liabilities and Stockholders' Deficit                                 $   959,000
                                                                            ===========


                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                  For the Three Months             For the Six Months
                                                     Ended June 30,                  Ended June 30,
                                                     --------------                  --------------
                                                 2004             2003           2004            2003
                                                 ----             ----           ----            ----
Net sales
     Product                                 $         --    $      3,000    $      1,000    $      3,000
     Rental Income                                 10,000              --          11,000              --
                                             ------------    ------------    ------------    ------------
                                                   10,000           3,000          12,000           3,000

Cost of goods sold
     Product                                           --           1,000              --           1,000
                                                       --           1,000              --           1,000
                                             ------------    ------------    ------------    ------------

Gross profit                                       10,000           2,000          12,000           2,000
                                             ------------    ------------    ------------    ------------

Other (income) and expenses:
     Research and development                     160,000          79,000         303,000         160,000
     General and administrative                   192,000         309,000         702,000         417,000
     Interest expense                               2,000           1,000           6,000           2,000
                                             ------------    ------------    ------------    ------------
         Total costs and expenses                 354,000         389,000       1,011,000         579,000
                                             ------------    ------------    ------------    ------------

Net Loss                                     $   (344,000)   $   (387,000)   $   (999,000)   $   (577,000)
                                             ============    ============    ============    ============

Basic and diluted (loss) per common share    $       (.02)   $       (.03)   $       (.06)   $       (.04)
                                             ============    ============    ============    ============

Weighted average number of common
     shares outstanding                        16,726,457      14,357,468      16,179,144      14,238,690
                                             ============    ============    ============    ============

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   For the Six Months
                                                                                     Ended June 30,
                                                                                     --------------
                                                                                  2004           2003
                                                                                  ----           ----
Cash flows from operating activities:
     Net Loss                                                                 $  (999,000)   $  (577,000)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
              Depreciation                                                          5,000         16,000
              Deferred Compensation                                               337,000         12,000
              Amortization of equity for services                                  76,000             --
              Stock issued for services rendered                                    6,000        171,000
     Changes in:
     Accounts receivable                                                           10,000
     Inventory                                                                         --          1,000
     Prepaid Insurance                                                            (16,000)            --
     Accounts payable and accrued expenses                                        (71,000)        76,000
                                                                              -----------    -----------

                         Net cash used in operating activities                   (662,000)      (291,000)
                                                                              -----------    -----------

Cash flows from financing activities:
     Net proceeds from issuance of common stock                                 1,017,000        260,000
         Notes payable - Placement Agent                                          250,000             --
         Payments of obligations under capital leases                             (13,000)       (13,000)
                                                                              -----------    -----------

                         Net cash provided by
                           financing activities                                 1,254,000        247,000
                                                                              -----------    -----------

Increase (Decrease) in cash and cash equivalents                                  592,000        (44,000)

Cash and cash equivalents, beginning of period                                    150,000        167,000
                                                                              -----------    -----------

Cash and cash, equivalents, end of period                                     $   742,000    $   123,000
                                                                              ===========    ===========

Supplemental disclosures of cash flow information:
     Cash paid for interest                                                   $     6,000    $     2,000
     Common stock for services                                                $   145,000             --
     Options issued in settlement of accrued expenses                         $   370,000             --
     Conversion of notes payable to Placement Agent
         To common stock                                                      $   250,000             --

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of consolidation:

The consolidated financial statements as of June 30, 2004 include the accounts of the parent company, Enviro Voraxial Technology, Inc., and its wholly owned subsidiary, Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

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

[4] Net loss per share:

Basic and diluted loss per share has been computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. The warrants and options have been excluded from the calculation since it would be anti-dilutive. Such equity instruments may have a dilutive effect in the future and include the following potential common shares:

                           Warrants                             4,974,868
                           Stock options                        3,679,666
                                                                ---------
                                                                8,654,534

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

[9] Revenue recognition:

The Company recognizes contract revenue when earned. Revenues from Voraxial(TM) Separators for non-pilot programs are earned when shipped. Shipments to third parties in connection with pilot programs are not recognized as revenue and such components are included in inventory as of June 30, 2004.

[10] Fair value of financial instruments:

Obligations under capital leases approximate fair value as the interest rates applicable to these debt instruments are comparable to quoted market prices for similar leases.

[11] Interim financial statements:

Financial statements as of June 30, 2004 are unaudited but in the opinion of management the financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of financial position and the comparative results of operation. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.

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

                                                     Three months ended June 30,        Six months ended June 30,
                                                        2004             2003             2004            2003
                                                        ----             ----             ----            ----
Reported net loss                                    $(344,000)       $(387,000)      $  (999,000)    $   (577,000)
Stock-based employee compensation expense included
  in reported net loss, net of related tax effects         -0-            6,000           146,000           12,000
Stock-based employee compensation determined under
  the fair value based method                           (5,000)         (36,000)         (196,000)         (72,000)
                                                     ---------        ---------       -----------     ------------

Pro forma net loss                                   $(349,000)       $(417,000)      $(1,049,000)    $   (637,000)
                                                     =========        =========       ===========     ============
Basic and diluted loss per common share:
  As reported                                        $    (.02)       $    (.03)      $      (.06)    $       (.04)
                                                     =========        =========       ===========     ============

  Pro forma                                          $    (.02)       $    (.03)      $      (.06)    $       (.04)
                                                     =========        =========       ===========     ============

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

NOTE C-EQUITY TRANSACTIONS

As of June 30, 2004 the Company sold an aggregate of 1,517,667 units in a private placement offering resulting in net proceeds of approximately $980,000. The Company issued 1,517,667 common shares and issued 1,517,667 warrants to purchase common stock at $1.00 per share. In addition, the Notes Payable (see Note D) was converted into 333,333 common shares and 333,333 warrants to purchase common stock at $1.00 per share. In early July 2004 the Company completed this offering, by selling an additional 84,000 units resulting in additional net proceeds of approximately $55,000. In July 2004, the Company will issue 84,000 additional common shares and 84,000 additional warrants to purchase common stock at $1.00 per share.

On June 30, 2004, the Company issued 7,100 shares of common stock for services performed, which were valued at $5,700.

In January 2004, the Company issued 170,000 shares of common stock to a consultant resulting in those shares having a value of $138,000. This value will be amortized over the life of the consulting agreement, one year.

Also in January 2004, the Company sold 61,666 common shares and 61,666 warrants to purchase common shares at $1.00 for proceeds of $37,000.

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

NOTE D- NOTES PAYABLE

During January and February 2004, the Company issued convertible notes amounting to $250,000. These notes bear interest at 8% and are due on December 31, 2004. The notes are convertible at a price of $.75 per share and one warrant to purchase one share of common stock at $1.00 per share. The notes are automatically convertible pursuant to the terms of a private placement initiated in March 2004 and were converted pursuant to the terms of such private placement in May 2004. (See Note C.)

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

Application of Critical Accounting Policies

The Company's consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of these significant accounting policies can be found in Note B to the Company's financial statements in the Company's 2003 Annual Report on Form 10-KSB. The Company has not adopted any significant new policies during the quarter ended June 30, 2004.

Among the significant judgments made in preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and adjustments of inventory valuations. These adjustments are made each quarter in the ordinary course of accounting.

Three Months ended June 30, 2004 and 2003

Net Sales

Our net sales increased to $10,000 for the three months ended June 30, 2004 as compared to $3,000 for the three months ended June 30, 2003. Revenues relate to customers renting Voraxial(TM) Separators for evaluation and trials. The Company is implementing a sales and marketing program for the Voraxial(TM) Separator that management believes will result in an increase in revenues in 2004.

Research and Development expenses

Research and Development expenses increased by 103% to $160,000 for the three months ended June 30, 2004, up from $79,000 for the previous three months ended June 30, 2003. Although the Company has finalized the development of the Voraxial(TM) Separator, we increased expenditures for specific industry applications for the technology.

General and Administrative expenses

General and Administrative expenses decreased by 38% to $192,000 for the three months ended June 30, 2004 down from $309,000 for the three months ended June 30, 2003. During the three months ended June 30, 2003, we focused our efforts on marketing of the Voraxial Separator. As such, the general and administrative activities supporting the Voraxial Separator were intensified. In addition, during the three months ended June 30, 2003, we contracted with two individuals to provide marketing services for the Voraxial Separator. The consultants were issued an aggregate of 130,000 shares of our common stock in consideration for their services.

Six Months ended June 30, 2004 and 2003

Net Sales

Our net sales increased to $12,000 for the six months ended June 30, 2004 as compared to 3,000 for the six months ended June 30, 2003. Revenues relate to customers renting Voraxial(TM) Separators for evaluation and trials. The Company is implementing a sales and marketing program for the Voraxial(TM) Separator that management believes will result in an increase in revenues in 2004.

Research and Development expenses

Research and Development expenses increased by 89% to $303,000 for the six months ended June 30, 2004, up from $160,000 for the previous six months ended June 30, 2003. Although the Company has finalized the development of the Voraxial(TM) Separator, we increased expenditures for specific industry applications for the technology.

General and Administrative expenses

General and Administrative expenses increased by 68% to $702,000 for the six months ended June 30, 2004 up from $417,000 for the six months ended June 30, 2003. The increase related primarily to the issuance of employee stock options to settle previously accrued salaries.

Liquidity and capital resources

For the six months ended June 30, 2004 our working capital has increased by $1,142,000 from December 31, 2003 to $761,000. This increase was represented by an increase in cash of $592,000, an addition of prepaid insurance of $16,000, an addition of prepaid consultant fees of $80,000 and a decrease in other current liabilities of $454,000. Accrued salaries payable by the Company were reduced by $370,000 as three employees of the Company agreed to convert their accrued salaries for options to purchase an aggregate of 1,394,666 shares of the Company's common stock. Options to purchase 697,333 of those shares of the Company's common stock are exercisable at $0.60 per share and the balance of options to purchase 697,333 shares are exercisable at $1.00 per share. The options are exercisable for a period of five years commencing January 15, 2004.

Operating at a loss for the six months ended June 30, 2004, negatively impacted our cash position. We anticipate that we will begin generating revenues and positive cash flow from the Voraxial(TM) Separator by the end of 2004. To the extent such revenues and corresponding cash flows do not materialize, we will require infusion of capital to sustain our operations. We cannot be assured that we will generate revenues or that the level of any future revenues will be self sustaining. Furthermore, we cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.

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

During March 2004, we also received $250,000 from the sale of convertible notes to three investors. The notes convert into our securities pursuant to the terms of a private placement we initiated during the three months ended June 30, 2004. In May 2004, we commenced a private placement and at June 30, 2004, we had sold an aggregate of 1,888,500 units of securities to 38 investors for gross proceeds of $1,413,750. Each unit consists of one share of common stock at $.75 per share and a warrant exercisable to purchase one share of common stock at $1.00. The Company will pay a placement agent a commission of 10% of the gross proceeds and a non-accountable expense allowance of 3% of the gross proceeds from the private placement, and issue the placement agent warrants to purchase six shares of common stock (three shares at $0.75 and three shares at $1.00) for each 20 units sold in the private placement. In July 2004, we completed this private placement by selling an additional 84,000 units to 3 investors for gross proceeds of $63,000.

Continuing losses

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Since 2001 we have encountered greater expenses in the development of our Voraxial(TM) Separators and have had limited sales income from this development. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern. However, we believe that the funds we have received from the private placement disclosed above will provide us with sufficient working capital to operate for the next 12 months.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         None.

Item 2. Changes in Securities and Use of Proceeds

On January 15, 2004, we issued options to purchase an aggregate of 1,394,666 shares of our common stock to our chief executive officer and two employees in consideration for such individuals converting accrued salaries in the aggregate amount of $370,000 to equity in our Company. Options to purchase 697,333 shares of our common stock are exercisable at $0.60 and options to purchase 697,333 shares of our common stock are exercisable at $1.00. The options are exercisable for a period of five years commencing January 15, 2004. Options to purchase 220,000 shares of our common stock were issued to Alberto DiBella. Options to purchase 1,066,666 shares of our common stock were issued to John DiBella. Options to purchase 108,000 shares of our common stock were issued to John Combs. The issuance of the options to our employees was exempt from registration under Section 4(2) of the Securities Act. The employees had access to information concerning our Company and had the opportunity to ask questions concerning the viability of our Company. The options issued to our employees contain legends restricting their transferability absent registration or applicable exemption.

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

In January 2004, we closed a private placement which commenced in 2003. Under the private placement we sold an aggregate of 61,666 shares of restricted common stock at $0.60 per share and 61,666 warrants to purchase 61,666 shares of common stock at $1.00 per share to four investors for proceeds of $37,000 during the three months ended June 30, 2004. The warrants are exercisable for a period of five years from the date of closing. The transactions were exempt from registration under Section 4(2) of the Securities Act. The investors received information concerning the Company and had the opportunity to ask questions concerning the viability of the Company. The shares and warrants contain legends restricting their transferability absent registration or applicable exemption.

During March 2004 we issued convertible notes to three individuals in the aggregate amount of $250,000 through a convertible note agreement whereby the notes automatically convert into securities of the Company pursuant to the terms of a private placement initiated in March 2004. Effective May 5, 2004, the notes converted into 250,000 units described below. The issuance of the notes and subsequent conversion was exempt from registration under Section 4(2) of the Securities Act. The note holders received information about the Company, and had opportunities to ask questions about the Company. The securities issued to the investors contain the appropriate legend restricting transferability absent registration or applicable exemption.

From May 2004 through June 30, 2004, the Company sold an aggregate of 1,851,000 units of securities to 38 investors for gross proceeds of $1,388,250 under the private placement. Subsequent to the period ending June 30, 2004, the Company completed the private placement, selling a total of 1,935,000 units to 3 investors and receiving gross proceeds of $1,451,250. The Company has paid a placement agent a commission of 10% of the gross proceeds and a non-accountable expense allowance of 3% of the gross proceeds and issued the placement agent warrants to purchase six shares of common stock (three shares at $0.75 and three shares at $1.00) for each 20 units sold in the offering. Each unit consisted of one share of restricted common stock at $0.75 per share and one warrant to purchase one share of common stock at $1.00 per share. The warrants are exercisable for a period of five years from the date of closing. The transactions were exempt from registration under Regulation D, Rule 506 of the Securities Act. All of the investors were deemed accredited. The investors received information concerning the Company and had the opportunity to ask questions concerning the viability of the Company. The shares and warrants contain legends restricting their transferability absent registration or applicable exemption.

On June 30, 2004, we issued 7,100 shares of our common stock to an individual in consideration for services rendered. The shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act. The consultant received information concerning the Company and had the opportunity to ask questions concerning the Company. The shares issued contain a legend restricting transferability absent registration or applicable exemption.

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

Enviro Voraxial Technology, Inc.


By:/s/ Alberto DiBella
   ---------------------------
   Alberto DiBella
   Chief Executive Officer and
   Principal Financial Officer

DATED:  August 11, 2004