Form 10QSB
period 2004-09-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2004-11-15
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   (Mark One)

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from _______ to______.

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


         ---------------------------------------------------------------
         (Former Name, former address and former fiscal year, if changed since last Report.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 30, 2004, we had 17,676,402 shares of our Common Stock outstanding.


Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [X]

                                                           INDEX

PART I.      CONSOLIDATED CONDENSED FINANCIAL INFORMATION

Item 1.      Consolidated Condensed Financial Statements..............................................          3

             Basis of Presentation....................................................................          3

             Consolidated Condensed Balance Sheet (unaudited) - September 30, 2004....................          4

             Consolidated Condensed Statements of Operations (unaudited) for the
                Three and Nine months Ended September 30, 2004 and 2003...............................          5

             Consolidated Condensed Statements of Cash Flows (unaudited) for the Nine
                Months Ended September 30, 2004 and 2003..............................................          6

             Notes to Consolidated Condensed Financial Statements.....................................          7

Item 2.      Management's Discussion and Analysis and Plan of Operation...............................         11

Item 3.      Controls and Procedures..................................................................         13


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................         14
Item 2.      Changes in Securities and Small Business Issuer Purchases of Equity Securities...........         14
Item 3.      Default Upon Senior Securities...........................................................         16
Item 4.      Submission of Matters to a Vote of Securities............................................         16
Item 5.      Other Information........................................................................         16
Item 6.      Exhibits and Reports on Form 8-K.........................................................         16

Signatures   .........................................................................................         17


PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements of Enviro Voraxial Technology, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2003 found in the Company's Form 10-KSB.

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


                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                                    September 30,
                                                                        2004
                                                                        ----
Current Assets:
         Cash and cash equivalents                                  $   440,000
         Inventory                                                       70,000
         Prepaid Insurance                                                8,000
         Prepaid consulting fees                                         46,000
         Other current assets                                             5,000
                                                                    -----------
                  Total current assets                                  569,000

Property, plant and equipment, net                                       38,000
Other assets                                                              5,000
                                                                    -----------
                                                                    $   612,000
                                                                    ===========

                                   LIABILITIES

Current Liabilities:
         Current portion of obligations under capital               $     2,000
                  Deposits from customers                                 5,000
                  Accounts payable and accrued expenses                 101,000
                                                                    -----------
                  Total current liabilities                             108,000

Commitments and Contingencies

Stockholders' Deficit:
Capital stock, par value $.001 par value;
         Common stock, authorized 42,750,000 shares,
               17,676,402 shares issued and outstanding                  18,000
         Additional paid-in capital                                   4,906,000
         Deferred Compensation                                          (15,000)
         Accumulative Deficit                                        (4,405,000)
                                                                    -----------
Total Stockholders' Deficit                                             504,000
                                                                    -----------
Total Liabilities and Stockholders' Deficit                         $   612,000
                                                                    ===========

                                       ENVIRO VORAXIAL TECHNOLOGY, INC.
                               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                          For the Three Months           For the Nine Months
                                                           Ended September 30,           Ended September 30,
                                                        2004            2003           2004              2003
                                                        ----            ----           ----              ----
Net sales
     Product                                        $         --    $         --    $      1,000    $      3,000
     Rental Income                                         2,000              --          13,000              --
                                                    ------------    ------------    ------------    ------------
                                                           2,000              --          14,000           3,000

Cost of goods sold                                            --              --              --           1,000
     Product                                                  --              --              --           1,000
                                                    ------------    ------------    ------------    ------------

Gross profit                                               2,000              --          14,000           2,000
                                                    ------------    ------------    ------------    ------------

Other (income) and expenses:
     Research and development                            179,000         220,000         482,000         380,000
     General and administrative                          175,000         133,000         877,000         549,000
     Interest expense                                      5,000           1,000          11,000           4,000
                                                    ------------    ------------    ------------    ------------
         Total costs and expenses                        359,000         354,000       1,370,000         933,000
                                                    ------------    ------------    ------------    ------------

Net Loss                                            $   (357,000)   $   (354,000)   $ (1,356,000)   $   (931,000)
                                                    ============    ============    ============    ============

Basic and diluted (loss) per common share           $       (.02)   $       (.02)   $       (.08)   $       (.06)
                                                    ============    ============    ============    ============

Weighted average number of common
     shares outstanding                               17,662,815      14,737,313      16,640,367      14,407,326
                                                    ============    ============    ============    ============

                                           ENVIRO VORAXIAL TECHNOLOGY, INC.
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                     For the Nine Months
                                                                                     Ended September 30,
                                                                                    2004            2003
                                                                                    ----            ----
Cash flows from operating activities:
     Net Loss                                                                   $(1,356,000)   $  (931,000)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
              Depreciation                                                            8,000         24,000
              Deferred Compensation                                                 337,000         18,000
              Amortization of equity for services                                   110,000             --
              Stock issued for services rendered                                      6,000        171,000
     Changes in:
     Accounts receivable                                                                 --         10,000
     Inventory                                                                           --          1,000
     Prepaid Insurance                                                               (8,000)            --
     Deposits from customers                                                          5,000             --
     Accounts payable and accrued expenses                                         (120,000)       244,000
                                                                                -----------    -----------

                         Net cash used in operating activities                   (1,018,000)      (463,000)
                                                                                -----------    -----------

Cash flows from financing activities:
     Net proceeds from issuance of common stock                                   1,071,000        469,000
         Notes payable - Placement Agent                                            250,000             --
         Payments of obligations under capital leases                               (13,000)       (21,000)
                                                                                -----------    -----------

                         Net cash provided by
                           financing activities                                   1,308,000        448,000
                                                                                -----------    -----------

Increase (Decrease) in cash and cash equivalents                                    290,000        (15,000)

Cash and cash equivalents, beginning of period                                      150,000        167,000
                                                                                -----------    -----------

Cash and cash, equivalents, end of period                                       $   440,000    $   152,000
                                                                                ===========    ===========

Supplemental disclosures of cash flow information:
     Cash paid for interest                                                     $    11,000    $     4,000
     Common stock for services                                                  $   145,000             --
     Options issued in settlement of accrued expenses                           $   370,000             --
     Conversion of notes payable to Placement Agent
         To common stock                                                        $   250,000             --

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of consolidation:

The consolidated financial statements as of September 30, 2004 include the accounts of the parent company, Enviro Voraxial Technology, Inc., and its wholly owned subsidiary, Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

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

[4] Net loss per share:

Basic and diluted loss per share has been computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. The warrants and options have been excluded from the calculation since it would be anti-dilutive. Such equity instruments may have a dilutive effect in the future and include the following potential common shares:

                           Warrants                               5,589,368
                           Stock options                          3,679,666
                                                                  ---------
                                                                  9,269,034
                                                                  =========

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

[9] Revenue recognition:

The Company recognizes contract revenue when earned. Revenues from Voraxial(TM) Separators for non-pilot programs are earned when shipped. Shipments to third parties in connection with pilot programs are not recognized as revenue and such components are included in inventory as of September 30, 2004.

[10] Fair value of financial instruments:

Obligations under capital leases approximate fair value as the interest rates applicable to these debt instruments are comparable to quoted market prices for similar leases.

[11] Interim financial statements:

Financial statements as of September 30, 2004 are unaudited but in the opinion of management the financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of financial position and the comparative results of operation. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.

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

                                                   Three months ended September 30,    Nine months ended September 30,
                                                          2004         2003                 2004           2003
                                                          ----         ----                 ----           ----
Reported net loss                                    $  (357,000)   $  (354,000)       $(1,356,000)    $   (931,000)
Stock-based employee compensation expense included
  in reported net loss, net of related tax effects           -0-          6,000            146,000           18,000
Stock-based employee compensation determined under
  the fair value based method                             (5,000)        (8,000)          (201,000)         (30,000)
                                                     -----------    -----------        -----------     ------------
Pro forma net loss                                   $  (362,000)   $  (356,000)       $(1,411,000)    $   (943,000)
                                                     ===========    ===========        ===========     ============
Basic and diluted loss per common share:
  As reported                                        $      (.02)   $      (.02)       $      (.08)    $       (.06)
                                                     ===========    ===========        ===========     ============
  Pro forma                                          $      (.02)   $      (.02)       $      (.08)    $       (.07)
                                                     ===========    ===========        ===========     ============

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

NOTE C-EQUITY TRANSACTIONS

As of September 30, 2004 the Company sold an aggregate of 1,935,000 units in a private placement offering resulting in gross proceeds of approximately $1,451,000. The Company issued 1,935,000 common shares and issued 1,935,000 warrants to purchase common stock at $1.00 per share. In addition, the Notes Payable (see Note D) was converted into 333,333 common shares and 333,333 warrants to purchase common stock at $1.00 per share. The placement agent also received 265,250 warrants exercisable at $0.75 per share and 265,250 warrants exercisable at $1.00 per share.

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

Application of Critical Accounting Policies

The Company's consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of these significant accounting policies can be found in Note B to the Company's financial statements in the Company's 2003 Annual Report on Form 10-KSB. The Company has not adopted any significant new policies during the quarter ended September 30, 2004.

Among the significant judgments made in preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and adjustments of inventory valuations. These adjustments are made each quarter in the ordinary course of accounting.

Three Months ended September 30, 2004 and 2003

Net Sales

Our net sales increased to $2,000 for the three months ended September 30, 2004 as compared to no sales for the three months ended September 30, 2003. Revenues relate to customers renting Voraxial(TM) Separators for evaluation and trials. The Company is implementing a sales and marketing program for the Voraxial(TM) Separator that management believes will result in an increase in revenues in 2004.

Research and Development expenses

Research and Development expenses decreased by 19% to $179,000 for the three months ended September 30, 2004, down from $220,000 for the previous three months ended September 30, 2003. Although the Company has finalized the development of the Voraxial(TM) Separator, we are continuing expenditures for specific industry applications for the technology.

General and Administrative expenses

General and Administrative expenses increased by 32% to $175,000 for the three months ended September 30, 2004 up from $133,000 for the three months ended September 30, 2003. The increase was primarily due to the expense associated with 170,000 shares of common stock issued to a consultant resulting in those shares having a value of $138,000 and being amortized over one year (term of the consulting agreement). General and administrative activities supporting the Voraxial Separator were also intensified in 2004.

Nine Months ended September 30, 2004 and 2003

Net Sales

Our net sales increased to $14,000 for the nine months ended September 30, 2004 as compared to 3,000 for the nine months ended June 30, 2003. Revenues relate to customers renting Voraxial(TM) Separators for evaluation and trials. The Company is implementing a sales and marketing program for the Voraxial(TM) Separator that management believes will result in an increase in revenues in 2004.

Research and Development expenses

Research and Development expenses increased by 27% to $482,000 for the nine months ended September 30, 2004, up from $380,000 for the previous nine months ended September 30, 2003. Although the Company has finalized the development of the Voraxial(TM) Separator, we increased expenditures for specific industry applications for the technology.

General and Administrative expenses

General and Administrative expenses increased by 60% to $877,000 for the nine months ended September 30, 2004 up from $549,000 for the nine months ended September 30, 2003. The increase of $328,000 or 60% related primarily to the issuance of employee stock options to settle previously accrued salaries and 170,000 shares of common stock issued to a consultant resulting in those shares having a value of $138,000.

Liquidity and capital resources

For the nine months ended September 30, 2004 our working capital has increased by $842,000 from December 31, 2003 to $453,000. This increase was represented by an increase in cash of $290,000, an addition of prepaid insurance of $8,000, an addition of prepaid consultant fees of $46,000 and a decrease in other current liabilities of $498,000. Accrued salaries payable by the Company were reduced by approximately $764,800 as three employees of the Company agreed to convert $370,000 in accrued salaries for options to purchase an aggregate of 1,394,666 shares of the Company's common stock. In addition, approximately $313,300 of current salaries and accrued salaries were paid in cash. Options to purchase 697,333 of those shares of the Company's common stock are exercisable at $0.60 per share and the balance of options to purchase 697,333 shares are exercisable at $1.00 per share. The options are exercisable for a period of five years commencing January 15, 2004.

Operating at a loss for the nine months ended September 30, 2004, negatively impacted our cash position. We anticipate that we will begin generating revenues and positive cash flow from the Voraxial(TM) Separator by the end of 2005. To the extent such revenues and corresponding cash flows do not materialize, we will require infusion of capital to sustain our operations. We cannot be assured that we will generate revenues or that the level of any future revenues will be self sustaining. Furthermore, we cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         None.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

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

During January and February 2004 we issued convertible notes to three individuals in the aggregate amount of $250,000 through a convertible note agreement whereby the notes automatically convert into securities of the Company pursuant to the terms of a private placement initiated in March 2004. Effective May 5, 2004, the notes converted into 250,000 units described below. The issuance of the notes and subsequent conversion was exempt from registration under Section 4(2) of the Securities Act. The note holders received information about the Company, and had opportunities to ask questions about the Company. The securities issued to the investors contain the appropriate legend restricting transferability absent registration or applicable exemption.

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

DATED:  November 11, 2004