Form 10KSB
period 2004-12-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2005-04-15
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $19,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days ($.51 as of April 7, 2005). $4,399,465.02.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: December 31, 2004: 17,676,402 Shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
- None -

Transitional Small Business Disclosure Format (Check One)

Yes  [ ]       No  [X]

                                Table of Contents
                                -----------------

PART I
------

Item 1.       Description of Business

Item 2.       Description of Property

Item 3.       Legal Proceedings

Item 4        Submission of Matters to a Vote of Security Holders

PART II
-------

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Item 6.       Management Discussion and Analysis of Financial
              Condition and Plan of Operations

Item 7.       Financial Statements

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 8A.      Controls and Procedures

Item 8B.      Other Information

PART III
--------

Item 9.       Directors and Executive Officers

Item 10.      Executive Compensation

Item 11.      Security Ownership of Certain Beneficial
              Owners and Management and Related Stockholder Matters

Item 12.      Certain Relationships and Related Transactions

Item 13.      Exhibits, Lists and Reports on Form 8-K

Item 14.      Principal Accountant Fees and Services

PART I

Item 1. Description of Business

Our history

         Enviro Voraxial Technology, Inc. (the "Company") was incorporated in Idaho on October 19, 1964, under the name Idaho Silver, Inc. In May of 1996, we entered into an agreement and plan of reorganization with Florida Precision Aerospace, Inc., a privately held Florida corporation ("FPA"), and its shareholders. FPA was incorporated on February 26, 1993.

General

         We believe we are emerging as a potential leader in the rapidly growing environmental and industrial separation industries. The Company has developed and patented the Voraxial(R) Separator ("Voraxial(R) Separator" or "Voraxial(R)"); a proprietary technology that efficiently separates large volumes of liquid/liquid, liquid/solids or liquid/liquid/solids with distinct specific gravities. Management believes this superior separation quality is achieved in real-time, and in much greater volumes, with a more compact, cost efficient and energy efficient machine than any comparable product on the market today. The Voraxial(R) Separator operates in-line and is scaleable. It is capable of processing volumes as low as 3 gallons per minute as well as volumes over 10,000 gallons per minute with only one moving part. The Company believes that the Voraxial(R) technology can help protect the environment and its natural resources while simultaneously making numerous industries more productive and cost effective.

         The size and efficiency advantages provided by the Voraxial(R) Separator to the end-user have provided us with a variety of market opportunities. We have generated limited revenues to date partially because of insufficient funds to adequately market our product; however, we have received inquiries from parties in various industries, including the energy drilling, sewage, pulp and paper, food processing, shipping, machine shops, and marine/oil-spill industries. The Company believes the Voraxial(R) Separator will enable companies in these industries to develop greater advantages or differentiators, by substantially increasing their efficiency.

         The Company is presently researching and developing Voraxial(R) solutions for various applications and markets including pre-treatment (headworks/entrance to municipal wastewater plant) of wastewater, grit/sand separation, oil-water separation, oil exploration and production, oil refineries, marine/oil-spill clean up and manufacturing waste treatment.

         We have shipped units of the Voraxial(R) Separator on a trial basis to a number of different companies that include a wide range of industrial applications. We have also discussed the benefits of the Voraxial(R) Separator with various government agencies. We have installed several Voraxial(R) Separators to date including units to the Alaska Department of Environmental Conservation, the US Navy and to REGS, an environmental service company.

         Further we successfully completed a demonstration project at one of seven wastewater treatment facilities operated by the Hillsborough County Water

Department which services greater Tampa, Florida. The system at Hillsborough incorporates a Voraxial(R) 4000 Grit Separator at the head-works of the 5 million gallons per day (MGD) wastewater treatment plant. The Voraxial(R) generates a centrifugal that provides for efficient separation of sand/grit. It is operated by only a 10 Hp explosion-proof motor.

         The testing demonstrated the Voraxial(R) Grit Separator's ability to achieve a very high separation efficiency of sand/grit and sugar sand from wastewater. The overall removal efficiency obtained and verified by a 3rd party varied from 81% to 89%. This means that 81% to 89%, by weight, of the entire range of grit particle sizes in the influent wastewater was removed by the Voraxial(R) 4000 Grit Separator. Management believes that this performance is superior to the present state-of-the-art grit removal equipment. This installation initiated the sales and marketing campaign for the Voraxial(R) Grit Separator into the multi-billion dollar municipal wastewater treatment market place. The Company received a very positive response at the WEFTEC 2004 Tradeshow after they demonstrated the Voraxial(R) Separator and disseminated the results from the Hillsborough demonstration project. The Company is now pursuing the opportunities that resulted from the dissemination of the test results.

         Based on the test data from the Hillsborough demonstration, the Company is now in discussions with a global heavy industrial manufacturing firm interested in obtaining the marketing rights of the Voraxial(R) Grit Separator for a specific nation.

         We have formed an Advisory Committee to assist the Company with the implementation of its corporate objectives. The members include individuals with high-level experience in the wastewater and oil industry and in sales and marketing.

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

Subsequent Events

         In February 2005, we sold a Voraxial(R) 4000 Separator to a well-established Canadian-based mining company for oil/water separation. The sale of the Model Voraxial(R) 4000 Separator was predicated upon the successful testing of EVTN's smaller Model Voraxial(R) 2000 Separator in the separation of petroleum-based liquids from water that is used during the production process.

         In April 2005, we entered into an oral agreement with an oil company to manufacture, ship and deploy a Voraxial(R) Separator Skid (two Voraxial(R)

Separators affixed to a steel platform) on an offshore oil production platform off the coast of California for a produced oil and water separation trial. The Voraxial(R) Separator Skid will be used to enhance the handling of large volumes of produced water and water injection on the platform while improving the purification process for its introduction back into the environment. The Voraxial(R) Separator Skid provides superior separation while decreasing the amount of space, energy and weight to conduct the separation, all of which are an expensive commodity on the offshore platform. The skid is comprised of a Model 4000 Voraxial(R) Separator and a Model 2000 Voraxial(R) Separator that have been specifically modified to accommodate the offshore equipment requirements. The skid was shipped to the oil company on April 12, 2005.

Business

         The Company has shifted its focus from the high precision manufacturing business to the opportunity presented by the Voraxial(R) Separator as management believes that is where significant growth for the Company will occur. We will continue to utilize our engineering expertise to manufacture the Voraxial(R) Separator in-house. Although revenues from the Voraxial(R) Separator have been nominal since inception, we believe that in the near future substantial revenues will begin to be generated from the Voraxial(R) Separator.

         In the past, the Company has delivered or installed Voraxial(R) Separators to companies that need liquid/liquid and liquid/solid separation, including the Alaska Department of Environmental Conservation, US Navy, Resource Environmental Group of Colorado.

         The Company has concentrated its efforts on the Voraxial(R) Separator and has begun marketing to major equipment manufacturers and end-users throughout various industrial sectors. In the past year, the Company has been involved in discussions with several multi-national companies that are involved in the development, manufacture, and sale of cutting-edge separation technology to a wide range of end-users throughout various industrial sectors. The Company has received a great deal of interest from a variety of industries. Although management believes many different industries can utilize and benefit from the Voraxial(R) Separator, the Company is focusing its efforts on a few key opportunities, including municipal wastewater, oil exploration and production, oil refineries, marine/oil-spill clean up and manufacturing.

         During the past fiscal year, we announced the completion of the Voraxial(R) Grit Separator for the specific use in the municipal wastewater industry. The Voraxial(R) Grit Separator is configured for operation at the headworks of a municipal wastewater treatment plant (WWTP). A single Voraxial(R) Grit Separator is designed to provide for the continuous removal of grit from screened wastewater at rates up to eight thousand (8000) gallons per minute (11.5 mgd). We currently have designs for two models of Voraxial(R) Grit Separators. The Voraxial(R) 4000 Grit Separator has an operating range of three-tenths to one and three-tenths (0.3 to 1.3) million gallons per day (mgd), powered by a ten (10) HP TEFC motor. The Voraxial(R) 8000 Grit Separator has an operating range of three to eleven and five-tenths (3.0 to 11.5) mgd, powered by a fifty (50) HP TEFC motor.

Voraxial(R) Separator

         The Voraxial(R) Separator is a continuous flow turbo machine that generates a strong centrifugal force, a vortex, capable of separating light and heavy liquids, such as oil and water, or any other combination of liquids and solids at extremely high flow rates. As the fluid passes through the machine, the Voraxial(R) Separator accomplishes this separation through the creation of a vortex. In liquid/liquid and liquid/solid mixtures, this vortex causes the heavier compounds to gravitate to the outside of the flow and the lighter elements to move to the center where an inner core is formed. The liquid stream processed by the machine is divided into separate streams of heavier and lighter liquids and solids. As a result of this process, separation is achieved.

         The Voraxial(R) Separator is a self-contained, non-clogging device that can be powered by an electric motor, diesel engine or by hydraulic power generation. Further, the Voraxial(R) Separator's scalability allows it to be utilized in a variety of industries and to process various amounts of liquid. The following are the various sizes and the corresponding capacity range:

                           Product and Capacity Range

                            Model           Diameter         Capacity Range
                           Number             Size         Gallons Per Minute
                           ------          ---------       ------------------
                     Voraxial(R)1000       1 inch                 3 - 10
                     Voraxial(R)2000       2 inches              25 - 80
                     Voraxial(R)4000       4 inches             250 - 900
                     Voraxial(R)8000       8 inches           2,000 - 6,000

         The Voraxial(R) Separator can transfer various liquids in either direction by reversing the machine's rotation. We currently maintain an inventory of various models of the Voraxial(R) Separator. During fiscal year 2004, we have furthered tested, demonstrated and delivered on a trial basis the Voraxial(R) Separator units to companies within various industries including energy production, wastewater, manufacturing and mining. During 2004 the Company provided Voraxial(R) Separators to several firms on a trial basis and is engaged in discussions to deliver additional Voraxial(R) Separators on an income-producing basis.

         Management believes that our Voraxial(R) Separator offers substantial applications on a cost-effective basis, including: oil exploration and production, oil remediation services, municipal wastewater treatment, bilge water purification, metal finishing, machining and manufacturing, food processing waste treatment and numerous other industrial production and environmental remediation processes. We also believe that the quality of the water separated from the contaminant is good enough to recycle back into the process stream (back into the plant) or discharge to the environment. As clean water becomes less available to the ever-increasing world population, this technology may become more valuable.

         The Voraxial(R) Separator is now manufactured and assembled at our Fort Lauderdale, Florida facilities.

Voraxial(R) Separator products, services and the market

         The need for effective and cost efficient wastewater treatment and separation technology is global in scale. Moreover, virtually every industry requires some type of separation process either during the manufacturing process, prior to treatment or discharge of wastewater into the environment, for general clean up, or emergency response capability. Separation processes, however, are largely unknown to the average consumer. These processes are deeply integrated in almost all industrial processes from oil to wastewater to manufacturing. Management believes that the Voraxial(R) technology has applications in most, if not all major separation industries. The unique characteristics of the Voraxial(R) allow it to be utilized either as a stand-alone unit or within an existing system to provide a more efficient and cost effective way to handle the separation needs of the customer.

         If, as we expect, environmental regulations, both domestically and internationally, become more stringent, companies will be required to more effectively treat their wastewater prior to discharge. We believe this offers a great opportunity for the Company as the Voraxial(R) Separator can be utilized in most separation applications to significantly increase the efficiency of the separation processes while simultaneously reduce the cost to the end-user.

         Further, management will only pursue the industries whereby the customer will either see a decrease in cost or an increase in revenues. As the Voraxial(R) Separator can provide an efficient means to separate contaminants from water, it also enables the customer to conduct such operations while utilizing less energy and a smaller footprint than conventional equipment in the market today.

         The Company has developed a comprehensive sales and marketing program to stimulate awareness of the Voraxial(R) Separator to companies in several key industries which management believes have the ability to establish its Voraxial(R) Separator technology as an industry-wide standard. Management believes this visibility will result in increase sales.

         To demonstrate the efficiency of the Voraxial(R) Grit Separator, the Company initiated and completed a demonstration project at one of seven wastewater treatment facilities operated by the Hillsborough County Water Department which services greater Tampa, Florida. Plans for this demonstration program were developed with the assistance and support of the Hillsborough Water Department. The system at Hillsborough incorporates a Voraxial(R) 4000 Grit Separator at the head-works of the 5 million gallons per day (MGD) wastewater treatment plant.

         This demonstration initiates the sales and marketing program for the Voraxial(R) Grit Separator in the municipal wastewater industry. With over 16,000 publicly owned wastewater treatment facilities in the United States serving approximately 190 million people, Management believes that the municipal wastewater industry can potentially be profitable for the Company. We believe that the savings from the eliminated construction alone will more than justify the cost to install a Voraxial Separator system.

         In fiscal year 2005 Management intends to continue to concentrate its marketing efforts in the following industrial sectors: municipal wastewater treatment, oil/water separation, oil exploration and production, and industrial wastewater. Industry-wide acceptance in any of these specific sectors could imply extensive marketing and sales opportunities on a global scale. The Company anticipates hiring additional management and staff to support the sales and marketing program. Currently, interests have been expressed by companies, which collectively have operations in North America, South America, Europe, the Middle East, Australia, and Asia.

Inventory

         Other than our Voraxial(R) Separators, we maintain no inventory of finished parts until we receive a customer order. We currently have various models of the Voraxial(R) Separator in inventory, which includes certain models located at third party facilities on a trial basis.

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

         Although we believe our Voraxial(R) Separator offers applications which accomplish better or similar results on a more cost-effective basis than existing products, other products have, in some instances, attained greater market and regulatory acceptance. These competitors include, but are not limited to Westfalia and AlfaLaval.

         We believe the Voraxial(R) Separator can improve a company's technology and in many ways result in a cost savings and other benefits to the customer. These benefits result in and include:

         o  A reduction in water and energy usage,
         o Less space needed to implement the Voraxial(R) Separator; the Voraxial(R) Separator weighs less than current systems,
         o A reduction in time to process and separate the fluids, allowing the customer to be more efficient,
         o Creation of a more efficient and faster process to treat water to increase the overall productivity of the end-user,
         o  A reduction in the amount of disposable liquids,
         o  Fewer employees needed to operate the system, and
         o  Reduction of ongoing maintenance and servicing costs.

         We believe that we are the only front-end solution for the separation industry that can offer increased productivity while reducing the physical space and energy required to operate the unit. These advantages translate into the potential for substantial operating cost efficiencies that would increase the profitability of the solution's end user.

Marketing

         The Company's products and services are marketed through our existing staff and consultants. To assist the Company in developing and penetrating the municipal wastewater and oil industry, the Company has formed an Advisory Committee consisting of John Combs, a consultant of the Company and principal of Combs & Associates, a law firm with offices in Colorado and California; Barry

Gafner, former vice president of Atlantic Area Sales & Marketing for Cisco Systems, Inc., where he was responsible for over $1.4 billion in direct sales and marketing channels in the Eastern United States and Europe; Kevin Mulshine, partner and managing director at Prager, Sealy & Co., LLC, a prominent investment banking firm, with water and wastewater investment expertise; and Henry Schlesinger, former president of Marshall Petroleum. To assist the Company in entering the oil industry, in October, 2004, the Company added S. Randy Miller, the former President of Serck Baker, a pre-eminent produced water firm, to the Company's Advisory Committee.

         We have presented the Voraxial(R) Separator at four prominent trade shows in the past fiscal year. In October 2004, we demonstrated the Voraxial(R) Separator at WEFTEC (Water Environment Federation's Technical Exhibition and Conference) tradeshow in New Orleans, where the results of the Hillsborough demonstration project was disseminated. The Water Environment Federation's Technical Exhibition and Conference draws thousands of water and wastewater professionals from around the world to view cutting-edge technologies in the water quality field while learning about the latest practices, solutions, and regulations in their industry.

         In October 2004, we also demonstrated the Voraxial(R) Separator at the Permian Basin International Oil Show in Odessa, Texas, "the largest inland Petroleum Exposition in the world today" that showcases the latest technology and newest equipment in the industry. In November, we showcased the Voraxial(R) Separator at Clean Gulf 2004. Clean Gulf focuses on oil/haz-mat spill prevention, response and technology in the Gulf Coast region. Clean Gulf exhibition and conference provides a forum through which professionals from regulatory agencies, the federal government, and the private sector can address the real issues of cooperation, regulation, preparedness, prevention, and response for today's energy industry.

         In February 2005, we demonstrated our Voraxial(R) Separator in Shell Technology Ventures (STV) trade booth, a division of Royal Dutch/Shell Group (NYSE:RD), at the 22nd SPE/IADC Drilling Conference and Exhibition in Amsterdam, The Netherlands. Our objective in attending this year's conference was to increase awareness and strengthen relationships between STV and members of the SPE/IADC while providing us with the exposure and, hence, the business opportunities with potential customers.

         The specific applications addressed with our separation technology at the SPE/IADC Drilling Conference were the treatment of produced water and the separation of oil and water at the various steps in the oil production process; namely, extraction, transportation and initial refining of crude oil.

         The Company believes it has received a great response from potential clients and manufacturers representatives from the above mentioned tradeshows and is still pursuing some of these opportunities. We anticipate presenting the Voraxial(R) Separator at additional tradeshows in 2005.

Sources and availability of raw materials

         The materials needed to manufacture our Voraxial(R) Separator have been provided by Baldor Electric Co., Hughes Supply Inc. and SKF USA Inc., among other suppliers. We do not anticipate any shortage of component parts.

Intellectual property

         We currently hold several patents pertaining to the Voraxial(R) Separator and are continually working on developing other patents. The Company owns United States Patent #6,248,231, #5,904,840 and #5,084,189. The latest patent, Patent #6,248,231 was registered in 2001 for Apparatus with Voraxial(R) Separator and Analyzer. Patent #5,904,840 is for Apparatus for Accurate Centrifugal Separation of Miscible and Immiscible Media, which is for technology invented by our president and sole director, Alberto DiBella, and registered in 1999. The other is for the Method and Apparatus for Separating Fluids having Different Specific Gravities. This is for technology invented by Harvey Richter and registered in 1992 to Richter Systems, Inc. In 1996, we acquired assets, including this patent from Richter Systems, Inc. The method and apparatus for each of these is applied in our Voraxial(R) Separator. The Company has filed for additional patents pertaining to the Voraxial(R) Separator. These patents are still pending.

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

         We obtained directors and officers, and general insurance coverage in 2004. We currently do not have product liability insurance.

Research and development

         In our past two fiscal years, we have spent approximately $1,226,000 on product research and development. The Company has finalized the development of the Voraxial(R) Separator. Although we will continually work on advancing the technology and applications whereby the technology can be used, we do not anticipate devoting a significant portion of any future funds to this area of the business.

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

Item 2.  Description of Property

         During September 2004, the Company entered into a three (3) year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. The lease is approximately $5,310 per month for the initial two years of the lease and approximately $3,540 per month for the third year of the lease. The Company has the option to renew the lease at the end of the three-year term.

Item 3. Legal Proceedings

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

         Our common stock is traded on the NASDAQ Over-The-Counter Bulletin Board ("OTCBB") under the symbol EVTN. The bid quotations below, as provided by Interactive Data, have been reported for the period ending March 31, 2003 through the period ending December 31, 2004. On April 7, 2005, the closing price for our common stock was $0.51. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

              Bid Quotations
              --------------

              Quarter Ended                            High             Low
              -------------                            ----             ---

              March 31, 2003                           $1.95            $1.00
              June 30, 2003                            $1.62            $0.96
              September 30, 2003                       $1.12            $0.55
              December 31, 2003                        $1.10            $0.61

              March 31, 2004                           $1.21            $0.80
              June 30, 2004                            $1.23            $0.79
              September 30, 2004                       $1.15            $0.65
              December 31, 2004                        $1.00            $0.60

         We have been advised that seven member firms of the NASD are currently acting as market makers for our common stock. There is no assurance that an active trading market will develop which will provide liquidity for our existing shareholders or for persons who may acquire common stock through the exercise of warrants.

Holders

         As of December 31, 2004, there were over 750 holders of record of our common stock outstanding. Our transfer agent is Jersey Transfer & Trust Company, Inc., Post Office Box 36, Verona, New Jersey 07044.

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

Other Stockholders Matters

         During the first quarter of the 2004 fiscal year, we issued options to purchase an aggregate of 1,394,666 shares of our common stock to our chief executive officer, an employee and a consultant in consideration for such individuals converting accrued salaries and consulting fees in the aggregate amount of $370,000 to equity in our Company. Options to purchase 697,333 shares of our common stock are exercisable at $0.60 and options to purchase 697,333 shares of our common stock are exercisable at $1.00. The options are exercisable for a period of five years commencing January 15, 2004. Options to purchase 216,666 shares of our common stock were issued to Alberto DiBella. Options to purchase 1,033,333 shares of our common stock were issued to John A. DiBella. Options to purchase 144,667 shares of our common stock were issued to John Combs. The issuance of the options to our employees was exempt from registration under Section 4(2) of the Securities Act. The employees had access to information concerning our Company and had the opportunity to ask questions concerning the viability of our Company. The options issued to our employees contain legends restricting their transferability absent registration or applicable exemption.

         In January 2004, the Company issued 170,000 shares of common stock to a consultant. The shares were valued at $138,000. This value will be amortized over the life of the consulting agreement which is one year. The shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act. The consultant received information concerning the Company and had the opportunity to ask questions concerning the Company. The shares issued contain a legend restricting transferability absent registration or applicable exemption.

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

         In February 2004, we extended the exercisable life of certain warrants to purchase an aggregate of 243,200 shares of common stock issued in 2000 for a period of one year. The warrants now expire in February 2006. In February 2004, we also extended the exercisable life of certain warrants to purchase an aggregate of 200,000 shares of common stock issued in 2001 for a period of one year. The warrants now expire in April 2005.

         During January and February 2004 we issued convertible notes to three accredited individuals in the aggregate amount of $250,000 through a convertible note agreement whereby the notes automatically convert into securities of the Company pursuant to the terms of a private placement initiated in March 2004. Effective May 5, 2004, the notes converted into 250,000 units described below. The issuance of the notes and subsequent conversion was exempt from registration under Section 4(2) of the Securities Act. The note holders received information about the Company, and had opportunities to ask questions about the Company. The securities issued to the investors contain the appropriate legend restricting transferability absent registration or applicable exemption.

         From May 2004 through August 2004, the Company sold an aggregate of 1,935,000 units of securities to 41 accredited investors for gross proceeds of $1,451,250 under the private placement. The Company has paid Bathgate Capital, a placement agent, a commission of 10% of the gross proceeds and a non-accountable expense allowance of 3% of the gross proceeds and issued the placement agent warrants to purchase six shares of common stock (three shares at $0.75 and three shares at $1.00) for each 20 units sold in the offering. Each unit consisted of one share of restricted common stock at $0.75 per share and one warrant to purchase one share of common stock at $1.00 per share. The warrants are exercisable for a period of five years from the date of closing. The transactions were exempt from registration under Regulation D, Rule 506 of the Securities Act. All of the investors were deemed accredited. The investors received information concerning the Company and had the opportunity to ask questions concerning the viability of the Company. The shares and warrants contain legends restricting their transferability absent registration or applicable exemption.

         On June 30, 2004, we issued 7,100 shares of our common stock to an individual in consideration for services rendered. The shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act. The service provider received information concerning the Company and had the opportunity to ask questions concerning the Company. The shares issued contain a legend restricting transferability absent registration or applicable exemption.

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

Critical Accounting Policies

         The Securities and Exchange Commission issued Financial Reporting Release No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified the following significant policies as critical to the understanding of our consolidated financial statements. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are:

         A.       The carrying amount of our inventory.

         B. The assumptions used in calculating the fair value of our stock options and warrants issued using the Black-Scholes pricing model.

         The Company believes the following is among the most critical accounting policies that impact our consolidated financial statements. The Company suggests that our significant accounting policies as described in our consolidated financial statements in the Summary of Significant Accounting Policies be read in conjunction with this Management's Discussion and Analysis of Financial Condition or Plan of Operations:

         A. The inventory of the Company is priced at the lower of cost or market.

         B. The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

Year ended December 31, 2004 compared to year ended December 31, 2003

Revenue

         We continued to focus our efforts and resources to the manufacturing, assembling, marketing and selling of the Voraxial(R) Separator. Revenue increased 533% to $19,000 for year ended December 31, 2004 as compared to $3,000 for the year ended December 31, 2003. The increase in revenues is due to $18,000 in rental revenue received during the year ended December 31, 2004. Rental revenues are a result of in-house testing and rental shipments to customers interested in utilizing the Voraxial(R) Separator. The increase in revenues was partially offset by a $2,000 decrease in product sales. We believe we have increased the exposure and awareness of the Voraxial Separator through our rent/lease programs. We do expect to generate revenues from the sale of the Voraxial(R) Separator in 2005.

Costs and Expenses

         Costs and expenses increased by 30% or $407,000 to $1,748,000 for the year ended December 31, 2004 as compared to $1,341,000 for the year ended December 31, 2003. The increase is due to increases in general and administrative expenses and research and development during the year ended December 31, 2004.

         General and administrative expenses

         General and Administrative expenses increased by 48% to $1,111,000 for the year ended December 31, 2004 from $751,000 for the year ended December 31, 2003. The increase was due principally to an increase in executive salaries and an increase in personnel and costs related to the marketing of the Voraxial(R) Separator. We have focused all of our efforts on the marketing of the Voraxial(R) Separator.

         Research and development expenses

         Research and Development expenses increased 8% to $637,000 for the year ended December 31, 2004 from $589,000 for the year ended December 31, 2003. This increase was due to our continuing efforts to expand the applications of the Voraxial(R) Separator for specific industries.

Liquidity and capital resources

         The Company has experienced net losses, has negative cash flows from operating activities, and had to raise capital to sustain operations. There is no assurance that the Company's developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve a level of revenue sufficient to provide cash inflows to sustain operations. The Company will continue to require the infusion of capital until operations become profitable. During 2005, the Company anticipates seeking additional capital, increasing sales of the Voraxial(R) Separator and continuing to restrict expenditures. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         At December 31, 2004, we had working capital of approximately $124,000 and cash of approximately $221,000. At December 31, 2004, we had an accumulated deficit of $4,791,000. For the year ended December 31, 2004, we had a net loss of $1,742,000. Operating at a loss for the year negatively impacted our cash position; however, funds received from the private placements completed during 2004 improved our working capital position.

         During the year ended December 31, 2004, we completed two private offerings. During January 2004 we issued 61,666 shares at $0.60 per share in connection with a private placement transactions commenced in 2003 for gross proceeds of $37,000. In August 2004, we sold an aggregate of 1,935,000 units of securities to 41 investors for gross proceeds of $1,451,250 under the private placement. Each unit consisted of one share of restricted common stock at $0.75 per share and one warrant to purchase one share of common stock at $1.00 per share. The warrants are exercisable for a period of five years from the date of closing.

         On February 16, 2005 we reduced the exercise price of 4,514,997 of our outstanding common stock purchase warrants to $0.40 per share for a period of 60-days. These warrants were issued from February 2000 through August 2004 to accredited investors in private placement transactions exempt from registration under such Section 4(2) of the Securities Act of 1933 and Regulation D of Rule
506. Each warrant is exercisable to purchase one share of our restricted common stock at exercise prices ranging from $1.00 to $4.00 per share. Subsequent to the 60-day period, the exercise price of the warrants will revert to the original exercise price per share until the expiration date of the warrants. No other terms of the warrants were modified or changed as a result of the reduction in the exercise price. Proceeds from the exercised warrants, if any, will be used for working capital purposes.

         We believe that including our current cash resources and anticipated revenue to be generated by our Voraxial(R) Separators, we will have sufficient resources to continue business operations for the next twelve months. To the extent that these resources are not sufficient to sustain current operating activities, we may need to seek additional capital, or adjust our operating plan accordingly.

Continuing losses

         We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern.

         The Company has experienced net losses, has a working capital deficit and sustained cash outflows from operating activities and had to raise capital to sustain operations. There is no assurance that the Company's developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve significant revenues. If the Company is unable to successfully commercialize its Voraxial Separator, it is unlikely that the Company could continue its business. The Company will continue to require the infusion of capital until operations become profitable. During 2005, the Company anticipates seeking additional capital, increasing sales of the voraxial separator and continuing to restrict expenses. Substantial doubt exists about the ability of the Company to continue as a going concern.

Recent Accounting Pronouncements

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". Statement of Financial Accounting Standards ("SFAS") No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

         SFAS No. 150 affects the issuer's accounting for three types of freestanding financial statements. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts which involve instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

         Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares.

         SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for the fiscal periods beginning after December 15, 2004.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS No.151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). In addition, SFAS No.151 requires the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will be effective for the Company beginning in 2005. In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-Monetary Assets, an Amendment of Accounting Principles Board ("APB") No. 29". SFAS No. 153 amends APB Opinion No. 29, "Accounting for Non-Monetary Transactions". Earlier guidance had been based on the principle that exchanges of non-monetary assets should be based on the fair value of the assets exchanged and APB No. 29 included certain exceptions to this principle. However, FASB 153 eliminated the specific exceptions for non-monetary exchanges with a general exception rule for all exchanges of non-monetary assets that do not have commercial and economic substance. A non-monetary exchange has commercial substance only if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005.

         In December 2004, the FASB issued a revised SFAS No. 123, "Accounting for Stock-Based Compensation", which supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS No. 153 (R) requires a public entity to recognize and measure the cost of the employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide services in exchange for the award- the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement shall be effective the first interim or annual reporting period that begins after December 15, 2005 for small business public entities and nonpublic companies.

         The implementation of the above pronouncements is not expected to have a material effect on the Company's consolidated financial statements.

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

         We have incurred operating losses since our inception, and we will continue to incur net losses until we can produce sufficient revenues to cover our costs. At December 31, 2004, we had an accumulated deficit of $4,971,000, including a net loss of $1,742,000 for the year ended December 31, 2004. Even if we achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Based on historic cash flow and projected expenditures, management believes that proceeds from the sale of the minimum number of Units could enable us to pursue our basic business plan for at least the next twelve months.

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

         Our independent auditors have included in their audit report an explanatory paragraph that states that our continuing losses from operations and negative cash flows from operations raises substantial doubt about our ability to continue as a going concern.

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Effective March 10, 2005, Eisner LLP was dismissed as our principal accountants to audit our financial statements. The reports of Eisner on our financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle; however, the reports were modified to include an explanatory paragraph wherein Eisner expressed substantial doubt about our ability to continue as a going concern. The dismissal of Eisner and subsequent engagement of new independent accountants (described below) was approved by our board of directors. In connection with its audits for the two most recent fiscal years and including the interim period up to and including the date of dismissal, there have been no disagreements with Eisner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Eisner would have caused them to make reference thereto in their report on the financial statements for such years; however, the reports were modified to include an explanatory paragraph wherein Eisner expressed substantial doubt about our ability to continue as a going concern. Effective March 10, 2005, we engaged the accounting firm of Weinberg & Company, P.A. as our new independent accountants to audit our financial statements for the fiscal year ending December 31, 2004.

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

Item 8A. Other Information

         None.

PART III

Item 9. Directors and Executive Officers

Directors and executive officers

         The following sets forth the names and ages of our officers and directors. Our directors are elected annually by our shareholders, and the officers are appointed annually by our board of directors.

              Name                     Age                  Position

              Alberto DiBella          73      President and Director
              Frank J. DeMicco(1)      55      Chief Operating Officer(1)
              John A. DiBella          33      Executive Vice President of
                                                 Business Development

         (1) In an effort to reduce the Company's general and administrative expenses, as of December 31, 2004 the Company and Frank J. DeMicco mutually agreed to terminate his employment agreement with the Company. Mr. DeMicco will remain with the Company as a consultant to continue the sales and marketing of the Voraxial(R) Grit Separator into the municipal wastewater industry.

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

         Frank J. DeMicco was employed by our Company from January 2003 through December 2004. He currently serves as a consultant to our Company. He previously served as President of United Water New Jersey and Senior Vice-President of Operations for United Water Resources from 1996 to 2000. DeMicco, a licensed professional engineer in New York, New Jersey, Pennsylvania, Virginia and Puerto Rico, has over 35 years of senior executive management experience in the fields of heavy construction, consulting engineering and utility design, construction, and management. As the former senior technical and operations executive within United Water executive management, DeMicco assisted that company in increasing its market capitalization from $400 Million in 1991 to $1.8 Billion in 2000. In July 2000, United Water was acquired by the French utility giant, Suez Lyonnaise des Eaux (NYSE: SZE), the world's largest provider of water and wastewater services. Prior to his tenure at United Water, DeMicco was the President and Chief Technical Officer of Buck, Seifert & Jost, Consulting Engineers. DeMicco's responsibilities have included responsible charge of design and/or construction inspection for water and sewage treatment plants, pumping stations, gravity dams, water and sewage pipelines, filter plant expansions, computerized process control systems and control systems software development for the water treatment industry.

         John A. DiBella has served as an employee of our Company since January 2002. From 2000 through January 2002 Mr. DiBella provided consulting services to our Company. Mr. DiBella currently serves as the Company's Vice President of Business Development. Mr. DiBella co-founded and served as President of PBCM, a financial management company located in New Jersey from 1997 to 1999. While at PBCM, Mr. DiBella was involved in various consulting services regarding the development of publicly traded companies, including establishing a management team, negotiating partnerships, licensing agreements and investigating merger and acquisition opportunities. Prior to co-founding PBCM, Mr. DiBella served as a Securities Analyst in the Equities and Derivatives Department for Donaldson, Lufkin and Jenrette, a NYSE member firm. Mr. DiBella holds a Bachelor of Science Degree in Finance and Economics from Rutgers University. Mr. DiBella is the nephew of Alberto DiBella.

Board of Directors and Committees

         During the year ended December 31, 2004, our board of directors held six meetings.

         To date, we have not established an audit committee. Due to our financial position, we have been unable to attract qualified independent directors to serve on our board. Our board of directors, solely consisting of Alberto DiBella, reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls. Mr. DiBella is not considered a "financial expert."

         We have not established a compensation committee nor nominating committee.

Advisory Committee

         As disclosed under Description of Business, we have established an Advisory Committee. The purpose of the Advisory Committee is to provide business advice and recommendations to management of the Company. The Advisory Committee consists of J. John Combs, Barry Gafner, Kevin Mulshine and Henry Schlesinger. Mr. Combs also serves as al consultant to our company. These individuals serve for two year terms. We provide no fixed fee to advisors. The Committee does not met on a scheduled basis.

         On February 18, 2004, we issued options to purchase an aggregate of 30,000 shares of our common stock exercisable at $0.71 per share to Barry Gafner, Kevin Mulshine and Henry Schlesinger as consideration for joining our advisory committee. The options are exercisable until February 18, 2006.

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

         To our knowledge, based solely on a review of the copies of reports furnished to us, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were not complied with on a timely basis for the period which this report relates.

Item 10. Executive compensation

         The table below sets forth compensation for the past three years awarded to, earned by or paid to our chief executive officer and each executive officer whose compensation exceeded $100,000 for the year ended December 31, 2004.

                           Summary Compensation Table
                           --------------------------
                                                                                     Long Term Compensation
                                                                                     ----------------------

                                                    Annual Compensation          Shares of Common Stock
Name and Position                   Year           Salary           Bonus          Underlying Options     Other
-----------------                   ----           ------           -----          ------------------     -----
Alberto DiBella, CEO                2004          $165,000             ---                216,666(8)        --
                                    2003          $150,000(4)(8)       ---                    ---           (1)
                                    2002          $ 12,000(4)(8)       ---                    ---           --

Frank J. DeMicco,                   2004          $128,000             ---                    ---           --
Former COO(7)                       2003          $150,000             ---                150,000(2)        (2)

John A. DiBella, EVP                2004          $150,000(5)(6)       ---              1,033,333(6)        --
                                    2003          $150,000(5)(6)       ---                    ---           --
                                    2002          $ 60,000         $60,000              2,000,000(3)        (3)

(1) For services rendered during 1997, Mr. DiBella was paid cash compensation of $50,000 together with 1,000,000 voting convertible, non-cumulative 8% preferred shares, $0.001 par value. In 1997 Mr. DiBella also exchanged 5,000,000 shares of common stock for 5,000,000 shares of voting convertible, non-cumulative 8% preferred shares, $.001 par value. Effective December 31, 2003, pursuant to its terms, the preferred stock converted into shares of common stock on a one for one basis. Mr. DiBella had 6,000,000 shares of preferred stock at the time of conversion.
(2) Pursuant to Mr. DeMicco's employment agreement, Mr. DeMicco received warrants to purchase 300,000 shares of the Company's common stock exercisable at $1.00 per share, subject to certain vesting provisions. 150,000 warrants vested prior to the Company's separation agreement with Mr. DeMicco. The remaining warrants were terminated.
(3) Pursuant to Mr. DiBella's employment agreement, Mr. DiBella received options to purchase 2,000,000 shares of the Company's common stock exercisable at $.15 per share.
(4)      Salary was deferred and subsequently paid during 2004.
(5)      76,000 and $133,000 has been deferred in 2004 and 2003, respectively.
(6) In an effort to save the Company money for operating expenses, Mr. DiBella has accrued a significant percentage of his salary. Mr. DiBella agreed to convert a portion of the accrued salary into options: 516,666 shares of common stock underlying options exercisable at $.60 per share and 516,666 shares of common stock underlying options exercisable at $1.00 per share.
(7) Effective December 31, 2004 Mr. DeMicco no longer serves as an executive officer of the Company.

(8)      In an effort to save the Company money for operating expenses, Mr.
         DiBella accrued a significant percentage of his salary. Mr. DiBella agreed to convert a portion of the accrued salary into options: 110,000 shares of common stock underlying options exercisable at $0.60 per share and 110,000 shares of common stock underlying options exercisable at $1.00 per share.

               Options granted in the Year Ended December 31, 2004
               ---------------------------------------------------

                          Number of          % of Total/
                          Securities         Options/SARs
                          Underlying          Granted to           Exercise of
                         Options/SARs        Employees in           Base Price            Expiration
Name                       Granted           Fiscal Year            ($/Share)                Date
----                       -------           -----------            ---------                ----
Alberto DiBella            108,333               7.6%                 $0.60                 1/15/09
Alberto DiBella            108,333               7.6%                 $1.00                 1/15/09
John DiBella               516,666              36.3%                 $0.60                 1/15/09
John DiBella               516,666              36.3%                 $1.00                 1/15/09
Frank DeMicco                    0                --                     --                      --

                  Aggregated Fiscal Year-End Option Value Table

         The following table sets forth certain information concerning unexercised stock options as of December 31, 2004. No options were exercised during the year ended December 31, 2004.

                                           Number Of                           Value Of Unexercised
                                      Unexercised Options                          In-the-Money
                                      Held at 12/31/04(#)                    Options at 12/31/03 (1)
                                      -------------------                    -----------------------
                                 Shares                 Shares
           Name               Exercisable           Unexercisable         Exercisable        Unexercisable
           ----               -----------           -------------         -----------        -------------
Alberto DiBella                  216,666                   0                $      0               $0
John DiBella                   3,033,333                   0                $900,000               $0
Frank DeMicco                    150,000                   0                $      0               $0

 (1) The closing sale price of the Common Stock on December 31, 2004 as reported by OTCBB was $0.60 per share. Value is calculated by multiplying (a) the difference between $0.60 and the option exercisable price by (b) the number of shares of Common Stock underlying the options.

Employment agreements

         Alberto DiBella, our chief executive officer, president and chairman does not have an employment contract. However, the Company has recorded a charge $12,000 to reflect the fair value of services rendered to the Company in 2002 Mr. DiBella accrued a salary of $150,000 in 2003, which was subsequently paid during 2004.

         Frank DeMicco. On January 1, 2003, we entered into a five year employment agreement with Mr. DeMicco to serve as operating officer of our Company. Pursuant to the agreement, Mr. DeMicco receives an annual base salary of $150,000 per year, payable in monthly installments. In addition, Mr. DeMicco shall receive an annual increase in base salary equal to a minimum of ten percent of his prior base salary. Pursuant to the agreement, Mr. DeMicco also has received warrants to purchase 150,000 shares of common stock exercisable at $1.00 per share. In an effort to reduce the Company's general and administrative expenses, as of December 31, 2004 the Company and Frank J. DeMicco mutually agreed to terminate his employment agreement with the Company. Mr. DeMicco will remain with the Company as a consultant to continue the sales and marketing of the Voraxial(R) Grit Separator into the municipal wastewater industry. The Company is receiving request for quotes and inquiries for projects by municipal wastewater facilities and Mr. DeMicco's expertise will be utilized to respond to these opportunities. The Company believes that the change in operations will reduce general and administrative expenses by approximately $125,000 per year. Mr. DeMicco had served as the Company's principal operating officer since January 1, 2003. In January 2005 the Company entered into a one year consulting agreement with Mr. DeMicco. Under the agreement, we issued Mr. DeMicco warrants to purchase 50,000 shares of our common stock exercisable at $1.00 per share.

         John A. DiBella. On January 17, 2002, our Company entered into a one year employment agreement with John A. DiBella to serve as vice president and director of business development. Pursuant to the agreement, Mr. DiBella receives a base salary of $60,000 with a bonus provision for $60,000. Such bonus and salary were earned and accrued in 2002. Mr. DiBella was also granted stock options to purchase 2,000,000 shares of our common stock at an exercise price of $.15 per share. The agreement further provides that until a new employment agreement is negotiated, Mr. DiBella's salary shall increase to $150,000 per year, payable monthly. In an effort to save the Company money for operating activity, Mr. DiBella has accrued a significant percentage of his salary over the past 5 years. Mr. DiBella agreed to convert a portion of the accrued salary into options: 516,666 shares of common stock underlying options exercisable at $0.60 per share and 516,666 shares of common stock underlying options exercisable at $1.00 per share.

Director Compensation

         Directors are not compensated by our Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership

         The table below sets forth information with respect to the beneficial ownership of our securities as of March 31, 2005 by:

         1) each person known by us to be the beneficial owner of five percent or more of our outstanding securities, and

         2) executive officers and directors, individually and as a group.

         Unless otherwise indicated, we believe that the beneficial owner has sole voting and investment power over such shares.

Name and Address of                 Number of Shares            Percentage of
 Beneficial Owner                   Beneficially Owned            Ownership
 ----------------                   ------------------            ---------
Alberto DiBella                           9,266,666(1)               51.8%
3500 Bayview Drive
Fort Lauderdale, FL  33308

John DiBella                              3,033,333(2)               14.5%
821 N.W. 57th Place
Fort Lauderdale, FL  33309

All officers and directors               12,299,999                  61.3%
as a group (2 persons)

(1) Alberto DiBella's beneficial share ownership includes 10,000 shares of common stock owned by his wife. Also includes options to purchase 108,333 shares of common stock exercisable at $0.60 per share and options to purchase 108,333 shares of common stock exercisable at $1.00 per share.

(2) Includes 2,000,000 shares of common stock underlying warrants exercisable at $.15 per share, 516,666 shares of common stock underlying options exercisable at $.60 per share and 516,666 shares of common stock underlying options exercisable at $1.00 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

         The table below provides information pertaining to all compensation plans under which equity securities of our company are authorized for issuance as of the end of the most recent fiscal year.

                                                                                           Number of securities
                                  Number of securities                                    remaining available for
                                    to be issued upon          Weighted-average            future issuance under
                                       exercise of             exercise price of            equity compensation
                                  outstanding options,       outstanding options,       plans (excluding securities
                                   warrants and rights        warrants and rights         reflected in 1st column
                                   -------------------        -------------------         -----------------------
Equity compensation plans
   approved by security holders                  0                         N/A                           0

Equity compensation plans not
   approved by security holders          3,679,666                       $0.52                           0

         Total                           3,679,666                                                       0

Item 12. Certain Relationships and Related Transactions

         None.

Item 13. Exhibits, Lists and Reports on Form 8-K

      (a)         Exhibit No.  Description of Exhibit
                  -----------  ----------------------

                  2                 Plan of Merger*
                  3(i)              Articles of Incorporation*
                  3(ii)             Bylaws*
                  4                 Share Certificate*
                  14                Code of Ethics (1)
                  21                Subsidiaries*
                  31.1              Rule 13a-14(a)/15d-4(a) Certification of
                                    Principal Financial Officer
                  31.2              Rule 13a-14(a)/15d-4(a) Certification of
                                    Principal Financial Officer
                  32.1              Section 1350 Certification of Principal
                                    Executive Officer
                  32.2              Section 1350 Certification of Principal
                                    Financial Officer

                  *Previously filed

                  (1) Previously filed on Form 10-KSB annual report for the year ended December 31, 2003.

(b)  Reports on Form 8-K

         On December 30, 2004 the Company filed a report on Form 8-K to disclose information under Item 5.02.

Item 14. Principal Accountant Fees and Services

Year ended December 31, 2004

         Audit Fees: The aggregate fees, including expenses, billed by our principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2004 was $30,000.

         Audit Related Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the audit for the year ended December 31, 2004 were $-0-.

         Tax Fees: The aggregate fees, billed by our principal accountant for services reasonably related to tax services during the year ended December 31, 2004 were $0.

         All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant during year 2004 was $-0-.

Year ended December 31, 2003

         Audit Fees: The aggregate fees, including expenses, billed by our principal accountant in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2003 and for the review of our financial information included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2003 was $27,050.

         Audit Related Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the audit for the year ended December 31, 2003 were $-0-.

         Tax Fees: The aggregate fees, billed by our principal accountant for services reasonably related to tax services during the year ended December 31, 2004 were $0.

         All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant during year 2004 was $-0-.

         The Board of Directors has considered whether the provisions of the services covered above under the captions "Financial Information Systems Design and Implementation Fees" and "All Other Fees" is compatible with maintaining the auditor's independence.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on April 14, 2005.

                                    ENVIRO VORAXIAL TECHNOLOGY, INC.


                                    By:  /s/ Alberto DiBella
                                       -------------------------------------
                                       Alberto DiBella
                                       President and Chief Executive Officer
                                       (Principal Executive Officer and
                                       Principal Financial Officer)

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY





                                    CONTENTS



PAGE  F-2 - F-3     Reports of Independent Registered Public Accounting Firms

PAGE     F-4        Consolidated Balance Sheet as of December 31, 2004

PAGE     F-5        Consolidated Statements of Operations for the Years Ended
                      December 31, 2004 and 2003

PAGE     F-6        Consolidated Statements of Stockholders' Equity (Deficiency)
                      for the Years Ended December 31, 2004 and 2003

PAGE     F-7        Consolidated Statements of Cash Flows for the Years Ended
                      December 31, 2004 and 2003

PAGE     F-8        Notes to Consolidated Financial Statements

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Enviro Voraxial Technology, Inc.


We have audited the accompanying consolidated balance sheet of Enviro Voraxial Technology, Inc. and subsidiary (the "Company") as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enviro Voraxial Technology, Inc. and subsidiary as of December 31, 2004 and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has a net loss of $1,742,000 and a negative cash flow from operations of $1,236,000 for the year ended December 31, 2004 and an accumulated deficit of $4,791,000 at December 31, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Weinberg & Company, P.A.

Boca Raton, Florida
April 11, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Enviro Voraxial Technology, Inc.


We have audited the accompanying consolidated statements of operations, stockholders' equity (capital deficit) and cash flows of Enviro Voraxial Technology, Inc. and subsidiary (the "Company") for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Enviro Voraxial Technology, Inc. and subsidiary for the year ended December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has experienced recurring net losses and cash outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Eisner LLP

Florham Park, New Jersey
April 6, 2004

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004
              (DOLLARS ROUNDED TO 000'S, EXCEPT PER SHARE AMOUNTS)


                                     ASSETS
                                     ------
Current assets:
   Cash and cash equivalents                                                       $   221,000
   Inventory                                                                            79,000
   Prepaid insurance                                                                     3,000
                                                                                   -----------

        Total Current Assets                                                           303,000

Fixed assets, net                                                                       35,000
Deposits                                                                                10,000
                                                                                   -----------

TOTAL ASSETS                                                                       $   348,000
                                                                                   ===========

                                   LIABILITIES
                                   -----------
Current liabilities:
Deposits from customers                                                            $    10,000
Accounts payable and accrued expenses                                                  169,000
                                                                                   -----------

        Total Current Liabilities                                                      179,000
                                                                                   -----------

Commitments and Contingencies

                              STOCKHOLDERS' EQUITY
                              --------------------

Capital stock $.001 par value:
Preferred stock, voting, 8% noncumulative, convertible, authorized
  7,250,000 shares, issued and outstanding - none                                           --
Common stock, authorized 42,750,000 shares, 17,676,402 shares
  issued and outstanding                                                                18,000
Additional paid-in capital                                                           4,953,000
Deferred compensation                                                                  (11,000)
Accumulated deficit                                                                 (4,791,000)
                                                                                   -----------

        Total Stockholders' Equity                                                     169,000
                                                                                   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $   348,000
                                                                                   ===========




           See accompanying notes to consolidated financial statements

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLARS ROUNDED TO 000'S, EXCEPT PER SHARE AMOUNTS)


                                                                    Year Ended December 31
                                                                     2004             2003
                                                                 ------------    ------------
Revenue:
   Rental revenue                                                $     18,000    $         --
   Product sales                                                        1,000           3,000
                                                                 ------------    ------------

      Total revenue                                                    19,000           3,000
                                                                 ------------    ------------

Costs and expenses:
   Cost of contract revenue                                                --              --
   Cost of product sales                                                   --           1,000
   General and administrative                                       1,111,000         751,000
   Research and development                                           637,000         589,000
                                                                 ------------    ------------

      Total costs and expenses                                      1,748,000       1,341,000
                                                                 ------------    ------------

Loss from operations                                               (1,729,000)     (1,338,000)
                                                                 ------------    ------------

Other expenses (income):
   Interest expense                                                    13,000           5,000
   Other income                                                            --          (3,000)
                                                                 ------------    ------------

      Total other expense                                              13,000           2,000
                                                                 ------------    ------------

Net loss                                                         $ (1,742,000)   $ (1,340,000)
                                                                 ============    ============

Basic and diluted loss per common share                          $      (0.10)   $      (0.09)
                                                                 ============    ============

Weighted average number of common shares
  outstanding - basic & diluted                                    16,899,376      14,674,459
                                                                 ============    ============




           See accompanying notes to consolidated financial statements

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
              (DOLLARS ROUNDED TO 000'S, EXCEPT PER SHARE AMOUNTS)



                                                                          Additional
                             Preferred Stock          Common Stock          Paid-In      Deferred      Accumulated
                           Shares     Par Value    Shares     Par Value     Capital    Compensation      Deficit        Total
                           ------     ---------    ------     ---------     -------    ------------      -------        -----
Balance, December 31,
  2002                         --  $       --   14,087,634   $    14,000  $ 1,740,000  $         --  $   (1,709,000) $   45,000
Issuance of units
  consisting
  of common
  stock and warrants,
  net of issuance costs        --          --    1,285,002         1,000      769,000            --              --     770,000
Issuance of warrants in
  accordance with
  employment agreement         --          --           --            --       45,000       (45,000)             --          --
Amortization of
  deferred compensation        --          --           --            --                     24,000              --      24,000
Shares issued for
  services                     --          --      130,000            --      171,000            --              --     171,000
Net loss                       --          --           --            --           --            --      (1,340,000) (1,340,000)
                           ------  ----------  -----------   -----------  -----------  ------------  --------------  ----------

Balance, December 31,
  2003                         --          --   15,502,636         15,000    2,725,000      (21,000)     (3,049,000)   (330,000)
Issuance of units
  consisting of
  common stock
  and warrants for
  cash and convertible
  notes conversion,
  net of
  issuance cost                --          --    1,935,000         2,000    1,283,000            --              --   1,285,000
Common stock and
  warrants issued in
  private placement            --          --       61,666            --       37,000            --              --      37,000
Issuance of options
  for accrued
  compensation                 --          --           --            --      747,000            --              --     747,000
Issuance of options
  for services                 --          --           --            --       18,000            --              --      18,000
Amortization of
  deferred
  compensation                 --          --           --            --           --       148,000              --     148,000
Common stock issued
  for services                 --          --      177,100         1,000      143,000      (138,000)             --       6,000
Net loss                                   --           --            --           --            --      (1,742,000) (1,742,000)
                           ------  ----------  -----------   -----------  -----------  ------------  --------------  ----------

Balance, December 31, 2004     --  $       --   17,676,402   $    18,000  $ 4,953,000  $    (11,000) $   (4,791,000) $  169,000
                           ======  ==========  ===========   ===========  ===========  ============  ==============  ==========












           See accompanying notes to consolidated financial statements

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              (DOLLARS ROUNDED TO 000'S, EXCEPT PER SHARE AMOUNTS)


                                                                                 Year Ended December 31,
                                                                               ---------------------------
                                                                                  2004            2003
                                                                               -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $(1,742,000)   $(1,340,000)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation                                                                        11,000         32,000
Additional compensation for options issued in
  excess of accrued compensation                                                   377,000             --
Common stock issued for services                                                     6,000        171,000
Amortization of deferred compensation                                              148,000         24,000
Options issued for consulting services                                              18,000             --

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable                                                                 10,000
Inventory                                                                           (9,000)         1,000
Prepaid insurance                                                                   (3,000)            --
Accounts payable and accrued expenses                                              (52,000)       345,000
Deposits from customers                                                             10,000             --
                                                                               -----------    -----------
Net cash used in operating activities                                           (1,236,000)      (757,000)
                                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and units, net                               1,322,000        770,000
Repayments of obligations under capital leases                                     (15,000)       (30,000)
                                                                               -----------    -----------
Net cash provided by financing activities                                        1,307,000        740,000
                                                                               -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                71,000        (17,000)
                                                                               -----------    -----------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       150,000        167,000
                                                                               -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                         $   221,000    $   150,000
                                                                               ===========    ===========
SUPPLEMENTAL CASH FLOWS DISCLOSURES:

Cash paid for interest                                                         $    13,000    $     5,000
                                                                               -----------    -----------
Stock options issued to settle accrued compensation                            $   370,000    $        --
                                                                               ===========    ===========
Common stock issued for deferred consulting                                    $    10,000    $        --
                                                                               ===========    ===========
Common stock issued for conversion of convertible notes payable                $   250,000    $        --
                                                                               ===========    ===========











           See accompanying notes to consolidated financial statements

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
              (DOLLARS ROUNDED TO 000'S, EXCEPT PER SHARE AMOUNTS)


NOTE A - ORGANIZATION AND OPERATIONS AND GOING CONCERN

         Enviro Voraxial(R) Technology, Inc. (the "Company") is a provider of environmental and industrial separation technology. The Company has developed and patented the Voraxial(R) Separator, which is a technology that efficiently separates solids and liquids with distinct specific gravities. Potential commercial applications and markets include pre-treatment of wastewater (headworks) at municipal wastewater facilities, oil exploration and production, oil/water separation, and environmental cleanup.

         Until 1999, the Company focused its operations on a high precision engineering machine shop located in Florida which designs, manufactures and assembles specialized parts and components for the aerospace and automotive industries. The Company currently operates within two segments: the manufacture and distribution of the Voraxial(R) Separator; and contract manufacturing services to the aerospace and automotive industries. All assets of the Company, except for inventory, are associated with contract manufacturing services. Contract revenue and cost of contract revenue are associated with manufacturing services. Product sales and cost of sales are associated with the Voraxial(R) Separator. All research and development expenses and primarily all general and administrative expenses are associated with the Voraxial(R) Separator. Since 1999, the Company has been focusing its efforts on developing and marketing the Voraxial(R) Separator.

         The Company has experienced net losses, has negative cash flows from operating activities, and had to raise capital to sustain operations. There is no assurance that the Company's developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve a level of revenue sufficient to provide cash inflows to sustain operations. The Company will continue to require the infusion of capital until operations become profitable. During 2005, the Company anticipates seeking additional capital, increasing sales of the Voraxial(R) Separator and continuing to restrict expenditures. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1)      Principles of Consolidation
         ---------------------------

         The consolidated financial statements include the accounts of the parent company, Enviro Voraxial(R) Technology, Inc., and its wholly-owned subsidiary, Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
              (DOLLARS ROUNDED TO 000'S, EXCEPT PER SHARE AMOUNTS)


(2)      Cash and Cash Equivalents
         -------------------------

         The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate limits. At December 31, 2004 the excess was $112,000.

(3)      Fixed Assets
         ------------

         Fixed assets are stated at cost less accumulated depreciation. The cost of maintenance and repairs is charged to operations as incurred. Depreciation is computed by the straight-line method over the estimated economic useful life of the assets (5-10 years). Gains and losses recognized from the sales or disposal of assets is the difference between the sales price and the recorded cost less accumulated depreciation less costs of disposal.

(4)      Net Loss Per Share
         ------------------

         Basic and diluted loss per share has been computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. The warrants and stock options have been excluded from the calculation since they would be anti-dilutive. Such equity instruments may have a dilutive effect in the future and include the following potential common shares:

                      Warrants                                     5,589,367
                      Stock options                                3,679,666
                                                                ------------
                                                                   9,269,033
                                                                ============

         The number of stock options above does not include 375,000 stock options contingently issuable upon the achievement of milestones under a consulting agreement. The timetable to achieve the specified milestones has been extended to June 2005.

(5)      Inventory
         ---------

         Inventory consists of components for the Voraxial(R) Separator and is priced at lower of first-in, first-out cost or market. Inventory includes components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
              (DOLLARS ROUNDED TO 000'S, EXCEPT PER SHARE AMOUNTS)

(6)      Use of Estimates
         ----------------

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

(7)      Income Taxes
         ------------

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

(8)      Research and Development Expenses
         ---------------------------------

         Research and development costs, which consist of travel expenses, consulting fees, subcontractors and salaries are expensed as incurred.

(9)      Revenue Recognition
         -------------------

         The Company recognizes equipment rental revenue and contract revenue when earned. Shipments of the Voraxial(R) Separator to third parties are recognized as revenue upon customer acceptance. Shipments to third parties in connection with pilot programs are not recognized as revenue and such components are included in inventory at December 31, 2004.

(10)     Fair Value of Financial Instruments
         -----------------------------------

         The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at December 31, 2004, approximate their fair value because of their relatively short-term nature.

(11)     Advertising Costs
         -----------------

         Promotion costs, which amounted to $15,000 and $9,000 in 2004 and 2003, respectively, are expensed as incurred and are included in general and administrative expenses.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
              (DOLLARS ROUNDED TO 000'S, EXCEPT PER SHARE AMOUNTS)


(12)     Stock-Based Compensation
         ------------------------

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

                                                                                  Year Ended December 31,
                                                                           ------------------------------------
                                                                                 2004                2003
                                                                           ---------------    -----------------
        Reported net loss                                                  $    (1,742,000)   $      (1,340,000)
        Stock-based employee compensation expense included in
        reported net loss, net of related tax effects                                   --               24,000
                                                                           ---------------    -----------------
        Stock-based employee compensation determined under the fair
          value based method                                                            --             (146,000)
                                                                           ---------------    -----------------

        Pro forma net loss                                                 $    (1,742,000)   $      (1,462,000)
                                                                           ===============    =================

        Basic and diluted loss per common share:
           As reported                                                     $         (0.10)   $           (0.09)
                                                                           ---------------    -----------------
           Pro forma                                                       $         (0.10)   $           (0.10)
                                                                           ===============    =================

         The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model with a volatility of 80% for 2004 and 68% for 2003, expected life of options ranging from 2 to 5 years, risk free interest rate of 2.9% - 4.3% in 2004 and 2003 and a dividend yield of 0%. The weighted average fair value of options granted during the years ended December 31, 2004 and 2003 was $0.54 and $0.60, respectively.

(13)     Accounting for the Impairment of Long-Lived Assets
         --------------------------------------------------

         The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
              (DOLLARS ROUNDED TO 000'S, EXCEPT PER SHARE AMOUNTS)

         asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets in 2004 and 2003.

(14)     Recent Accounting Pronouncements
         --------------------------------

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". Statement of Financial Accounting Standards ("SFAS") No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

         SFAS No. 150 affects the issuer's accounting for three types of freestanding financial statements. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

         Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares.

         SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for the fiscal periods beginning after December 15, 2004.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS No.151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight,

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
              (DOLLARS ROUNDED TO 000'S, EXCEPT PER SHARE AMOUNTS)

         handling costs and wasted material (spoilage). In addition, SFAS No.151 requires the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will be effective for the Company beginning in 2005. In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-Monetary Assets, an Amendment of Accounting Principles Board ("APB") No. 29". SFAS No. 153 amends APB Opinion No. 29, "Accounting for Non-Monetary Transactions". Earlier guidance had been based on the principle that exchanges of non-monetary assets should be based on the fair value of the assets exchanged and APB No. 29 included certain exceptions to this principle. However, FASB 153 eliminated the specific exceptions for non-monetary exchanges with a general exception rule for all exchanges of non-monetary assets that do not have commercial and economic substance. A non-monetary exchange has commercial substance only if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005.

         In December 2004, the FASB issued a revised SFAS No. 123, "Accounting for Stock-Based Compensation", which supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS No. 153 (R) requires a public entity to recognize and measure the cost of the employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide services in exchange for the award- the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement shall be effective the first interim or annual reporting period that begins after December 15, 2005 for small business public entities and nonpublic companies.

         The implementation of the above pronouncements is not expected to have a material effect on the Company's consolidated financial statements.

(15)     Reclassifications
         -----------------

         Certain amounts from prior years have been reclassified to conform to current year presentations.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
              (DOLLARS ROUNDED TO 000'S, EXCEPT PER SHARE AMOUNTS)


NOTE C - CONCENTRATION OF CREDIT RISK

         Five customers accounted for the total revenue/other income for the year end December 31, 2004. One customer accounted for the total revenue/other income for the year end December 31, 2004 and 2003.

NOTE D - FIXED ASSETS

         Fixed assets as of December 31, 2004 consists of:

                   Machinery and equipment               $        351,000
                   Furniture and fixtures                          12,000
                   Auto                                            12,000
                                                         ----------------

                   Total cost                                     375,000
                   Less accumulated depreciation                  340,000
                                                         ----------------

                   Fixed assets, net                     $         35,000
                                                         ================

         Included in depreciation expense for the years ended December 31, 2004 and 2003 is depreciation of equipment under capital leases of $9,000 and $19,000, respectively. Accumulated depreciation relating to equipment under capital leases aggregated $138,000 as of December 31, 2004. The net book value of equipment under capital leases amounted to $0 as of December 31, 2004.

         Depreciation expense for the years ended December 31, 2004 and 2003 amounted to $11,000 and $32,000, respectively.

NOTE E - RELATED PARTY TRANSACTIONS

         For the year ended December 31, 2004, the Company incurred consulting expenses from the chief executive officer and majority stockholder of the Company of $165,000.

NOTE F - CAPITAL TRANSACTIONS

(1)      Common Stock:
         --------------

         During 2003, the Company issued 1,285,002 shares of common stock at $0.60 per share in connection with private placement transactions. In connection with these transactions the Company issued warrants to purchase 1,285,002 shares of common stock exercisable at $1.00 per share for a period of five years from the date of each closing.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
              (DOLLARS ROUNDED TO 000'S, EXCEPT PER SHARE AMOUNTS)

         During 2003 the Company issued 130,000 shares of common stock for consulting services valued at $171,000. Such amount was recorded as a charge to operations in 2003.

         On January 15, 2004, the Company issued options to purchase an aggregate of 1,394,666 shares of common stock to the Company's chief executive officer, one employee and one consultant, in consideration for such individuals accrued compensation in the aggregate amount of $370,000. Options to purchase 697,333 shares of our common stock are exercisable at $0.60 and options to purchase 697,333 shares of our common stock are exercisable at $1.00. The options are exercisable for a period of five years commencing January 15, 2004. The Company estimated the fair value of the stock options at the grant date by using the Black-Scholes option-pricing model, with the following weighted average assumptions: no dividend yield for all years, expected volatility of 80%, risk-free interest rate of 4% and an expected life of 5 years, resulting in a fair value of $747,000, and additional compensation expense of $377,000.

         In January 2004, the Company issued 170,000 shares of common stock to a consultant valued at $138,000 based on the closing market price of the Company's common stock on the date of the agreement. This amount is being amortized over the life of the consulting agreement, one year resulting in consulting expense of $127,000 in 2004. The remaining unamortized balance of $11,000 is presented in the consolidated balance sheet as deferred compensation as a component of stockholders' equity.

         In January 2004, the Company closed a private placement which commenced in 2003. Under the private placement the Company sold an aggregate of 61,666 shares of restricted common stock at $0.60 per share plus warrants to purchase 61,666 shares of common stock at an exercise price of $1.00 per share to four investors for proceeds of $37,000 during the three months ended June 30, 2004. The warrants are exercisable for a period of five years from the date of closing.

         On February 18, 2004, the Company issued options to purchase an aggregate of 30,000 shares of common stock exercisable at $0.71 per share to three individuals as consideration for joining the Company's advisory committee. The options are exercisable until February 18, 2006. The Company estimated the fair value of the stock options at the grant date by using the Black-Scholes option-pricing model, with the following weighted average assumptions: no dividend yield for all years, expected volatility of 80%, risk-free interest rate of 4% and an expected life of 2 years, resulting in a fair value of $18,000. This amount was expensed in 2004.

         In February 2004, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 243,200 shares of common stock issued in 2000 for a period of one year. The warrants now expire in February 2006.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
              (DOLLARS ROUNDED TO 000'S, EXCEPT PER SHARE AMOUNTS)


         In February 2004, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 200,000 shares of common stock issued in 2001 for a period of one year. The warrants now expire in April 2005.

         During January and February 2004, the Company issued convertible notes to three individuals in the aggregate amount of $250,000 through a convertible note agreement whereby the notes automatically convert into securities of the Company pursuant to the terms of a private placement initiated in March 2004. Effective May 5, 2004, the notes converted into 250,000 units described below.

         From May 2004 through August 2004, the Company sold an aggregate of 1,935,000 units of securities to 41 investors for gross proceeds of $1,451,000 under the private placement. The Company has paid a placement agent a commission of 10% of the gross proceeds and a non-accountable expense allowance of 3% of the gross proceeds and issued the placement agent warrants to purchase six shares of common stock (three shares at $0.75 and three shares at $1.00) for each 20 units sold in the offering. Each unit consisted of one share of restricted common stock at $0.75 per share and one warrant to purchase one share of common stock at $1.00 per share. The warrants are exercisable for a period of five years from the date of closing.

         On June 30, 2004, the Company issued 7,100 shares of our common stock to an individual in consideration for services rendered. The number of shares issued was based on the fair value of the consulting services. The Company has expensed $6,000 in 2004.

         In July 2004, the Company issued 100,000 shares of common stock, pertaining to a 2001 offering that were recorded as stock to be issued at December 31, 2003.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
              (DOLLARS ROUNDED TO 000'S, EXCEPT PER SHARE AMOUNTS)

(1)      Options
         -------

         Information with respect to employee stock options outstanding and employee stock options exercisable at December 31, 2004 is as follows:

                                                                                                          Weighted Average
                                        Options                   Vested         Exercise Price Per       Exercise Price Per
                                       Outstanding                Shares            Common Share          Option Outstanding
                                   ------------------      ------------------- ---------------------     --------------------
Balance, December 31, 2002                  2,245,000      $         1,115,000         $0.15 - $0.77                    $0.21
Granted/vested during the year                 10,000                1,120,000                 $1.00                    $1.00
                                   ------------------      ------------------- ---------------------     --------------------

Balance, December 31, 2003                  2,255,000                2,235,000        $0.150 - $1.00                    $0.21
Granted/vested during the year              1,424,666                1,424,666         $0.15 - $1.00                    $0.79
                                   ------------------      -------------------

Balance, December 31, 2004                  3,679,666                3,659,666         $0.15 - $1.00                    $0.52
                                   ==================      ===================

The following table summarizes information about the stock options outstanding at December 31, 2004:

                                 Options Outstanding                                           Options Exercisable
   -------------------------------------------------------------------------------      ----------------------------------
                                                    Weighted
                                                     Average           Weighted              Number            Weighted
                              Number                Remaining           Average          Exercisable at        Average
         Exercise         Outstanding at           Contractual         Exercise           December 31,         Exercise
           Price         December 31, 2004            Life               Price                2004              Price
   ------------------    ------------------      ----------------    -------------      ---------------      -------------
   $            0.30               45,000                   0.87     $        0.30               45,000      $       0.30
   $            0.77              200,000                   3.13     $        0.77              200,000      $       0.77
   $            0.15            2,000,000                   2.55     $        0.15            2,000,000      $       0.15
   $            1.00               10,000                   1.00     $        1.00               10,000      $       1.00
   $            0.60              697,333                   4.13     $        0.60              697,333      $       0.60
   $            1.00              697,333                   4.13     $        1.00              697,333      $       1.00
   $            0.71               30,000                   1.00     $        0.71               30,000      $       0.71
                         ----------------                                               ---------------
                                3,679,666                                                     3,679,666
                         ================                                               ===============

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
              (DOLLARS ROUNDED TO 000'S, EXCEPT PER SHARE AMOUNTS)


(3)      Warrants
         --------

                                         Number                    Range of                  Number
                                      Outstanding              Exercise Price             Exercisable
                                   ------------------      -----------------------     ------------------
Balance,
December 31, 2002                  $        1,477,200            $1.00 - $9.00                  1,477,200
Issued                                      1,585,002                    $1.00                  1,385,002
                                   ------------------                                  ------------------

Balance, December 31, 2003                  3,062,202            $1.00 - $9.00                  2,862,202
Issued                                      2,527,165            $0.75 - $1.00                  2,527,165
                                   ------------------                                  ------------------

Balance, December 31, 2004                  5,589,367            $0.75 - $9.00                  5,389,367
                                   ==================                                  ==================

NOTE G -   INCOME TAXES

         The significant components of the Company's deferred tax asset and liabilities as of December 31, 2004 are as follows:

         Deferred income tax assets:
            Net operating losses carryforwards                  $         4,572,000
            Tax credits                                                     202,000
         Deferred income tax liabilities:
            Depreciation                                                     (5,000)
                                                                -------------------
                                                                          4,769,552

         Valuation allowance                                             (4,769,552)
                                                                -------------------
         Net deferred tax asset                                 $                --
                                                                ===================

         The significant components of the benefit for income taxes for the year ended December 31, 2004 is follows:

                                                                       2004
                                                                -----------------
         Deferred:
           Federal                                              $       1,750,000
           State                                                          251,000
           Change in valuation allowance                               (2,001,000)
                                                                -----------------
                Total deferred income taxes                     $              --
                                                                =================

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
              (DOLLARS ROUNDED TO 000'S, EXCEPT PER SHARE AMOUNTS)


         As of December 31, 2004, the Company has net operating loss carryforwards of approximately $4,752,000 for federal income tax purposes, which expire 2017 through 2024. These net operating loss carryforwards may be limited due to a change of control.

NOTE H - COMMITMENTS AND CONTINGENCIES

(1)    Employment Agreements
       ---------------------

       The Company entered into an employment agreement dated January 17, 2002 with an individual to serve as the Vice President and Director of Business Development. The agreement provides for a contingent bonus to be paid to this employee in the amount of $300,000 to improve the financial condition of the Company. Such bonus is payable upon the Company obtaining a total of $3 million of financing or when revenue exceeds $1 million. In 2002, this individual was granted stock options to purchase 2 million shares of common stock with an exercise price of $0.15 per share. The market price at the date of grant was $0.12 per share.

       The Company hired two employees under employment agreements that commenced in January 2003. The combined salaries for 2003 are $215,000 subject to annual increases beginning in 2004. Both agreements have a term of 5 years. One agreement provided for the granting of up to 300,000 cashless exercise warrants to purchase common stock at $1 per share which may result in a significant charge to operations in the future. This agreement was terminated by mutual agreement on December 31, 2004, and only 150,000 warrants were vested and are exercisable. The Company entered into a consultant agreement with this individual as described in
       Note I (1). The other agreement provides for the granting of 10,000 stock options to purchase common stock at $1 per share exercisable ratably over two years from the date of grant.

(2)    Operating Lease
       ---------------

       The Company leases office and warehouse space in Ft. Lauderdale, Florida under a business lease agreement for a three-year term ending in August 2007. Minimum future lease payments for the next three years are as follows:

                 Year Ending December 31,              Amount
                 ------------------------      ---------------------
                         2005                  $              63,700
                         2006                                 63,700
                         2007                                 42,467
                                               ---------------------
                                               $             169,867
                                               =====================

         Rent expense charged to operations amounted to $62,000 and $60,000 in 2004 and 2003, respectively.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
              (DOLLARS ROUNDED TO 000'S, EXCEPT PER SHARE AMOUNTS)


NOTE I - SUBSEQUENT EVENTS

(1)    Stock Options
       -------------

       In January 2005, the Company entered into a consultant contract agreement with its former chief operating officer, ("COO") who was terminated by mutual agreement on December 31, 2004 (See Note H (1)). Pursant to this agreement, the former COO will provide marketing and consulting services for a period of one year and will receive 50,000 cashless options to purchase common stock of an exercise price of $1.00 per share in addition to cash compensation for his services rendered.

(2)    Sale of Product
       ---------------

       In February 2005, the Company sold a Voraxial(R) 4000 Separator to a mining company.

(3)    Exercise of Warrants
       --------------------

       In February 2005, the Board of Directors of Enviro offered to the holders of an aggregate of 4,514,997 common stock purchase warrants (the "Warrants"), which were sold by the Company under various private placements from February 2000 through August 2004 pursuant to private placement transactions.

       o To temporarily reduce the exercise price of the Warrants to $0.40 per share; for a period of 60 days and

       o The reduction in the exercise price will commence on the date the materials relating to the Offer are first sent to the holders, which is February 16, 2005, through April 19, when the Offer shall be terminated and the per share exercise price shall revert to the original prices which range from $1 to $4.