Form 10QSB
period 2005-03-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2005-05-25
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2005, we had 17,676,402 shares of our Common Stock outstanding.


Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [X]


                                                    INDEX

PART I.      CONSOLIDATED CONDENSED FINANCIAL INFORMATION                                                        3

Item 1.      Consolidated Condensed Financial Statements..............................................           3

             Basis of Presentation....................................................................           3

             Condensed Consolidated Balance Sheet - March 31, 2005 (Unaudited)........................           4

             Condensed Consolidated Statements of Operations for the
                Three Months Ended March 31, 2005 and 2004 (Unaudited)................................           5

             Condensed Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 2005 and 2004 (Unaudited)................................           6

             Notes to Condensed Consolidated Financial Statements (Unaudited).........................           7

Item 2.      Management's Discussion and Analysis and Plan of
             Operation................................................................................           11

Item 3.      Controls and Procedures..................................................................           13


PART II.     OTHER INFORMATION                                                                                   14

Item 1.      Legal Proceedings........................................................................           14
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds..............................           14
Item 3.      Default Upon Senior Securities...........................................................           14
Item 4.      Submission of Matters to a Vote of Securities............................................           14
Item 5.      Other Information........................................................................           14
Item 6.      Exhibits.................................................................................           14

Signatures   .........................................................................................           14

PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements of Enviro Voraxial Technology, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2004 found in the Company's Form 10-KSB.

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

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
              (DOLLARS ROUNDED TO 000's, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                     ASSETS
                                     ------

                                                                                           March 31, 2005
                                                                                           --------------

Current Assets:
         Cash and cash equivalents                                                          $     41,000
         Inventory                                                                               126,000
         Prepaid insurance                                                                        25,000
                                                                                            ------------

                  Total Current Assets                                                           192,000

Fixed assets, net                                                                                 39,000
Other assets                                                                                      10,000
                                                                                            ------------

Total Assets                                                                                $    241,000
                                                                                            ============

                                   LIABILITIES
                                   -----------

Current liabilities:

         Deposits from customers                                                                  58,000
         Accounts payable and accrued expenses                                                   242,000
                                                                                            ------------
                  Total Current Liabilities                                                 $    300,000
                                                                                            ============

Commitments and Contingencies

                            STOCKHOLDERS' DEFICIENCY
                            ------------------------

Capital stock, par value $.001 par value:
         Preferred stock, voting, 8% noncumulative, convertible,
         authorized 7,250,000 shares, issued and outstanding - None                                   --
         Common stock, authorized 42,750,000 shares,
         17,676,402 shares issued and outstanding                                                 18,000
Additional paid-in capital                                                                     4,974,000
Deferred consulting expense                                                                      (16,000)
Accumulated deficit                                                                           (5,035,000)
                                                                                            ------------
Total Stockholders' Deficiency                                                                   (59,000)
                                                                                            ------------
Total Liabilities and Stockholders' Deficiency                                              $    241,000
                                                                                            ============











See accompanying notes to condensed consolidated financial statements

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLARS ROUNDED TO 000's, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                      For the Three Months
                                                         Ended March 31,
                                                         ---------------

                                                      2005              2004
                                                      ----              ----
Revenue
     Product                                      $         --     $         --
     Rental income                                          --            1,000
     Contract revenue                                       --            1,000
                                                  ------------     ------------
     Total Revenue                                          --            2,000
                                                  ------------     ------------

Cost of goods sold
     Product                                                --               --
     Contract revenue                                       --               --
                                                  ------------     ------------
                                                            --               --

Gross profit                                                --            2,000
                                                  ------------     ------------


Operating expenses:
     General and administrative                        125,000          510,000
     Research and development                          119,000          143,000
                                                  ------------     ------------
         Total operating expenses                      244,000          653,000
                                                  ------------     ------------


Loss from operations                                  (244,000)        (651,000)
                                                  ------------     ------------

Other expenses (income)
     Interest expense                                       --            4,000
                                                  ------------     ------------
         Total Other Expenses                               --            4,000
                                                  ------------     ------------

Net loss                                          $   (244,000)    $   (655,000)
                                                  ============     ============

Basic and diluted loss per common share           $       (.01)    $       (.04)
                                                  ============     ============

Weighted average number of common
     shares outstanding basic and diluted           17,676,402       15,531,830
                                                  ============     ============












See accompanying notes to condensed consolidated financial statements

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              (DOLLARS ROUNDED TO 000's, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                              For the Three Months
                                                                                 Ended March 31,
                                                                                 ---------------
                                                                               2005         2004
                                                                               ----         ----
Cash Flows From Operating Activities:
     Net loss                                                                $(244,000)   $(655,000)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation                                                            2,000        3,000
         Additional compensation for options issued in excess
           of accrued compensation                                                  --      337,000
         Amortization of deferred compensation                                  16,000       42,000
         Changes in operating assets and liabilities:
         Accounts receivable                                                        --       (4,000)
         Inventory                                                             (47,000)          --
         Prepaid insurance                                                     (22,000)     (25,000)
         Accounts payable and accrued expenses                                  73,000       15,000
         Deposits from customers                                                48,000           --
                                                                             ---------    ---------
              Net cash used in operating activities                           (174,000)    (287,000)
                                                                             ---------    ---------

Cash Flows From Investing Activities

     Additions to fixed assets                                                  (6,000)          --
                                                                             ---------    ---------

              Net cash used in investing activities                             (6,000)          --
                                                                             ---------    ---------

Cash Flows From Financing Activities:

     Net proceeds from issuance of common stock                                     --       37,000
     Notes payable                                                                  --      250,000
     Payments of obligations under capital leases                                   --       (8,000)
                                                                             ---------    ---------

              Net cash used in financing activities                                 --      279,000
                                                                             ---------    ---------

Decrease in cash and cash equivalents                                         (180,000)      (8,000)

Cash and cash equivalents, beginning of period                                 221,000      150,000
                                                                             ---------    ---------

Cash and cash, equivalents, end of period                                    $  41,000    $ 142,000
                                                                             =========    =========

Supplemental disclosures of cash flow information:
     Cash paid for interest                                                  $      --    $   4,000
     Common stock for services                                               $      --    $ 138,000
     Options issued in settlement of accrued expenses                        $      --    $ 370,000









See accompanying notes to condensed consolidated financial statements

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS ROUNDED TO 000's, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


NOTE A - ORGANIZATION AND OPERATIONS

Enviro Voraxial Technology, Inc. and subsidiary (the "Company") is a provider of environmental and industrial separation technology. The Company has developed and patented the Voraxial(R) Separator, which is a technology that efficiently separates solids and liquids with distinct specific gravities. The Voraxial(R) Separator is a continuous flow turbo machine that separates a mixture of fluids or fluids and solids at extremely high flow rates while achieving very high levels of purity through the utilization of a strong centrifugal force or vortex. The scalability, efficiency and effectiveness of the Voraxial(R) Separator make the technology universal to any industry requiring the separation of liquids and/or liquids and solids, regardless of the quantity needed to be processed. Potential commercial applications and markets include pre-treatment of wastewater (headworks) at municipal wastewater facilities, exploration and production, oil/water separation, and environmental cleanup.

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

The Company may be unable to continue as a going concern, given its limited operations and revenues and its significant losses to date. Since 2001, the Company has encountered greater expenses attributed to the development of the Voraxial(R) Separator and has had limited sales revenues from this development. Consequently, the Company's working capital may be insufficient and its operating costs may exceed those experienced in prior years. In light of these recent developments, the Company may be unable to continue as a going concern. However, the Company believes that the exposure received in the past year for the Voraxial(R) Separator has positioned the Company to generate sales and that will provide it with sufficient working capital. The Company intends to fund current working capital requirements through third party financing, including the private placement of securities. However, the Company cannot provide any assurances that it will be able to obtain adequate financing. If the Company is unable to obtain adequate financing, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities. As a result of the above, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS ROUNDED TO 000's, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of Consolidation:

The condensed consolidated financial statements as of March 31, 2005 include the accounts of the parent company, Enviro Voraxial Technology, Inc., and its wholly owned inactive subsidiary, Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated

[2] Use of Estimates:

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

[3] Fair Value of Financial Instruments:

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, customer deposits and accounts payable and accrued expenses as of March 31, 2005 approximate their fair values because of their relativity short-term nature.

[4] Interim Financial Statements:

Financial statements as of March 31, 2005 are unaudited but in the opinion of management the financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of financial position and the comparative results of operation. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.

[5] Net Loss Per Share:

Basic and diluted loss per share has been computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. The warrants and options have been excluded from the calculation since it would be anti-dilutive. Such equity instruments may have a dilutive effect in the future and include the following potential common shares:

                           Warrants                          5,598,695
                           Stock options                     4,054,666
                                                             ---------
                                                             9,553,361
                                                             ---------

[6] Stock-based Compensation:

The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB" Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS ROUNDED TO 000's, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which was released in December 2002 as an amendment to SFAS No. 123. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards.

                                                  Three months ended March 31,
                                                       2005           2004
                                                       ----           ----
Reported net loss                                    $  (244,000)   $ (655,000)
Stock-based employee compensation expense included
  in reported net loss, net of related tax effects            --       146,000
Stock-based employee compensation determined under
  the fair value based method                                 --      (191,000)
                                                     -----------    ----------

Pro forma net loss                                   $  (244,000)   $ (700,000)
                                                     ===========    ==========
Basic and diluted loss per common share:
  As reported                                        $      (.01)   $     (.04)
                                                     ===========    ==========

  Pro forma                                          $      (.01)   $     (.05)
                                                     ===========    ==========

NOTE C - EQUITY TRANSACTIONS

On February 16, 2005 the Company reduced the exercise price of 4,514,997 of the Company's outstanding common stock purchase warrants to $0.40 per share for a period of 60-days. These warrants were issued from February 2000 through August 2004 to accredited investors in private placement transactions exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D of Rule 506. Each warrant is exercisable to purchase one share of our restricted common stock at exercise prices ranging from $1.00 to $4.00 per share. Subsequent to the 60-day period, the exercise price of the warrants will revert to the original exercise price per share until the expiration date of the warrants. No other terms of the warrants were modified or changed as a result of the reduction in the exercise price. Proceeds from the exercised warrants, if any, will be used for working capital purposes. No warrants were exercised for the three months ended March 31, 2005.

In January 2005, the Company entered into a one-year consulting agreement with its former Chief Operating Officer for engineering design, marketing and sales of Company products and services. Pursuant to this agreement, the Company granted 50,000 warrants to this individual. These warrants vest equally in 12 traunches over a period of one year commencing in January, 2005 and expire in January 2008. The Company estimated the fair value of the warrants at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 133%; risk-free interest rate of 3% and an expected life of 3 years, resulting in a fair value of approximately $21,000. The amount is being amortized over the life of the agreement resulting in consulting expense of approximately $5,000 for the three months ended March 31, 2005. The remaining unamortized balance of $16,000 is included in the condensed consolidated balance sheet as deferred consulting expense.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS ROUNDED TO 000's, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE D - DEPOSITS FROM CUSTOMERS

In February 2005, the Company received approximately $48,000 from a customer as an advance on a Voraxial(R) 4000 Separator, which is currently being manufactured in accordance to the customer's specifications.

NOTE E - SUBSEQUENT EVENTS

Subsequent to March 31, 2005, the Company received subscriptions from four accredited investors to purchase an aggregate of 343,333 shares of the Company's restricted common stock. The Company received proceeds of $137,333 from the sales of stock to these individuals. The securities were sold pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

General

Forward-Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Enviro Voraxial(R) Technology is referred to herein as "the Company", "we" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Application of Critical Accounting Policies

The Company's consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of these significant accounting policies can be found in Note B to the Company's financial statements in the Company's 2004 Annual Report on Form 10-KSB. The Company has not adopted any significant new policies during the quarter ended March 31, 2005.

Among the significant judgments made in preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and adjustments of inventory valuations. These adjustments are made each quarter in the ordinary course of accounting.

Results of Operations for the Three Months ended March 31, 2005 and 2004:

Revenue

Our revenues were $-0- for the three months ended March 31, 2005 as compared to $2,000 for the three months ended March 31, 2004. The Company continues to focus on its sales and marketing program for the Voraxial(R) Separator and management believes such efforts will result in increasing revenues in 2005.

Research and Development Expenses

Research and Development expenses decreased by 17% to $119,000 for the three months ended March 31, 2005, down from $143,000 for the previous three months ended March 31, 2004. Although the Company has finalized the development of the Voraxial(R) Separator, we targeted expenditures for specific industry applications for the technology during the three months ended March 31, 2005.

General and Administrative Expenses

General and Administrative expenses decreased by 75% to $125,000 for the three months ended March 31, 2005 down from $510,000 for the three months ended March 31, 2004. In the quarter ended March 31, 2004 certain non-cash equity transactions resulted in $350,000 of charges for services provided. We are focusing our efforts on marketing of the Voraxial(R) Separator.

Liquidity and Capital Resources:

For the three months ended March 31, 2005 our working capital decreased by $232,000 to a deficiency of $108,000 from a December 31, 2004 working capital balance of $124,000. This decrease was represented by a decrease in cash of $180,000, an increase in inventory of $47,000, an addition of prepaid insurance of $22,000 and an increase in other current liabilities of $121,000.

Operating at a loss for the three months ended March 31, 2005, negatively impacted our cash position. We anticipate generating positive cash flow from the Voraxial(R) Separator by the end of 2005. To the extent such revenues and corresponding cash flows do not materialize, we will require infusion of capital to sustain our operations. We cannot be assured that we will generate revenues or that the level of any future revenues will be self sustaining. Furthermore, we cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.

The Company intends to fund current working capital requirements through third party financing, including the private placement of securities. However, the Company cannot provide any assurances that it will be able to obtain adequate financing. If the Company is unable to obtain adequate financing, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities. Subsequent to the period covered by this report, the Company sold an aggregate of 343,333 shares of its common stock to four investors and received proceeds of $137,333. Such proceeds will be used to fund working capital requirements.

Continuing Losses

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Since 2001, we have encountered greater expenses in the development of our Voraxial(R) Separators and have had limited sales income from this development. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern. However, we believe that the exposure received in the past year for the Voraxial Separator has positioned the Company to begin generating sales and supply us with sufficient working capital. As a result of the above, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in internal controls

There were no changes in our internal controls or in other factor during the period covered by this report that have materially affected, or is likely to materially affect the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        In January 2005, the Company entered into a one year consultant contract agreement with its former chief operating officer, who was terminated by mutual agreement on December 31, 2004. Pursuant to this agreement, the former officer will provide marketing and consulting services for a period of one year. Under the agreement the Company issued 50,000 cashless warrants to purchase common stock of an exercise price of $1.00 per share. The warrants were issued under the exemption from registration provided by Section 4(2) of the Securities Act. The warrants contain a legend restricting their transferability absent registration or applicable exemption. The former officer had access to current information concerning the Company at the time the warrants were issued.

        On February 16, 2005, the Company reduced the exercise price of 4,514,997 of its outstanding common stock purchase warrants to $0.40 per share for a period of 60 days. These warrants were issued from February 2000 through August 2004 to accredited investors in private placement transactions exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D of Rule 506. Each warrant was originally issued and exercisable to purchase one share of the Company's restricted common stock at exercise prices ranging from $1.00 to $4.00 per share. Subsequent to the 60 day period, the exercise price of the warrants reverted to the original exercise price per share. No warrants were exercised during the three months ended March 31, 2005.

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

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

Enviro Voraxial Technology, Inc.


By: /s/ Alberto DiBella
    -------------------
    Alberto DiBella
    Chief Executive Officer and
    Principal Financial Officer

DATED:  May 14, 2005