Form 10QSB
period 2005-06-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2005-08-18
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2005

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


                ------------------------------------------------
              (Former Name, former address and former fiscal year,
                         if changed since last Report.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 30, 2005, we had 18,857,235 shares of our Common Stock outstanding.


Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [X]

                                      INDEX
                                      -----
                                                                                                                Page
                                                                                                                ----
PART I.      CONSOLIDATED CONDENSED FINANCIAL INFORMATION
-------      --------------------------------------------

Item 1.      Consolidated Condensed Financial Statements..............................................           3

             Condensed Consolidated Balance Sheet - June 30, 2005 (Unaudited).........................           3

             Condensed Consolidated Statements of Operations for the
                Three and Six Months Ended June 30, 2005 and 2004 (Unaudited).........................           4

             Condensed Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 2005 and 2004 (Unaudited)...................................           5

             Notes to Condensed Consolidated Financial Statements (Unaudited).........................          6-9

Item 2.      Management's Discussion and Analysis and Plan of
                Operation.............................................................................           10

Item 3.      Controls and Procedures..................................................................           12

PART II.     OTHER INFORMATION
--------     -----------------

Item 1.      Legal Proceedings........................................................................           14
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds..............................           14
Item 3.      Default Upon Senior Securities...........................................................           15
Item 4.      Submission of Matters to a Vote of Securities............................................           15
Item 5.      Other Information........................................................................           15
Item 6.      Exhibits.................................................................................           15

Signatures   .........................................................................................           16

PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)


                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
              (DOLLARS ROUNDED TO 000's, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                     ASSETS
                                     ------

                                                                                           June 30, 2005
                                                                                           -------------
Current Assets:
         Cash and cash equivalents                                                           $   256,000
         Inventory                                                                               126,000
         Prepaid insurance                                                                        17,000
         Deferred consulting expense                                                              30,000
                                                                                             -----------

                  Total Current Assets                                                           429,000


Fixed assets, net                                                                                  6,000
Other assets                                                                                      10,000
                                                                                             -----------

Total Assets                                                                                 $   445,000
                                                                                             ===========

                                   LIABILITIES
                                   -----------

Current liabilities:
                  Accounts payable and accrued expenses                                      $   321,000
                                                                                             -----------
                  Total Current Liabilities                                                      321,000
                                                                                             -----------


                              STOCKHOLDERS' EQUITY
                              --------------------

Capital stock, par value $.001 par value:
Preferred stock, voting, 8% noncumulative, convertible,
authorized 7,250,000 shares, issued and outstanding - None                                            --
Common stock, authorized 42,750,000 shares,
17,676,402 shares issued and outstanding                                                          18,000
Common stock to be issued, (1,180,833 shares)                                                    469,000
Additional paid-in capital                                                                     4,974,000
Deferred costs                                                                                   (53,000)
Accumulated deficit                                                                           (5,284,000)
                                                                                             -----------
Total Stockholders' Equity                                                                       124,000
                                                                                             -----------

Total Liabilities and Stockholders' Equity                                                   $   445,000
                                                                                             ===========






      See accompanying notes to condensed consolidated financial statements

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLARS ROUNDED TO 000's, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                        For the Three Months           For the Six Months
                                                           Ended June 30,                 Ended June 30
                                                           --------------                 -------------
                                                       2005            2004           2005             2004
                                                       ----            ----           ----             ----
Revenue
     Product                                       $    120,000    $         --    $    120,000    $      1,000
     Rental income                                           --          10,000              --          11,000
                                                   ------------    ------------    ------------    ------------

     Total revenue                                      120,000          10,000         120,000          12,000
                                                   ------------    ------------    ------------    ------------

Cost of goods sold
     Product                                             34,000              --          34,000              --
                                                   ------------    ------------    ------------    ------------


Gross profit                                             86,000          10,000          86,000          12,000
                                                   ------------    ------------    ------------    ------------


Operating expenses:
     General and administrative                         128,000         192,000         253,000         702,000
     Research and development                           209,000         160,000         328,000         303,000
                                                   ------------    ------------    ------------    ------------
     Total operating expenses                           337,000         352,000         581,000       1,005,000
                                                   ------------    ------------    ------------    ------------


Loss from operations                                   (251,000)       (342,000)       (495,000)       (993,000)
                                                   ------------    ------------    ------------    ------------

Other expenses (income)
     Gain on sale of equipment                           (2,000)             --          (2,000)             --
     Interest expense                                        --           2,000              --           6,000
                                                   ------------    ------------    ------------    ------------
     Total Other Expenses (Income)                       (2,000)          2,000          (2,000)          6,000
                                                   ------------    ------------    ------------    ------------

Net loss                                           $   (249,000)   $   (344,000)   $   (493,000)   $   (999,000)
                                                   ============    ============    ============    ============

Basic and diluted loss per common share            $       (.01)   $       (.02)   $       (.03)   $       (.06)
                                                   ============    ============    ============    ============


Weighted average number of common
     shares outstanding - basic and diluted          18,279,323      16,726,457      17,979,529      16,179,144
                                                   ============    ============    ============    ============









      See accompanying notes to condensed consolidated financial statements

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              (DOLLARS ROUNDED TO 000's, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                               For the Six Months
                                                                                  Ended June 30,
                                                                                  --------------
                                                                               2005           2004
                                                                               ----           ----
Cash Flows From Operating Activities
     Net loss                                                              $  (493,000)   $  (999,000)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
         Depreciation                                                            2,000          5,000
         Gain on sale of equipment                                              (2,000)
         Additional compensation for options issued in excess
            of accrued compensation                                                 --        337,000
         Amortization of deferred compensation                                  46,000         76,000
         Stock issued for services rendered                                         --          6,000
         Changes in operating assets and liabilities:
         Inventory                                                             (47,000)
         Prepaid insurance                                                     (14,000)       (16,000)
         Deferred costs                                                        (40,000)            --
         Accounts payable and accrued expenses                                 152,000        (71,000)
         Deposits from customers                                               (10,000)            --
                                                                           -----------    -----------
              Net cash used in operating activities                           (406,000)      (662,000)
                                                                           -----------    -----------

Cash Flows From Investing Activities
     Additions to fixed assets                                                  (6,000)            --
     Proceeds from sale of equipment, net                                       35,000             --
                                                                           -----------    -----------
              Net cash provided by investing activities                         29,000             --
                                                                           -----------    -----------

Cash Flows From Financing Activities
     Net proceeds from issuance of common stock                                412,000      1,017,000
     Notes payable                                                                  --        250,000
     Payments of obligations under capital leases                                   --        (13,000)
                                                                           -----------    -----------
         Net cash provided by financing activities                             412,000      1,254,000
                                                                           -----------    -----------

Net increase in cash and cash equivalents                                       35,000        592,000

Cash and cash equivalents, beginning of period                                 221,000        150,000
                                                                           -----------    -----------

Cash and cash, equivalents, end of period                                  $   256,000    $   742,000
                                                                           ===========    ===========

Supplemental disclosures of cash flow information:
     Cash paid for interest                                                $        --    $     6,000
     Common stock for services                                             $        --    $   145,000
     Options issued in settlement of accrued expenses                      $        --    $   370,000
     Conversion of notes payable to common stock                           $        --    $   250,000




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

The Company may be unable to continue as a going concern, given its limited operations and revenues and its significant losses to date. For the six months ended June 30, 2005 the Company has a net loss of $493,000 and a negative cash flow from operations of $406,000 and as of June 30, 2005, the company has an accumulated deficit of $5,284,000. Since 2001, the Company has encountered greater expenses attributed to the development of the Voraxial(R) Separator and has had limited sales revenues from this development. Consequently, the Company's working capital may be insufficient and its operating costs may exceed those experienced in prior years. In light of these recent developments, the Company may be unable to continue as a going concern. However, the Company believes that the exposure received in the past year for the Voraxial(R) Separator has positioned the Company to generate sales and that will provide it with sufficient working capital. The Company intends to fund current working capital requirements through third party financing, including the private placement of securities. However, the Company cannot provide any assurances that it will be able to obtain adequate financing. If the Company is unable to obtain adequate financing, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities. As a result of the above, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS ROUNDED TO 000's, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of Consolidation

The condensed consolidated financial statements as of June 30, 2005 include the accounts of the parent company, Enviro Voraxial Technology, Inc., and its wholly owned inactive subsidiary, Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

[2]  Use of Estimates

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

[3]  Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, and accounts payable and accrued expenses as of June 30, 2005 approximate their fair values because of their relativity short-term nature.

[4]  Interim Financial Statements

Financial statements as of June 30, 2005 are unaudited but in the opinion of management the financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of financial position and the comparative results of operation. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.

[5]  Net Loss Per Share

Basic and diluted loss per share has been computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. The warrants and options have been excluded from the calculation since it would be anti-dilutive. Such equity instruments may have a dilutive effect in the future and include the following potential common shares:

                           Warrants                               5,648,695
                           Stock options                          4,054,666
                                                                  ---------
                                                                  9,703,361
                                                                  =========

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS ROUNDED TO 000's, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

[6]  Research and Development Expenses

Research and development costs, which consist of travel expenses, consulting fees, subcontractors and salaries are expensed as incurred.

[7]  Stock-based Compensation

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

[8] Inventory

Inventory consists of components for the Voraxial(R) Separator and is priced at lower of first-in, first-out cost or market. Inventory includes components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations.

                                                              Three months ended June 30,       Six months ended June 30
                                                                   2005           2004            2005             2004
                                                                   ----           ----            ----             ----
Reported net loss                                            $     (249,000)   $  (344,000)   $     (493,000)   $  (999,000)
Stock-based employee compensation expense included
  in reported net loss                                                   --             --                --        146,000
Stock-based employee compensation determined under
  the fair value based method                                            --         (5,000)               --       (196,000)
                                                             --------------    -----------    --------------    -----------

Pro forma net loss                                           $     (249,000)   $  (349,000)   $     (493,000)   $(1,049,000)
                                                             ==============    ===========    ==============    ===========
Basic and diluted loss per common share:
  As reported                                                $         (.01)   $      (.02)   $         (.03)   $      (.06)
                                                             ==============    ===========    ==============    ===========

  Pro forma                                                  $         (.01)   $      (.02)   $         (.03)   $       (06)
                                                             ==============    ===========    ==============    ===========

NOTE C - EQUITY TRANSACTIONS

In January 2005 the Company entered into a one-year consulting agreement with its former Chief Operating Officer for engineering design, marketing and sales of Company products and services. Pursuant to this agreement, the Company granted 50,000 warrants to this individual. These warrants vest equally in 12

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS ROUNDED TO 000's, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

traunches over a period of one year commencing in January, 2005 and expire in January 2008. The Company estimated the fair value of the warrants at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 133%; risk-free interest rate of 3% and an expected life of 3 years, resulting in a fair value of approximately $21,000. The amount is being amortized over the life of the agreement resulting in an expense of approximately $11,000 for the six months ended June 30, 2005. The remaining unamortized balance of $10,000 is included in the condensed consolidated balance sheet as deferred costs, a component of stockholders' equity.

On February 16, 2005 the Company reduced the exercise price of 4,514,997 of the Company's outstanding common stock purchase warrants to $0.40 per share for a period of 60-days. These warrants were issued from February 2000 through August 2004 to accredited investors in private placement transactions exempt from registration under Section 4(2) of the Securities Act of 1933. Each warrant is exercisable to purchase one share of the Company's restricted common stock at exercise prices ranging from $1.00 to $4.00 per share. Subsequent to the 60-day period, the exercise price of the warrants reverted to the original price per share until the expiration date of the warrants. No other terms of the warrants were modified or changed as a result of the reduction in the exercise price. None of the warrants have been exercised.


In May 2005, the Company authorized the issuance of 150,000 shares of common stock to a consultant valued at $57,000 based on the closing market price of the Company's common stock on the date of the agreement. In addition, the company paid $40,000 in cash to this consultant. These amounts will be amortized over the life of the consulting agreement of four months, resulting in consulting expense of $25,000 for the six months ended June 30, 2005. The remaining unamortized balance of $30,000, from the $40,000 paid in cash, is presented in the consolidated balance sheet as deferred consulting expense, a current asset. The remaining unamortized balance resulting from the common stock issuance of $43,000 is presented in the consolidated balance sheet as deferred costs, a component of stockholders' equity, and these shares are included as common stock to be issued.

During the three months ended June 30, 2005, the Company received cash from six accredited investors to purchase an aggregate of 1,030,883 shares of the Company's restricted common stock at $0.40 per share for proceeds of $412,333. These shares are included in the consolidated balance sheet as common stock to be issued.

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

Application of Critical Accounting Policies

The Company's consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of these significant accounting policies can be found in Note B to the Company's financial statements in the Company's 2004 Annual Report on Form 10-KSB. The Company has not adopted any significant new policies during the quarter ended June 30, 2005.

Among the significant judgments made in preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and adjustments of inventory valuations. These adjustments are made each quarter in the ordinary course of accounting.

Results of Operations for the Six Months ended June 30, 2005 and 2004:

Revenue

Our revenues were $120,000 for the six months ended June 30, 2005 as compared to $10,000 for the three months ended June 30, 2004. Revenues in 2005 were from the sale of the Voraxial Separator to a customer in the mining industry, while revenues in 2004 were from rental income. The sale was completed after extensive testing by the customer of the Voraxial Separator's efficiency in separating oil from water. Management believes the decision to use the Voraxial was based on efficiency and improved economics for the customer. The Company continues to focus on its sales and marketing program for the Voraxial(R) Separator and management believes such efforts will result in increasing opportunities and revenues in 2005.

Research and Development Expenses

Research and Development expenses increased by 31% to $209,000 for the three months ended June 30, 2005, up from $160,000 for the previous three months ended June 30, 2004. Although the Company has finalized the development of the Voraxial(R) Separator, we targeted expenditures for specific industry applications for the technology, including produced water applications (separation of oil from water) for offshore oil platforms. The Company built and tested units for these applications during the three months ended June 30, 2005.

General and Administrative Expenses

General and Administrative expenses decreased by 33% to $128,000 for the three months ended June 30, 2005 down from $192,000 for the three months ended June 30, 2004. The decrease is principally due to a decrease in salary expense. In an effort to reduce cost, the Company terminated its employment contract and entered into a consulting agreement with its former COO. We are focusing our efforts on marketing of the Voraxial(R) Separator in specific areas and consolidating our expenses.

Results of Operations for the Six Months ended June 30, 2005 and 2004:

Revenue

Our revenues were $120,000 for the six months ended June 30, 2005 from sales of the Voraxial Separator as compared to $12,000 for the six months ended June 30, 2004 of which $11,000 was for rental income. The Company continues to focus on its sales and marketing program for the Voraxial(R) Separator and management believes such efforts will result in increasing revenues in 2005.

Research and Development Expenses

Research and Development expenses increased by 8% to $328,000 for the six months ended June 30, 2005, up from $303,000 for the previous six months ended June 30, 2004. Although the Company has finalized the development of the Voraxial(R) Separator, we targeted expenditures for specific industry applications for the technology and were building test units for these applications during the three months ended June 30, 2005.

General and Administrative Expenses

General and Administrative expenses decreased by 64% to $253,000 for the six months ended June 30, 2005 down from $702,000 for the six months ended June 30, 2004. In the quarter ended March 31, 2004 certain non-cash equity transactions resulted in $350,000 of charges for services provided. The increase was partially offset by the decrease in general and administrative expenses disclosed above. We are presently focusing our efforts on marketing of the Voraxial(R) Separator in specific areas and consolidating our expenses.

Liquidity and Capital Resources:

For the six months ended June 30, 2005 our working capital decreased by $16,000 to a surplus of $108,000 from a December 31, 2004 working capital balance of $124,000. This decrease was represented by an increase in cash of $35,000, an increase in inventory of $47,000, an increase in prepaid insurance of $14,000, an increase in deferred consulting expense of $30,000, and an increase in other current liabilities of $142,000.

Operating at a loss for the six months ended June 30, 2005, negatively impacted our cash position. During the six months ended June 30, 2005, we received an aggregate of $412,333 from a private placement transaction. Such funds were used for working capital purposes. We anticipate generating positive cash flow from the Voraxial(R) Separator. To the extent such revenues and corresponding cash flows do not materialize, we will require infusion of capital to sustain our operations. We cannot be assured that we will generate revenues or that the level of any future revenues will be self-sustaining. Furthermore, we cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.

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

Continuing Losses

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. For the six months ended June 30, 2005 the Company had a net loss of $493,000 and a negative cash flow from operations of $406,000 and as of June 30, 2005, the Company has an accumulated deficit of $5,284,000. Since 2001, we have encountered greater expenses in the development of our Voraxial(R) Separators and have had limited sales income from this development. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern. However, we believe that the exposure received in the past year for the Voraxial Separator has positioned the Company to begin generating sales and supply us with sufficient working capital. As a result of the above, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report, the Company's principal executive officer and principal financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

No change in the Company's internal control over financial reporting occurred during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        In January 2005, the Company entered into a one-year consultant contract agreement with its former chief operating officer, who was terminated by mutual agreement on December 31, 2004. Pursuant to this agreement, the former officer will provide marketing and consulting services for a period of one year. Under the agreement the Company issued 50,000 cashless warrants to purchase common stock of an exercise price of $1.00 per share. The warrants were issued under the exemption from registration provided by Section 4(2) of the Securities Act. The warrants contain a legend restricting their transferability absent registration or applicable exemption. The former officer had access to current information concerning the Company at the time the warrants were issued.

        On February 16, 2005, the Company reduced the exercise price of 4,514,997 of its outstanding common stock purchase warrants to $0.40 per share for a period of 60 days. These warrants were issued from February 2000 through August 2004 to accredited investors in private placement transactions exempt from registration under Section 4(2) of the Securities Act of 1933. Each warrant was originally issued and exercisable to purchase one share of the Company's restricted common stock at exercise prices ranging from $1.00 to $4.00 per share. Subsequent to the 60-day period, the exercise price of the warrants reverted to the original exercise price per share. None of the warrants have been exercised.

        In May 2005, the Company issued 150,000 shares of common stock to a consultant resulting in those shares having a value of $57,000. This value will be amortized over the life of the consulting agreement, four months. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares issued to the consultant contained a legend restricting their transferability absent a registration or exemption. The consultant had access to current information about the Company and had the ability to ask questions about the Company at the time of the execution of the consulting agreement.

        For the three months ended June 30, 2005, the Company received subscriptions from six accredited investors to purchase an aggregate of 1,030,883 shares of the Company's restricted common stock. The Company received proceeds of $412,333 from the sales of stock to these individuals. The securities were sold pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares contained a legend restricting their transferability absent registration or applicable exemption. The investors had access to current information about the Company and had the ability to ask questions about the Company at the time of their investment.

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

Enviro Voraxial Technology, Inc.


By: /s/ Alberto DiBella
   --------------------
   Alberto DiBella
   Chief Executive Officer and
   Principal Financial Officer

DATED:  August 15, 2005