Form 10QSB
period 2005-09-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2005-11-14
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2005
                                               ------------------

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from _______ to _______.

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


               ---------------------------------------------------
              (Former Name, former address and former fiscal year,
                         if changed since last Report.)

Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [X]    No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes [ ]    No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 30, 2005, we had 19,059,735 shares of our Common Stock outstanding.


Transitional Small Business Disclosure Format (Check one): Yes  [ ]    No  [X]

                                            INDEX
                                            -----
                                                                                                             Page
                                                                                                             ----
PART I.      CONDENSED CONSOLIDATED FINANCIAL INFORMATION
------       --------------------------------------------

Item 1.      Condensed Consolidated Financial Statements..............................................        3

             Condensed Consolidated Balance Sheet - September 30, 2005 (Unaudited)....................        3

             Condensed Consolidated Statements of Operations for the
                Three and Nine Months Ended September 30, 2005 and 2004 (Unaudited)...................        4

             Condensed Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 2005 and 2004 (Unaudited).............................        5

             Notes to Condensed Consolidated Financial Statements (Unaudited).........................       6-9

Item 2.      Management's Discussion and Analysis and Plan of
             Operation................................................................................       10

Item 3.      Controls and Procedures..................................................................       12

PART II.     OTHER INFORMATION
-------      -----------------

Item 1.      Legal Proceedings........................................................................       14
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds..............................       14
Item 3.      Default Upon Senior Securities...........................................................       14
Item 4.      Submission of Matters to a Vote of Securities............................................       14
Item 5.      Other Information........................................................................       15
Item 6.      Exhibits.................................................................................       15

Signatures   .........................................................................................       16

PART I.  CONSOLIDATED FINANCIAL INFORMATION
         ----------------------------------
Item 1.  Consolidated Financial Statements (Unaudited)
         ---------------------------------

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
              (DOLLARS ROUNDED TO 000's, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                     ASSETS
                                     ------

                                                                                September 30, 2005
                                                                                ------------------
Current Assets:
         Cash and cash equivalents                                                   $   126,000
         Accounts receivable                                                               8,000
         Inventory                                                                       126,000
         Prepaid insurance                                                                 8,000
                                                                                     -----------

                  Total Current Assets                                                   268,000


Fixed assets, net                                                                          5,000
Other assets                                                                              10,000
                                                                                     -----------

Total Assets                                                                         $   283,000
                                                                                     ===========

                                   LIABILITIES
                                   -----------

Current liabilities:
                  Accounts payable and accrued expenses                              $   387,000
                                                                                     -----------
                  Total Current Liabilities                                              387,000
                                                                                     -----------


                            STOCKHOLDERS' DEFICIENCY
                            ------------------------

Capital stock, par value $.001:
Preferred stock, voting, 8% noncumulative, convertible,
  authorized 7,250,000 shares, issued and outstanding - None                                  --
Common stock, authorized 42,750,000 shares,
  18,707,235 shares issued and outstanding                                                19,000
Common stock to be issued, (352,500 shares)                                              140,000
Additional paid-in capital                                                             5,384,000
Deferred costs                                                                            (5,000)
Accumulated deficit                                                                   (5,642,000)
                                                                                     -----------
Total Stockholders' Deficiency                                                          (104,000)
                                                                                     -----------

Total Liabilities and Stockholders' Deficiency                                       $   283,000
                                                                                     ===========





      See accompanying notes to condensed consolidated financial statements

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLARS ROUNDED TO 000's, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  For the Three Months            For the Nine Months
                                                                   Ended September 30,             Ended September 30,
                                                                 2005             2004            2005            2004
                                                                 ----             ----            ----            ----
Revenue
     Product                                                  $      8,000    $         --    $    128,000    $      1,000
     Rental income                                                      --           2,000              --          13,000
                                                              ------------    ------------    ------------    ------------

     Total revenue                                                   8,000           2,000         128,000          14,000
                                                              ------------    ------------    ------------    ------------
Cost of goods sold
     Product                                                            --              --          34,000              --
                                                              ------------    ------------    ------------    ------------

Gross profit                                                         8,000           2,000          94,000          14,000
                                                              ------------    ------------    ------------    ------------
Operating expenses:
     General and administrative                                    106,000         179,000         359,000         482,000
     Research and development                                      260,000         175,000         588,000         877,000
                                                              ------------    ------------    ------------    ------------
     Total operating expenses                                      366,000         354,000         947,000       1,359,000
                                                              ------------    ------------    ------------    ------------

Loss from operations                                              (358,000)       (352,000)       (853,000)     (1,345,000)
                                                              ------------    ------------    ------------    ------------
Other expenses (income)
     Gain on sale of equipment                                          --              --          (2,000)             --
     Interest expense                                                   --           5,000              --          11,000
                                                              ------------    ------------    ------------    ------------
     Total Other Expenses (Income)                                      --           5,000          (2,000)         11,000
                                                              ------------    ------------    ------------    ------------

Net loss                                                      $   (358,000)   $   (357,000)   $   (851,000)   $ (1,356,000)
                                                              ============    ============    ============    ============

Basic and diluted loss per common share                       $       (.02)   $       (.02)   $       (.05)   $       (.08)
                                                              ============    ============    ============    ============

Weighted average number of common
     shares outstanding - basic and diluted                     18,904,844      17,662,815      18,291,356      16,640,367
                                                              ============    ============    ============    ============

















      See accompanying notes to condensed consolidated financial statements

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              (DOLLARS ROUNDED TO 000's, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)
                                                                                     For the Nine Months
                                                                                     Ended September 30,
                                                                                    2005             2004
                                                                                    ----             ----
Cash Flows From Operating Activities
     Net loss                                                                    $  (851,000)   $(1,356,000)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation                                                                  3,000          8,000
         Gain on sale of equipment                                                    (2,000)            --
         Additional compensation for options issued in excess
           of accrued compensation                                                        --        337,000
         Amortization of deferred compensation                                        84,000        110,000
         Stock issued for services rendered                                            7,000          6,000
         Changes in operating assets and liabilities:
           Accounts receivable                                                        (8,000)            --
           Inventory                                                                 (47,000)            --
           Prepaid insurance                                                          (5,000)        (8,000)
           Accounts payable and accrued expenses                                     215,000       (120,000)
           Deposits from customers                                                    (7,000)         5,000
                                                                                 -----------    -----------
              Net cash used in operating activities                                 (611,000)    (1,018,000)
                                                                                 -----------    -----------

Cash Flows From Investing Activities
     Additions to fixed assets                                                        (6,000)            --
     Proceeds from sale of equipment, net                                             35,000             --
                                                                                 -----------    -----------
              Net cash provided by investing activities                               29,000             --
                                                                                 -----------    -----------

Cash Flows From Financing Activities
     Net proceeds from issuance of common stock                                      487,000      1,071,000
     Notes payable                                                                        --        250,000
     Payments of obligations under capital leases                                         --        (13,000)
                                                                                 -----------    -----------
         Net cash provided by financing activities                                   487,000      1,308,000
                                                                                 -----------    -----------

Net (decrease) increase in cash and cash equivalents                                 (95,000)       290,000

Cash and cash equivalents, beginning of period                                       221,000        150,000
                                                                                 -----------    -----------

Cash and cash, equivalents, end of period                                        $   126,000    $   440,000
                                                                                 ===========    ===========

Supplemental disclosures of cash flow information:
     Cash paid for interest                                                      $        --    $    11,000
     Common stock for services                                                   $    57,000    $   145,000
     Warrants issued for services                                                $    21,000    $        --
     Options issued in settlement of accrued expenses                            $        --    $   370,000
     Conversion of notes payable to common stock                                 $        --    $   250,000







      See accompanying notes to condensed consolidated financial statements

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS ROUNDED TO 000's, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


NOTE A - ORGANIZATION AND OPERATIONS

Enviro Voraxial Technology, Inc. and subsidiary (the "Company") is a provider of environmental and industrial separation technology. The Company has developed and patented the Voraxial(R) Separator, which is a technology that efficiently separates solids and liquids with distinct specific gravities. The Voraxial(R) Separator is a continuous flow turbo machine that separates a mixture of fluids or fluids and solids at high flow rates while achieving high levels of purity through the utilization of a strong centrifugal force or vortex.

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

The Company may be unable to continue as a going concern, given its limited operations and revenues and its significant losses to date. For the nine months ended September 30, 2005 the Company has a net loss of $851,000 and a negative cash flow from operations of $611,000 and as of September 30, 2005, the Company has an accumulated deficit of $5,642,000 and a working capital deficit of $119,000. Since 2001, the Company has encountered greater expenses attributed to the development of the Voraxial(R) Separator and has had limited sales revenues from this development. Consequently, the Company's working capital may be insufficient and its operating costs may exceed those experienced in prior years. In light of these recent developments, the Company may be unable to continue as a going concern. However, the Company believes that the exposure received in the past year for the Voraxial(R) Separator has positioned the Company to generate sales and that will provide it with sufficient working capital. The Company intends to fund current working capital requirements through third party financing, including the private placement of securities. However, the Company cannot provide any assurances that it will be able to obtain adequate financing. If the Company is unable to obtain adequate financing, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities. As a result of the above, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

[1] Principles of Consolidation

The condensed consolidated financial statements as of September 30, 2005 include the accounts of the parent company, Enviro Voraxial Technology, Inc., and its wholly owned inactive subsidiary, Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

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

[3]  Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable and accrued expenses as of September 30, 2005 approximate their fair values because of their relativity short-term nature.

[4]  Interim Financial Statements

Financial statements as of September 30, 2005 are unaudited but in the opinion of management the financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of financial position and the comparative results of operation. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB.

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

                                                           Three months ended                 Nine months ended
                                                              September 30,                      September 30,
                                                              ------------                       -------------
                                                          2005             2004               2005            2004
                                                          ----             ----               ----            ----
Reported net loss                                    $     (358,000)   $  (357,000)     $     (851,000)   $(1,356,000)
Stock-based employee compensation expense included
  in reported net loss                                           --             --                  --        146,000
Stock-based employee compensation determined under
  the fair value based method                                    --         (5,000)                 --       (196,000)
                                                     --------------    -----------      --------------    -----------

Pro forma net loss                                   $      358,000)   $  (362,000)     $     (851,000)   $(1,406,000)
                                                     ==============    ===========      ==============    ===========
Basic and diluted loss per common share:
  As reported                                        $         (.02)   $      (.02)     $         (.05)   $      (.08)
                                                     ==============    ===========      ==============    ===========

  Pro forma                                          $         (.02)   $      (.02)     $         (.05)   $       (08)
                                                     ==============    ===========      ==============    ===========

[8]  Inventory

Inventory consists of components for the Voraxial(R) Separator and is priced at lower of first-in, first-out cost or market. Inventory includes components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations.

[9]  Revenue Recognition

The Company recognizes equipment rental revenue and contract revenue when earned. Shipments of the Voraxial(R) Separator to third parties are recognized as revenue upon customer acceptance. Shipments to third parties in connection with pilot programs are not recognized as revenue and such components are included in inventory as of September 30, 2005.

During the nine months ended September 30, 2005 the Company has recorded revenues of $128,000, which consists of the sale of one Voraxial(R) Separator for $120,000 and the sale of machined items for $8,000. These machined items had been previously written-off as obsolete inventory as of December 31, 2004.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS ROUNDED TO 000's, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


NOTE C - EQUITY TRANSACTIONS

In January 2005 the Company entered into a one-year consulting agreement with its former Chief Operating Officer for engineering design, marketing and sales of Company products and services. Pursuant to this agreement, the Company granted 50,000 warrants to this individual. These warrants vest equally in 12 traunches over a period of one year commencing in January, 2005 and expire in January 2008. The Company estimated the fair value of the warrants at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 133%; risk-free interest rate of 3% and an expected life of 3 years, resulting in a fair value of approximately $21,000. The amount is being amortized over the life of the agreement resulting in an expense of approximately $16,000 for the nine months ended September 30, 2005. The remaining unamortized balance of $5,000 is included in the condensed consolidated balance sheet as deferred costs, a component of stockholders' deficiency.

In May 2005, the Company authorized the issuance of 150,000 shares of common stock to a consultant valued at $57,000 based on the closing market price of the Company's common stock on the date of the agreement. These shares are included in the consolidated balance sheet as common stock to be issued. In addition, the Company paid $40,000 in cash to this consultant. These amounts are amortized over the life of the consulting agreement of four months, resulting in consulting expense of $97,000 for the nine months ended September 30, 2005.

During the nine months ended September 30, 2005, the Company received cash from eight accredited investors to purchase an aggregate of 1,218,333 shares of the Company's restricted common stock at $0.40 per share for proceeds of $487,333. At September 30, 2005 there were 187,500 of these shares included in the consolidated balance sheet as common stock to be issued.

On July 1, 2005, the Company entered into a consulting agreement and agreed to issue 15,000 shares for services performed, which were valued at $7,650. These shares are included in the consolidated balance sheet as common stock to be issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

General

Enviro Voraxial Technology, Inc. and subsidiary (the "Company") is a provider of environmental and industrial separation technology. The Company has developed and patented the Voraxial(R) Separator, which is a technology that efficiently separates solids and liquids with distinct specific gravities. The Voraxial(R) Separator is a continuous flow turbo machine that separates a mixture of fluids or fluids and solids at high flow rates while achieving high levels of purity through the utilization of a strong centrifugal force or vortex. Management of the Company believes the scalability and efficiency of the Voraxial(R) Separator make the technology universal to any industry requiring the separation of liquids and/or liquids and solids, regardless of the quantity needed to be processed. Potential commercial applications and markets include pre-treatment of wastewater (headworks) at municipal wastewater facilities, exploration and production, oil/water separation, and environmental cleanup.

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

Application of Critical Accounting Policies

The Company's consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of these significant accounting policies can be found in Note B to the Company's financial statements in the Company's 2004 Annual Report on Form 10-KSB. The Company has not adopted any significant new policies during the quarter ended September 30, 2005.

Among the significant judgments made in preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and adjustments of inventory valuations. These adjustments are made each quarter in the ordinary course of accounting.

Results of Operations for the three Months ended September 30, 2005 and 2004:

Revenue

Our revenues were $8,000 for the three months ended September 30, 2005 as compared to $2,000 for the three months ended September 30, 2004. Revenues in

2005 were from the sale of machined items, while revenues in 2004 were from rental income. The Company continues to focus on its sales and marketing program for the Voraxial(R) Separator and management believes such efforts will result in increasing opportunities and revenues in 2005.

Research and Development Expenses

Research and Development expenses increased by 49% to $260,000 for the three months ended September 30, 2005, up from $175,000 for the previous three months ended September 30, 2004. Although the Company has finalized the development of the Voraxial(R) Separator, we targeted expenditures for specific industry applications for the technology, including produced water applications (separation of oil from water) for offshore oil platforms. The Company built and tested units for these applications during the three months ended September 30, 2005.

General and Administrative Expenses

General and Administrative expenses decreased by 41% to $106,000 for the three months ended September 30, 2005 down from $179,000 for the three months ended September 30, 2004. The decrease is principally due to a decrease in salary expense. In an effort to reduce cost, the Company terminated its employment contract and entered into a consulting agreement with its former COO. We are focusing our efforts on marketing of the Voraxial(R) Separator in specific areas and consolidating our expenses.

Results of Operations for the Nine Months ended September 30, 2005 and 2004:

Revenue

Our revenues were $128,000 for the nine months ended September 30, 2005 from sales of the Voraxial Separator as compared to $14,000 for the nine months ended September 30, 2004 of which $13,000 was for rental income. The Company continues to focus on its sales and marketing program for the Voraxial(R) Separator and management believes such efforts will result in increasing revenues in 2005.

Research and Development Expenses

Research and Development expenses decreased by 33% to $588,000 for the nine months ended September 30, 2005, down from $877,000 for the previous nine months ended September 30, 2004. Although the Company has finalized the development of the Voraxial(R) Separator, we targeted expenditures for specific industry applications for the technology and were building test units for these applications during the nine months ended September 30, 2005.

General and Administrative Expenses

General and Administrative expenses decreased by 26% to $359,000 for the nine months ended September 30, 2005 down from $482,000 for the nine months ended September 30, 2004. In the quarter ended March 31, 2004 certain non-cash equity transactions resulted in $350,000 of charges for services provided. The increase was partially offset by the decrease in general and administrative expenses disclosed above. We are presently focusing our efforts on marketing of the Voraxial(R) Separator in specific areas and consolidating our expenses.

Liquidity and Capital Resources:

For the nine months ended September 30, 2005 our working capital decreased by $243,000 to a deficit of $119,000 from a December 31, 2004 working capital balance of $124,000. This decrease was represented by a decrease in cash of

$95,000, and an increase in other current liabilities of $208,000, offset by an increase in inventory of $47,000, an increase in prepaid insurance of $5,000 and an increase in accounts receivable of $8,000.

Operating at a loss for the nine months ended September 30, 2005, negatively impacted our cash position. During the nine months ended September 30, 2005, we received an aggregate of $487,333 from a private placement transaction. Such funds were used for working capital purposes. We anticipate generating positive cash flow from the Voraxial(R) Separator in 2006. To the extent such revenues and corresponding cash flows do not materialize, we will require an infusion of capital to sustain our operations. We cannot be assured that we will generate revenues or that the level of any future revenues will be self-sustaining. Furthermore, we cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.

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

Continuing Losses

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. For the nine months ended September 30, 2005 the Company had a net loss of $851,000 and a negative cash flow from operations of $611,000 and as of September 30, 2005, the Company has an accumulated deficit of $5,642,000. Since 2001, we have encountered greater expenses in the development of our Voraxial(R) Separators and have had limited sales income from this development. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern. However, we believe that the exposure received in the past year for the Voraxial Separator has positioned the Company to begin generating sales and supply us with sufficient working capital. As a result of the above, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        In January 2005, the Company entered into a one-year consultant contract agreement with its former chief operating officer, who was terminated by mutual agreement on December 31, 2004. Pursuant to this agreement, the former officer will provide marketing and consulting services for a period of one year. Under the agreement the Company issued 50,000 cashless warrants to purchase common stock at an exercise price of $1.00 per share. The warrants were issued under the exemption from registration provided by Section 4(2) of the Securities Act. The warrants contain a legend restricting their transferability absent registration or applicable exemption. The former officer had access to current information concerning the Company at the time the warrants were issued.

        In May 2005, the Company issued 150,000 shares of common stock to a consultant resulting in those shares having a value of $57,000. This amount was amortized over the life of the consulting agreement, four months. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares issued to the consultant contained a legend restricting their transferability absent a registration or exemption. The consultant had access to current information about the Company and had the ability to ask questions about the Company at the time of the execution of the consulting agreement.

        For the nine months ended September 30, 2005, the Company received subscriptions from eight accredited investors to purchase an aggregate of 1,218,333 shares of the Company's restricted common stock. The Company received proceeds of $487,333 from the sales of stock to these individuals. The securities were sold pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares contained a legend restricting their transferability absent registration or applicable exemption. The investors had access to current information about the Company and had the ability to ask questions about the Company at the time of their investment.

        On July 1, 2005, the Company entered into a consulting agreement and agreed to issue 15,000 shares for services performed, which were valued at $7,650. These shares are included in the consolidated balance sheet as common stock to be issued.

Item 3. Default Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Securities

        None.

Item 5. Other Information

        In September, the Company entered into a sales agreement with China Offshore Oil Bohai Corporation to deploy a Voraxial(R) Separator on an offshore oil production platform for a produced water (oil/water) separation application. China Offshore Oil Bohai Corporation is a wholly-owned subsidiary of CNOOC (NYSE: CEO - News), China's third largest oil company. The Company believes the Voraxial(R) Separator can be used by China Offshore Oil Bohai Corporation to enhance the handling of large volumes of produced water and re-injection water on one of their offshore production platforms. The Company believes the Voraxial(R) Separator will provide China Offshore Oil Bohai Corporation with superior separation while decreasing the amount of space, energy and weight to conduct the separation - all of which are precious commodities on the offshore platform. The Voraxial(R) Separator has been specifically designed to accommodate the offshore equipment requirements. To date there have been no sales to China Offshore Oil Bohai Corporation.

        In October, the Company signed a contract to deploy a Voraxial(R) 2000 Separator to a New Mexico oil production facility for a produced water (oil/water) separation application.

        The Company believes the need for effective produced water (oil/water) separation is a major issue for both offshore and land-based oil production facilities. Oil reservoirs frequently contain large volumes of water and as oil wells mature (the oil field becomes depleted), the amount of produced water increases. In the continental US, it is estimated that more than 10 barrels of water is produced for every barrel of oil. The produced water must be purified or treated for removal of oil and solids prior to discharge or re-injection into underground formations.

Item 6. Exhibits

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

DATED:  November 11, 2005