Form 10KSB
period 2005-12-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2006-04-17
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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


Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No[X]

State issuer's revenues for its most recent fiscal year.  $128,070

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days ($.68 as of April 12, 2006). $6,808,886.92

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: December 31, 2005: 19,459,735 Shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
- None -

Transitional Small Business Disclosure Format (Check One)  Yes [ ]    No  [X]

                                Table of Contents
                                -----------------
                                                                                           Page
                                                                                           ----
PART I
------

Item 1.       Description of Business                                                        1

Item 2.       Description of Property                                                        8

Item 3.       Legal Proceedings                                                              8

Item 4        Submission of Matters to a Vote of Security Holders                            8

PART II
-------

Item 5.       Market for Common Equity, Related Stockholder Matters and Small
                Business Issuer Purchases of Equity Securities                               9

Item 6.       Management Discussion and Analysis of Financial Condition and Plan
                of Operations                                                               11

Item 7.       Financial Statements                                                          18

Item 8.       Changes in and Disagreements With Accountants on Accounting and
                Financial Disclosure                                                        18

Item 8A.      Controls and Procedures                                                       18

Item 8B.      Other Information                                                             18

PART III
--------

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act                           19

Item 10.      Executive Compensation                                                        21

Item 11.      Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters                                             23

Item 12.      Certain Relationships and Related Transactions                                24

Item 13.      Exhibits                                                                      24

Item 14.      Principal Accountant Fees and Services                                        25

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

         The size and efficiency advantages provided by the Voraxial(R) Separator to the end-user have provided us with a variety of market opportunities. We have generated limited revenues to date partially because of insufficient funds to adequately market our product; however, we have received inquiries from parties in various industries, including the oil exploration & production, sewage, mining, pulp and paper, food processing, and marine/oil-spill industries. The Company believes the Voraxial(R) Separator will enable companies in these industries to develop greater advantages or differentiators, by substantially increasing their efficiency.

         The Company is presently researching and developing Voraxial(R) solutions for various applications and markets including oil-water separation, oil exploration and production, oil refineries, marine/oil-spill clean up and manufacturing waste treatment pre-treatment (headworks/entrance to municipal wastewater plant) of wastewater, grit/sand separation.

         We have shipped units of the Voraxial(R) Separator on a trial and rental basis to a number of different companies that include a wide range of industrial applications, including produced water applications for the oil industry (both offshore oil rigs and onland production facilities), liquid/liquid and liquid/solid applications for the food processing industry and the uranium industry, to name a few. We have installed several Voraxial(R) Separators to date including units to the Alaska Department of Environmental Conservation, the US Navy and to a leading uranium producing company in Canada for oil/water separation at a flow rate of approximately 400 gallons per minute.

         In February 2005, Shell Technology Ventures ("STV"), a registered company of Royal Dutch/Shell Group invited EVTN to showcase its Voraxial(R)

Separators in their trade booth at the 22nd SPE/IADC Drilling Conference and Exhibition which was held in Amsterdam, The Netherlands. Shell Technology Ventures objective in attending the conference is to increase awareness and strengthen relationships between STV and members of the SPE/IADC while providing Enviro Voraxial(R) Technology with the exposure and, hence, the business opportunities with potential customers for EVTN's commercially available line of Voraxial(R) Separators.

         The specific applications addressed at the SPE/IADC Drilling Conference was the treatment of produced water and the separation of oil and water at the various steps in the oil production process; namely, extraction, transportation and initial refining of crude oil.

         In 2005, the Company entered into an agreement with an oil company to manufacture, ship and deploy a Voraxial(R) Separator Skid (two Voraxial(R) Separators affixed to a steel platform) on an offshore oil production platform off the coast of California for a produced water (oil/water separation) trial. A Voraxial(R) 4-2 Duplex Separator (a Voraxial(R) 4000 and connected to a Voraxial(R) 2000) was shipped and installed. The project successfully demonstrated the Voraxial(R) Separator's efficiency in separating oil from produced water at high flow rates. On the platform, the skid was installed to receive produced water from the water draw of the sour production separator. The discharge from the skid, including clean and oily water, was directed to the sour coalescer. The samples collected in the bottles were sent to Capco Analytical Services, Inc. in Ventura, California for analysis. The clean water analysis showed that the Voraxial Separator did a very good job cleaning the produced water flow. The clean water measured less than 20 ppm oil.

         In 2005, the Company entered into an agreement with China Offshore Oil Bohai Corporation, a wholly-owned subsidiary of CNOOC (NYSE: CEO), China's third largest oil company. We shipped and commenced testing of our Voraxial(R) 2000 Separator on an offshore oil rig in China. Additional testing for produced water separation is scheduled for 2006.

         In the fourth quarter of 2005, the Company entered into an agreement to deploy a unit to ConocoPhillips on the North Slope of Alaska for a produced water trial. The Voraxial Separator performed good produced water separation during the trials conducted in January 2006. The Voraxial was able to extract a high percentage of the oil in the produced water stream. Further, the Voraxial was capable of separating the sand from the produced water stream.

          Due to the exposure from the various petroleum industry related trade shows and the successful produced water demonstrations conducted over the past year, the Company is now in discussions with various oil companies to conduct additional trials and for purchase of units.

         We finalized the Voraxial(R) Grit Separator for the specific use in the municipal wastewater industry. The Voraxial(R) generates a centrifugal that provides for efficient separation of sand/grit and is configured for operation at the headworks of a municipal wastewater treatment plant (WWTP). A single Voraxial(R) Grit Separator is designed to provide for the continuous removal of grit from screened wastewater at rates up to eight thousand (8000) gallons per minute (11.5 mgd). We currently have designs for two models of Voraxial(R) Grit Separators. The Voraxial(R) 4000 Grit Separator has an operating range of three-tenths to one and three-tenths (0.3 to 1.3) million gallons per day (mgd), powered by a ten (10) HP TEFC motor. The Voraxial(R) 8000 Grit Separator has an operating range of three to eleven and five-tenths (3.0 to 11.5) mgd, powered by a fifty (50) HP TEFC motor.

         During 2003 and 2004 we tested the Voraxial Grit Separator at a wastewater treatment facility in Tampa, Florida. The testing demonstrated the Voraxial(R) Grit Separator's ability to achieve a very high separation efficiency of sand/grit and sugar sand from wastewater. The overall removal efficiency obtained and verified by a 3rd party varied from 81% to 89%. This means that 81% to 89%, by weight, of the entire range of grit particle sizes in the influent wastewater was removed by the Voraxial(R) 4000 Grit Separator. Management believes that this performance is superior to the present state-of-the-art grit removal equipment. This installation initiated the sales and marketing campaign for the Voraxial(R) Grit Separator into the multi-billion dollar municipal wastewater treatment market place. The Company received a very positive response at the WEFTEC 2004 Tradeshow after they demonstrated the Voraxial(R) Separator and disseminated the results from the Hillsborough demonstration project. The Company is now pursuing the opportunities that resulted from the dissemination of the test results. Based on the test data from the Hillsborough demonstration, the Company is now in discussions with a global heavy industrial manufacturing firm interested in obtaining the marketing rights of the Voraxial(R) Grit Separator for a specific nation.

         We have formed an Advisory Committee to assist the Company with the implementation of its corporate objectives. The members include individuals with high-level experience in the wastewater and oil industry and in sales and marketing.

Subsequent Events

         In March 2006, we sold a Voraxial(R) 4000 Separator to ConocoPhillips for produced water separation. The Voraxial will be used to enhance the handling of large volumes of produced water and water injection at the production facility. The sale of the Voraxial(R) 4000 Separator was predicated upon the successful testing of EVTN's smaller Voraxial(R) 2000 Separator in January 2006. The unit will process and separate approximately 300 gallons per minute (gpm) of produced water, a small percentage of the full volume of the produced water flow stream of 9000 gpm. This sale is potentially a part of a larger order to handle the full 9000 gallons per minute produced water stream.

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

         The Voraxial(R) Separator is a self-contained, non-clogging device that can be powered by an electric motor, diesel engine or by hydraulic power generation. Further, the Voraxial(R) Separator's scalability allows it to be utilized in a variety of industries and to process various amounts of liquid. The following are the various sizes and the corresponding capacity range:

                           Product and Capacity Range

                            Model           Diameter       Capacity Range
                           Number             Size       Gallons Per Minute
                           ------         ------------   ------------------
                      Voraxial(R)1000         1 inch             3 - 5
                      Voraxial(R)2000         2 inches          25 - 80
                      Voraxial(R)4000         4 inches         250 - 600
                      Voraxial(R)8000         8 inches       2,000 - 6,000

         The Voraxial(R) Separator can transfer various liquids in either direction by reversing the machine's rotation. We currently maintain an inventory of various models of the Voraxial(R) Separator. During fiscal year 2005, we have furthered tested, demonstrated and delivered on a trial and rental basis the Voraxial(R) Separator units to companies within various industries including energy production, wastewater, manufacturing and mining. During 2005 the Company provided Voraxial(R) Separators to several firms and is engaged in discussions to deliver additional Voraxial(R) Separators on an income-producing basis.

         Management believes that our Voraxial(R) Separator offers substantial applications on a cost-effective basis, including: oil exploration & production, oil remediation services, municipal wastewater treatment, bilge water purification, food processing waste treatment and numerous other industrial production and environmental remediation processes. We also believe that the quality of the water separated from the contaminant is good enough to recycle back into the process stream (back into the plant) or discharge to the environment. As clean water becomes less available to the ever-increasing world population, this technology may become more valuable.

         The Voraxial(R) Separator is currently manufactured and assembled at our Fort Lauderdale, Florida facilities.

Voraxial(R) Separator, The Market

         The need for effective and cost efficient wastewater treatment and separation technology is global in scale. Moreover, virtually every industry requires some type of separation process either during the manufacturing process, prior to treatment or discharge of wastewater into the environment, for general clean up, or emergency response capability. Separation processes, however, are largely unknown to the average consumer. These processes are deeply integrated in almost all industrial processes from oil to wastewater to manufacturing. Management believes that the Voraxial(R) technology has applications in most, if not all major separation industries. The unique characteristics of the Voraxial(R) allow it to be utilized either as a stand-alone unit or within an existing system to provide a more efficient and cost effective way to handle the separation needs of the customer. We believe the Voraxial(R) Separator can result in a cost savings and other benefits to the customer. These benefits result in and include:

         o   A reduction in water and energy usage,
         o   Requires no pressure drop to perform separation.
         o Less space needed to implement the Voraxial(R) Separator; the Voraxial(R) Separator weighs less than existing systems,
         o A reduction in time to process and separate the fluids, allowing the customer to be more efficient,
         o Creation of a more efficient and faster process to treat water to increase the overall productivity of the end-user,
         o   A reduction in the amount of disposable liquids,
         o   Fewer employees needed to operate the system, and
         o   Reduction of ongoing maintenance and servicing costs.

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

         Further, management has developed a comprehensive sales and marketing program to stimulate awareness of the Voraxial(R) Separator. Management will only pursue the industries whereby the customer will either see a decrease in cost or an increase in revenues. As the Voraxial(R) Separator can provide an efficient means to separate contaminants from water, it also enables the customer to conduct such operations while utilizing less energy and a smaller footprint than conventional equipment in the market today.

         Management believes that the oil industry, and more specifically the produced water market within this industry, represents a great opportunity for significant sales growth for the Voraxial Separator. The produced water market is worldwide and the need for effective produced water (oil/water) separation is a major issue for both offshore and land-based oil production facilities. The ability to efficiently separate produced water waste streams (oil and water) has enormous economical and environmental consequences for the oil production industry. Produced water comprises over 98% of the total waste volume generated by the oil and gas industry, making it the largest volume waste stream associated with oil and gas production.

         Oil reservoirs frequently contain large volumes of water and as oil wells mature (the oil field becomes depleted), the amount of produced water increases. In the continental US, it is estimated that 7-10 barrels of water is produced for each barrel of recovered oil. According to American Petroleum Institute (API), about 18 billion barrels of produced water was generated by US onshore operations in 1995. Worldwide, the total amount of produced water generated in 1999, according to Khatib and Verbeek, was approximately 77 billion barrels. Produced water volumes will continue to increase as oil wells mature.

The necessity to process and efficiently separate high volumes of liquids coupled with the more stringent environmental regulations worldwide is increasing the demand for the Voraxial(R) Separator. The Voraxial(R) Separator provides a cost effective way to separate large volumes of produced or re-injection water for both on-land and offshore production facilities. The Voraxial(R) provides superior separation while decreasing the amount of space, energy and weight to conduct the separation. In addition to oil separation, the Voraxial can also perform solid (sand and grit) extraction which prevents production damage by increasing the life of the well.

         The municipal wastewater industry is another market with substantial growth opportunity that the Company is pursuing. With over 16,000 publicly owned wastewater treatment facilities in the United States serving approximately 190 million people, Management believes that the municipal wastewater industry can potentially be profitable for the Company. We believe that the savings from the eliminated construction alone will more than justify the cost to install a Voraxial Separator system.

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

Marketing

         The Company's products and services are marketed through our existing staff and consultants. To assist the Company in developing and penetrating the oil and municipal wastewater industry, the Company has formed an Advisory Committee consisting of John Combs, a consultant of the Company and principal of Combs & Associates, a law firm with offices in Colorado and California; Barry Gafner, former vice president of Atlantic Area Sales & Marketing for Cisco Systems, Inc., where he was responsible for over $1.4 billion in direct sales and marketing channels in the Eastern United States and Europe; Kevin Mulshine, partner and managing director at Prager, Sealy & Co., LLC, a prominent investment banking firm, with water and wastewater investment expertise; and Henry Schlesinger, former president of Marshall Petroleum. To assist the Company in entering the oil industry, in October, 2004, the Company added S. Randy Miller, the former President of Serck Baker, a pre-eminent produced water firm, to the Company's Advisory Committee.

         We have presented the Voraxial(R) Separator at several prominent trade shows in the past fiscal year. In February 2005, we demonstrated our Voraxial(R) Separator in Shell Technology Ventures (STV) trade booth, a division of Royal Dutch/Shell Group (NYSE:RD), at the 22nd SPE/IADC Drilling Conference and Exhibition in Amsterdam, The Netherlands. Our objective in attending the conference was to increase awareness and strengthen relationships between STV and members of the SPE/IADC while providing us with the exposure and, hence, the business opportunities with potential customers.

         The specific applications addressed with our separation technology at the SPE/IADC Drilling Conference were the treatment of produced water and the separation of oil and water at the various steps in the oil production process; namely, extraction, transportation and initial refining of crude oil.

         The Company believes it has received a great response from potential clients and manufacturers representatives from the above mentioned tradeshows and is still pursuing some of these opportunities. We anticipate presenting the Voraxial(R) Separator at additional tradeshows in 2006.

Sources and availability of raw materials

         The materials needed to manufacture our Voraxial(R) Separator have been provided by Baldor Electric Co., Hughes Supply Inc. and SKF USA Inc., among other suppliers. We have no written agreements with suppliers. We do not anticipate any shortage of component parts.

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

Product liability

         Our business exposes us to possible claims of personal injury, death or property damage, which may result from the failure, or malfunction of any component or subassembly manufactured or assembled by us. We have product liability insurance. However, any product liability claim made against us may have a material adverse effect on our business, financial condition or results of operations in light of our poor financial condition, losses and limited revenues.

         We obtained directors and officers, and general insurance coverage in 2004. We obtained product liability insurance in 2005.

Research and development

         In our past two fiscal years, we have spent approximately $1,246,000 on product research and development. The Company has finalized the development of the Voraxial(R) Separator. Although we will continually work on advancing the technology and applications whereby the technology can be used, we do not anticipate devoting a significant portion of any future funds to this area of the business.

Employees

         All of our employees work full-time. None of our employees are members of a union. We believe that our relationship with our employees is favorable. We intend to add additional employees in the upcoming year, including managers, sales representatives and engineers.

Item 2.  Description of Property

         During September 2004, the Company entered into a three (3) year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. The lease is approximately $5,640 per month for the initial two years of the lease and approximately $5,700 per month for the third year of the lease. The Company has the option to renew the lease at the end of the three-year term.

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

         Our common stock is traded on the NASDAQ Over-The-Counter Bulletin Board ("OTCBB") under the symbol EVTN. The bid quotations below, as provided by Interactive Data, have been reported for the period ending March 31, 2004 through the period ending December 31, 2005. On April 12, 2006, the closing price for our common stock was $0.68. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         Bid Quotations
         --------------

              Quarter Ended                         High           Low
              -------------                         ----           ---

              March 31, 2004                        $1.21          $0.80
              June 30, 2004                         $1.23          $0.79
              September 30, 2004                    $1.15          $0.65
              December 31, 2004                     $0.99          $0.60

              March 31, 2005                        $0.85          $0.42
              June 30, 2005                         $0.60          $0.38
              September 30, 2005                    $0.85          $0.41
              December 31, 2005                     $0.70          $0.45

         We have been advised that seven member firms of the NASD are currently acting as market makers for our common stock. There is no assurance that an active trading market will develop which will provide liquidity for our existing shareholders or for persons who may acquire common stock through the exercise of warrants.

Holders

         As of December 31, 2005, there were over 775 holders of record of our common stock outstanding. Our transfer agent is Jersey Transfer & Trust Company, Inc., Post Office Box 36, Verona, New Jersey 07044.

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

Other Stockholders Matters

         In January 2005, the Company entered into a one-year consulting agreement with its former Chief Operating Officer for engineering design, marketing and sales of Company products and services. Pursuant to this agreement, the Company granted 50,000 options to this individual exercisable at $1.00 per share. These options vest equally in 12 traunches over a period of one year commencing in January, 2005 and expire in January 2008. The Company estimated the fair value of the options at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 133%; risk-free interest rate of 3% and an expected life of 3 years, resulting in a fair value of approximately $21,000. The options were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act. the consultant received information concerning the Company and had the opportunity to ask questions concerning the Company. The options issued contain a legend restricting transferability absent registration or applicable exemption.

         In February 2005, we extended the exercisable life of certain warrants to purchase an aggregate of 243,200 shares of common stock issued in 2000 for a period of one year. The options initially expired in February 2006, but were extended on January 18, 2006 and now expire in February 2007. In January 2006, we also extended the exercisable life of certain warrants to purchase an aggregate of 200,000 shares of common stock issued in 2001. The warrants now expire in April 2007.

         In May 2005, the Company issued 75,000 shares of common stock to a consultant valued at $57,000 based on the closing market price of the Company's common stock on the date of the agreement. In addition, the Company paid $40,000 in cash to this consultant. In November 2005, this consultant received another 225,000 shares of common stock valued at $85,500 based on the closing market price of the Company's common stock on the date of the agreement. The shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act. The consultant received information concerning the Company and had the opportunity to ask questions concerning the Company. The shares issued contain a legend restricting transferability absent registration or applicable exemption.

         On July 1, 2005, the Company entered into a consulting agreement and agreed to issue 15,000 shares for services performed by a consultant, which were valued at $7,650. The shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act. The service provider received information concerning the Company and had the opportunity to ask questions concerning the Company. The shares issued contain a legend restricting transferability absent registration or applicable exemption.

         During fiscal year 2005, the Company received capital from ten accredited investors to purchase an aggregate of 1,468,333 shares of the Company's restricted common stock at $0.40 per share for gross proceeds of $587,333. The issuances were exempt from registration under Section 4(2) of the Securities Act. Commissions paid to registered brokers and other expenses related to the Offering were approximately $50,000. The investors received information concerning the Company and has the opportunity to ask questions concerning the viability of the Company. The shares contain legends restricting their transferability absent registration or applicable exemption.

         On February 18, 2004, we issued options to purchase an aggregate of 30,000 shares of our common stock exercisable at $0.71 per share to three individuals as consideration for joining our advisory committee. The options initially expired on February 18, 2006, but on January 18, 2006 were extended. The options are now exercisable until February 18, 2007. The options were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act. The advisors received information concerning our Company and had the opportunity to ask questions concerning the viability of our Company. The options contain legends restricting their transferability absent registration or applicable exemption.

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

Year ended December 31, 2005 compared to year ended December 31, 2004

Revenue

         We continued to focus our efforts and resources to the manufacturing, assembling, marketing and selling of the Voraxial(R) Separator. Revenues increased 572% to $128,070 for year ended December 31, 2005 as compared to $19,220 for the year ended December 31, 2004. The increase is a result of a sale of the Voraxial Separator and in-house testing and rental shipments to customers interested in utilizing the Voraxial Separator. Management believes the interest for the Voraxial Separator for liquid/liquid, liquid/solid and liquid/liquid/solid separation is increasing from a variety of industries. We believe we have increased the exposure and awareness of the Voraxial Separator through our marketing programs and expect to increase revenues from the sale and lease of the Voraxial Separator in 2006.

Costs and expenses

         Costs and expenses decreased by 32% or $561,257 to $1,186,743 for the year ended December 31, 2005 as compared to $1,748,000 for the year ended December 31, 2004. The decrease is due to a consolidation of activities resulting in decreases in general and administrative expenses and increases in research and development during the year ended December 31, 2005. Increase in research and development was primarily due to produced water trials.

General and administrative expenses

         General and Administrative expenses decreased by 59% or $655,001 to $455,999 for the year ended December 31, 2005 from $1,111,000 for the year ended December 31, 2004. The decrease is principally due to a non-cash equity transaction in 2004 for services. The expense is related to the marketing of the Voraxial(R) Separator.

Research and development expenses

         Research and Development expenses increased 15% to $730,774 for the year ended December 31, 2005 from $637,000 for the year ended December 31, 2004. This increase was due to our continuing efforts to enter into the produced water segment of the oil industry.

Liquidity and capital resources

         At December 31, 2005, we had working capital deficit $221,978 and cash of $76,691. At December 31, 2005, we had an accumulated deficit of $5,882,005. For the year ended December 31, 2005, we had a net loss of $1,091,005. Operating at a loss for the year negatively impacted our cash position; however, funds received from the private placements completed during 2005 improved our working capital position.

         During the year ended December 31, 2005, we issued 1,468,333 shares of the Company's restricted common stock to 10 investors at $0.40 per share for gross proceeds of $587,333.

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

         During 2005 one customer, Cameco Corporation, accounted for approximately 80% of the Company's revenues.

Continuing losses

         We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern.

         The Company has experienced net losses, has a working capital deficit and sustained cash outflows from operating activities and had to raise capital to sustain operations. There is no assurance that the Company's developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve significant revenues. If the Company is unable to successfully commercialize its Voraxial Separator, it is unlikely that the Company could continue its business. The Company will continue to require the infusion of capital until operations become profitable. During 2006, the Company anticipates seeking additional capital, increasing sales of the Voraxial Separator and continuing to restrict expenses. However, substantial doubt exists about the ability of the Company to continue as a going concern.

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

         We have incurred operating losses since our inception, and we will continue to incur net losses until we can produce sufficient revenues to cover our costs. At December 31, 2005, we had an accumulated deficit of $5,882,005, including a net loss of $1,091,005 for the year ended December 31, 2005. Even if we achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

         In the past, we have lacked the required capital to market the Voraxial Separator. Our inability to raise the funding or to otherwise finance our capital needs could adversely affect our financial condition and our results of operations, and could prevent us from implementing our business plan.

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

         Our business exposes us to possible claims of personal injury, death, or property damage, which may result from the failure, or malfunction of any component or subassembly manufactured or assembled by us. While we have product liability insurance, any product liability claim made against us may have a material adverse effect on our business, financial condition, or results of operations in light of our poor financial condition, losses and limited revenues.

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

         Name                 Age      Position
         ----                 ---      --------

         Alberto DiBella      73       President and Director
         John A. DiBella      34       Executive Vice President of Business
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

Board of Directors and Committees

         During the year ended December 31, 2005, our board of directors held 4 meetings.

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

Key Consultants

         Frank J. DeMicco was employed by our Company from January 2003 through December 2004. Since January 2005, he has served as a consultant to our Company. He previously served as President of United Water New Jersey and Senior Vice-President of Operations for United Water Resources from 1996 to 2000. DeMicco, a licensed professional engineer in New York, New Jersey, Pennsylvania, Virginia and Puerto Rico, has over 35 years of senior executive management experience in the fields of heavy construction, consulting engineering and utility design, construction, and management. As the former senior technical and operations executive within United Water executive management, DeMicco assisted that company in increasing its market capitalization from $400 Million in 1991 to $1.8 Billion in 2000. In July 2000, United Water was acquired by the French utility giant, Suez Lyonnaise des Eaux (NYSE: SZE), the world's largest provider of water and wastewater services. Prior to his tenure at United Water, DeMicco was the President and Chief Technical Officer of Buck, Seifert & Jost, Consulting Engineers. DeMicco's responsibilities have included responsible charge of design and/or construction inspection for water and sewage treatment plants, pumping stations, gravity dams, water and sewage pipelines, filter plant expansions, computerized process control systems and control systems software development for the water treatment industry.

Advisory Committee

         As disclosed under Description of Business, we have established an Advisory Committee. The purpose of the Advisory Committee is to provide business advice and recommendations to management of the Company. The Advisory Committee consists of J. John Combs, Barry Gafner, Kevin Mulshine and Henry Schlesinger. These individuals serve for a 2 year term.

         On February 18, 2004, we issued options to purchase an aggregate of 30,000 shares of our common stock exercisable at $0.71 per share to three of the individuals as consideration for joining our advisory committee. The options are exercisable until February 18, 2007.

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

         To our knowledge, based solely on a review of the copies of reports furnished to us, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were not complied with on a timely basis for the period which this report relates. See "Item 12. Certain Relationships and Related Transactions".

Item 10. Executive compensation

         The table below sets forth compensation for the past three years awarded to, earned by or paid to our chief executive officer and each executive officer whose compensation exceeded $100,000 for the year ended December 31, 2005.

                                     Summary Compensation Table

                                                                              Long Term Compensation
                                                                              ----------------------
                                                Annual Compensation      Shares of Common Stock
Name and Position             Year            Salary           Bonus        Underlying Options      Other
-----------------             ----            ------           -----        ------------------      -----
Alberto DiBella, CEO          2005          $165,000(1)          ---                    ---           --
                              2004          $165,000(1)          ---             216,666(3)           --
                              2003          $150,000(2)(3)       ---                    ---           (4)

Frank J. DeMicco,             2004          $128,000             ---                    ---           --
Former COO                    2003          $150,000             ---             200,000(5)           (5)

John A. DiBella, EVP          2005          $150,000(6)          ---                    ---           --
                              2004          $150,000(6)          ---           1,033,333(7)           --
                              2003          $150,000(6)(7)       ---                    ---           --

(1) Of these amounts, only $43,000 and $25,000 have been paid out for the years ended December 31, 2005 and 2004, respectively. Unpaid balance has been included in accrued expenses.
(2)      Salary was deferred and subsequently paid during 2004.
(3) In an effort to save the Company money for operating expenses, Mr. DiBella accrued a significant percentage of his salary. Mr. DiBella agreed to convert a portion of the accrued salary into options: 110,000 shares of common stock underlying options exercisable at $0.60 per share and 110,000 shares of common stock underlying options exercisable at $1.00 per share.
(4) For services rendered during 1997, Mr. DiBella was paid cash compensation of $50,000 together with 1,000,000 voting convertible, non-cumulative 8% preferred shares, $0.001 par value. In 1997 Mr. DiBella also exchanged 5,000,000 shares of common stock for 5,000,000 shares of voting convertible, non-cumulative 8% preferred shares, $.001 par value. Effective December 31, 2003, pursuant to its terms, the preferred stock converted into shares of common stock on a one for one basis. Mr. DiBella had 6,000,000 shares of preferred stock at the time of conversion.
(5) Pursuant to Mr. DeMicco's employment agreement, Mr. DeMicco received warrants to purchase 300,000 shares of the Company's common stock exercisable at $1.00 per share, subject to certain vesting provisions. 150,000 warrants vested prior to the Company's separation agreement with Mr. DeMicco. The remaining warrants were terminated. In 2005, Mr. DeMicco earned 50,000 options as a consultant. Effective December 31, 2005 Mr. DeMicco no longer serves as an executive officer of the Company.
(6)      $145,000, $76,000 and $133,000 have been deferred in 2005, 2004 and
         2003, respectively.
(7) In an effort to save the Company money for operating expenses, Mr. DiBella has accrued a significant percentage of his salary. Mr. DiBella agreed to convert a portion of the accrued salary from 2001-2003 into options: 516,666 shares of common stock underlying options exercisable at $.60 per share and 516,666 shares of common stock underlying options exercisable at $1.00 per share.

                  Aggregated Fiscal Year-End Option Value Table

         The following table sets forth certain information concerning unexercised stock options as of December 31, 2005. No options were exercised during the year ended December 31, 2005.

                                  Number Of                     Value Of Unexercised
                             Unexercised Options                     In-the-Money
                             Held at 12/31/05(#)              Options at 12/31/05 (1)
                             -------------------              -----------------------

                        Shares               Shares
        Name          Exercisable         Unexercisable     Exercisable      Unexercisable
        ----          -----------         -------------     -----------      -------------
Alberto DiBella          216,666                 0            $      0             $0
John DiBella           3,033,333                 0            $840,000             $0

 (1) The closing sale price of the Common Stock on December 31, 2005 as reported by OTCBB was $0.57 per share. Value is calculated by multiplying (a) the difference between $0.57 and the option exercisable price by (b) the number of shares of Common Stock underlying the options.

Employment agreements

         Neither of our executive officers has a written employment agreement with the Company. However the Company intends to enter into an employment agreement with John A. DiBella during 2006.

Consulting Agreements

         Frank DeMicco. On January 1, 2003, we entered into a five year employment agreement with Mr. DeMicco to serve as operating officer of our Company. Pursuant to the agreement, Mr. DeMicco receives an annual base salary of $150,000 per year, payable in monthly installments. In addition, Mr. DeMicco shall receive an annual increase in base salary equal to a minimum of ten percent of his prior base salary. Pursuant to the agreement, Mr. DeMicco also has received warrants to purchase 150,000 shares of common stock exercisable at $1.00 per share. In an effort to reduce the Company's general and administrative expenses, as of December 31, 2005 the Company and Frank J. DeMicco mutually agreed to terminate his employment agreement with the Company. Mr. DeMicco will remain with the Company as a consultant to continue the sales and marketing of the Voraxial(R) Grit Separator into the municipal wastewater industry. The Company is receiving request for quotes and inquiries for projects by municipal wastewater facilities and Mr. DeMicco's expertise will be utilized to respond to these opportunities. The Company believes that the change in operations will reduce general and administrative expenses by approximately $125,000 per year. Mr. DeMicco had served as the Company's principal operating officer since January 1, 2003. In January 2005 the Company entered into a one year consulting agreement with Mr. DeMicco. Under the agreement, we issued Mr. DeMicco warrants to purchase 50,000 shares of our common stock exercisable at $1.00 per share.

Director Compensation

         Directors are not compensated by our Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership

         The table below sets forth information with respect to the beneficial ownership of our securities as of April 13, 2006 by:

         1) each person known by us to be the beneficial owner of five percent or more of our outstanding securities, and

         2) executive officers and directors, individually and as a group.

         Unless otherwise indicated, we believe that the beneficial owner has sole voting and investment power over such shares.

Name and Address of                    Number of Shares            Percentage of
 Beneficial Owner                     Beneficially Owned             Ownership
 ----------------                     ------------------             ---------
Alberto DiBella                            3,266,666(1)                16.6%
3500 Bayview Drive
Fort Lauderdale, FL  33308

John DiBella                               4,033,333(2)                17.9%
821 N.W. 57th Place
Fort Lauderdale, FL  33309

Robert Weinberg                            2,400,000(3)                12.3%
11338 Clover Leaf Circle
Boca Raton, FL 33428

Peter Chiappetta                           3,000,000(4)                15.4%
2299 NW 62nd Drive
Boca Raton, FL 33487

All officers and directors                 7,299,999                   34.5%
as a group (2 persons)

(1) Alberto DiBella's beneficial share ownership includes 10,000 shares of common stock owned by his wife. Also includes 110,000 shares of common stock underlying options exercisable at $.60 per share and 110,000 shares of common stock underlying options exercisable at $1.00 per share.

(2) Includes 2,000,000 shares of common stock underlying options exercisable at $.15 per share, 516,666 shares of common stock underlying options exercisable at $.60 per share and 516,666 shares of common stock underlying options exercisable at $1.00 per share. Excludes shares which Mr. DiBella holds voting control, but does not hold any power to dispose of such shares. See footnote 3 and 4.

(3)    Voting rights of 2,000,000 shares are currently held by John DiBella.

(4)    Voting rights of shares are currently held by John Dibella.

Securities Authorized for Issuance Under Equity Compensation Plans

         The table below provides information pertaining to all compensation plans under which equity securities of our company are authorized for issuance as of the end of the most recent fiscal year.

                                                                                           Number of securities
                                  Number of securities                                    remaining available for
                                    to be issued upon          Weighted-average            future issuance under
                                       exercise of             exercise price of            equity compensation
                                  outstanding options,       outstanding options,       plans (excluding securities
                                   warrants and rights        warrants and rights         reflected in 1st column
                                   -------------------        -------------------         -----------------------
Equity compensation plans
   approved by security holders                  0                         N/A                           0

Equity compensation plans not
  approved by security holders           3,729,666                       $0.52                           0

         Total                           3,729,666                                                       0

Item 12. Certain Relationships and Related Transactions

         During the fourth quarter of 2005, Alberto DiBella transferred 1,000,000 shares of common stock to John A. DiBella.

         During the fourth quarter of 2005 Alberto DiBella entered into agreements with Robert Weinberg and Peter Chiappetta related to personal advances made by Mr. Weinberg and Mr. Chiappetta to Mr. DiBella. Such advances were not related to the Company. In full satisfaction of the advances, Mr. DiBella transferred an aggregate of 5,000,000 shares of the Company's common stock to Mr. Weinberg and Mr. Chiappetta.

Item 13. Exhibits

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

Item 14. Principal Accountant Fees and Services

Year ended December 31, 2005

         Audit Fees: The aggregate fees, including expenses, billed by our current principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 was $12,000. Our current principal accountant did not review our quarterly reports on Form 10-QSB during the fiscal year ended December 31, 2005. Our current principal accountant also billed our company an aggregate fee of $5000 (including expenses) in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2004, as such audit is included in this Annual Report on Form 10-KSB. The aggregate fees, including expenses, billed by our former principal accountant in connection with the review of our financial information included in our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2005 was $15,000.

         Audit Related Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the audit for the year ended December 31, 2005 were $-0-.

         Tax Fees: The aggregate fees, billed by our principal accountant for services reasonably related to tax services during the year ended December 31, 2005 were $0.

         All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant during year 2005 was $-0-.

Year ended December 31, 2004

         Audit Fees: The aggregate fees, including expenses, billed by our former principal accountant in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2004 and for the review of our financial information included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2004 was $13,587.

         Audit Related Fees: The aggregate fees, including expenses, billed by our former principal accountant for services reasonably related to the audit for the year ended December 31, 2004 were $-0-.

         Tax Fees: The aggregate fees, billed by our former principal accountant for services reasonably related to tax services during the year ended December 31, 2004 were $0.

         All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to us by our former principal accountant during year 2004 was $-0-.

         The Company's Board of Directors acts as an audit committee The Board of Directors has considered whether the provisions of the services covered above under the captions is compatible with maintaining the auditor's independence.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on April 12, 2006.

                                 ENVIRO VORAXIAL TECHNOLOGY, INC.


                                 By:   /s/ Alberto DiBella
                                       -------------------
                                       Alberto DiBella
                                       President and Chief Executive Officer
                                       (Principal Executive Officer and
                                       Principal Financial Officer)


                           ENVIRO VORAXIAL TECHNOLOGY, INC.
                                    AND SUBSIDIARY


                                 FINANCIAL STATEMENTS

                              DECEMBER 31, 2005 and 2004


                                   Table of Contents


Report of Independent Registered Public Accounting Firm................................       F - 2

Balance Sheet  .........................................................................      F - 3

Statements of Operations ............................................................         F - 4

Statements of Changes in Shareholders' Deficiency....................................         F - 5

Statements of Cash Flows ...........................................................          F - 6

Notes to Financial Statements..........................................................       F - 7-16

             Report of Independent Registered Public Accounting Firm



To The Shareholders and Board of Directors of
         Enviro Voraxial Technology, Inc.

We have audited the accompanying consolidated balance sheet of Enviro Voraxial Technology, Inc and Subsidiary as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enviro Voraxial Technology, Inc and Subsidiary as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that Enviro Voraxial Technology, Inc and Subsidiary will continue as a going concern. As discussed in Note B to the financial statements, Enviro Voraxial Technology, Inc and Subsidiary has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Jewett, Schwartz, & Associates

Hollywood, Florida
April 11, 2006

                     ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

                                 CONSOLIDATED BALANCE SHEET

                                                                                                 December 31,
                                                                                                    2005
                                                                                             ------------------
                                       ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                              $           76,691
      Inventory                                                                                         126,034
                                                                                             ------------------

        Total current assets                                                                            202,725

 FIXED ASSETS, NET                                                                                        5,338

 OTHER ASSETS                                                                                            10,000
                                                                                             ------------------

    Total assets                                                                             $          218,063
                                                                                             ==================


                      LIABILITIES AND SHAREHOLDERS' DEFICIENCY

 CURRENT LIABILITIES:
       Accounts payable and accrued expenses                                                 $          424,703
                                                                                             ------------------

        Total current liabilities                                                                       424,703
                                                                                             ------------------


        Total liabilities                                                                               424,703
                                                                                             ------------------

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' DEFICIENCY:
 Common stock, $.001 par value, 42,750,000 shares authorized
      19,459,735 shares issued and oustanding                                                            19,459
 Additional paid-in capital                                                                           5,709,343
 Deferred compensation                                                                                  (53,437)
 Accumulated deficit                                                                                 (5,882,005)
                                                                                             ------------------

        Total shareholders' deficiency                                                                 (206,640)
                                                                                             ------------------

 Total liabilities and shareholders' deficiency                                              $          218,063
                                                                                             ==================







               The accompanying notes are an integral part of the
                       consolidated financial statements

                     ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                Years Ended December 31,
                                                                 ------------------------------------------------------
                                                                          2005                          2004
                                                                 ------------------------     -------------------------
Revenues, net                                                    $                128,070     $                  19,000

Cost of goods sold                                                                 34,444                             -
                                                                 ------------------------     -------------------------

Gross Profit                                                                       93,626                        19,000

Costs and expenses:
      General and administrative                                                  455,999                     1,111,000
      Research and development                                                    730,774                       637,000
                                                                 ------------------------     -------------------------

                Total costs and expenses                                        1,186,773                     1,748,000
                                                                 ------------------------     -------------------------

Loss from operations                                                           (1,093,147)                   (1,729,000)
                                                                 ------------------------     -------------------------

Other expenses (income):
      Interest expense                                                                  -                        13,000
      Gain on sale of asset                                                        (2,142)                            -
                                                                 ------------------------     -------------------------

              Total other expense                                                  (2,142)                       13,000
                                                                 ------------------------     -------------------------

NET LOSS                                                         $             (1,091,005)    $              (1,742,000)
                                                                 ========================     =========================

Weighted average number of common shares
   outstanding-basic & diluted                                                 18,257,808                    16,899,376
                                                                 ========================     =========================

Basic and diluted loss per common share                          $                  (0.06)    $                   (0.10)
                                                                 ========================     =========================















               The accompanying notes are an integral part of the
                       consolidated financial statements

                     ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY



                                                 Common Stock          Additional
                                          -------------------------      Paid-in        Deferred      Accumulated
                                            Shares          Amount       Capital      Compensation      Deficit         Total
                                          ------------   ----------   -------------  -------------   -------------   -----------

Balance at December 31, 2003               15,502,636    $   15,000   $   2,725,000  $    (21,000)   $  (3,049,000)  $  (330,000)

Issuance of units consisting
   of common stock and warrants
   net of issuance costs                    1,935,000         2,000       1,283,000                                    1,285,000
Common stock and warrants
   issued in private placement                 61,666             -          37,000                                       37,000
Issuance of options for accrued
  compensation                                                              747,000                                      747,000
Issuance of options for services                                             18,000                                       18,000
Amortization of deferred compensation                                                     148,000                        148,000
Common stock issued for service               177,100         1,000         143,000      (138,000)                         6,000

Net Loss                                            -             -               -             -       (1,742,000)   (1,742,000)
                                          -----------    ----------   -------------  ------------    -------------   -----------

Balance at December 31, 2004               17,676,402    $   18,000   $   4,953,000  $    (11,000)   $  (4,791,000)  $   169,000

Issuance of common stock for consulting
  services                                    300,000           300         141,519       (56,875)               -        84,944
Issuance of options for services                    -             -          21,000             -                         21,000
Issuance of restricted common stock at
  $.40 per share                            1,468,333         1,144         586,189             -                -       587,333
Issuance of common stock for consulting
  services                                     15,000            15           7,635             -                -         7,650
Amortization of deferred compensation               -             -               -        14,438                -        14,438
Net Loss                                            -             -               -             -       (1,091,005)   (1,091,005)
                                          -----------    ----------   -------------  ------------    -------------   -----------

Balance - December 31, 2005                19,459,735    $   19,459   $   5,709,343  $    (53,437)   $  (5,882,005)  $  (206,640)
                                          ===========    ==========   =============  ============    =============   ===========














               The accompanying notes are an integral part of the
                       consolidated financial statements

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the Years Ended December 31,
                                                                  ---------------------------------
                                                                       2005               2004
                                                                  --------------     --------------
Cash Flows From Operating Activities:
Net loss                                                          $   (1,091,005)    $  (1,742,000)
Adjustments to reconcile net loss to net
  cash used by operating activities:
      Depreciation                                                         2,720            11,000
      Additional compensation for options issued
        in excess of accrued compensation                                      -           377,000
      Common stock issued for services                                   149,469             6,000
      Amortization of deferred compensation                                    -           148,000
      Options issued for consulting services                                   -            18,000
      Deferred compensation                                              (42,437)                -
      Gain on sale of equipment                                           (2,142)
      Issuance of warrants for services                                   21,000
Changes in assets and liabilities:
      Accounts receivable                                                      -            10,000
      Inventory                                                          (47,034)           (9,000)
      Prepaid insurance                                                    3,000            (3,000)
      Accounts payable and accrued expenses                              255,617           (62,000)
      Deposits from customers                                            (10,000)           10,000
                                                                  --------------     -------------

Net cash used in operating activities                                   (760,812)       (1,236,000)
                                                                  --------------     -------------

Cash Flows From Investing Activities:
   Purchase of equipment                                                  (5,830)                -
   Sale of equipment                                                      35,000                 -
                                                                  --------------     -------------

Net cash provided by investing activities                                 29,170                 -
                                                                  --------------     -------------

Cash Flows From Financing Activities:
   Proceeds from sales of common stock                                   587,333         1,322,000
   Repayments of obligation under capital leases                               -           (15,000)
                                                                  --------------     -------------

Net cash provided by financing activities                                587,333         1,307,000
                                                                  --------------     -------------

      Net increase (decrease) in cash and cash equivalents              (144,309)           71,000

      Cash and cash equivalents, beginning of period                     221,000           150,000
                                                                  --------------     -------------

      Cash and cash equivalents, end of period                    $       76,691     $     221,000
                                                                  ==============     =============

Supplemental Disclosures

      Cash paid during the year for interest                      $            -     $      13,000
                                                                  ==============     =============
      Cash paid during the year for taxes                         $            -     $           -
                                                                  ==============     =============
      Stock options issued to settle accrued compensation         $            -     $     370,000
                                                                  ==============     =============
      Common stock issued for deferred consulting                 $       53,437     $      10,000
                                                                  ==============     =============
      Common stock issued for conversion of
        convertible notes payable                                 $            -     $     250,000
                                                                  ==============     =============
      Common stock issued for consulting services                 $      146,469     $       6,000
                                                                  ==============     =============

               The accompanying notes are an integral part of the
                       consolidated financial statements

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE A - ORGANIZATION AND OPERATIONS

Organization
------------
Enviro Voraxial Technology, Inc. (the "Company") is a provider of environmental and industrial separation technology. The Company has developed and patented the Voraxial(R) Separator, which is a technology that efficiently separates solids and liquids with distinct specific gravities. Potential commercial applications and markets include oil exploration and production, pre-treatment of wastewater at municipal wastewater (headworks) facilities, oil and water separation, and environmental cleanup.

Since 1999, the Company has been focusing its efforts on developing and marketing the Voraxial(R) Separator. The Company currently operates within two segments: the sales and marketing of the Voraxial(R) Separator and the manufacture of the Voraxial(R) Separator.

Florida Precision Aerospace, Inc. (FPA) is the wholly-owned subsidiary of the Company and is used to do contract work with the aerospace, automotive and defense contracting activity.

NOTE B - GOING CONCERN

The Company has experienced net losses, has negative cash flows from operating activities, and has to raise capital to sustain operations. There is no assurance that the Company's developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve a level of revenue sufficient to provide cash inflows to sustain operations. The Company will continue to require the infusion of capital until operations become profitable. During 2005, the Company anticipates seeking additional capital, increasing sales of the Voraxial(R) Separator and continuing to restrict expenditures. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the parent company, Enviro Voraxial Technology, Inc., and its wholly-owned subsidiary, Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

Estimates
---------
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ.

Revenue Recognition
-------------------
The Company presents revenue in accordance with Staff Accounting Bulletin (SAB) No. 104 "Revenue Recognition in Financial Statements". Under SAB 104, revenue is realized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.

In accordance with the above, the Company recognizes revenue from rental of equipment, based on the terms of the agreement. Revenues from contracts are recognized upon customer acceptance of shipment.

Fair Value of Instruments
-------------------------
The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at December 31, 2005, approximate their fair value because of their relatively short-term nature.

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

Fixed Assets
------------
Fixed assets are stated at cost less accumulated depreciation. The cost of maintenance and repairs is expensed to operations as incurred. Depreciation is computed by the straight-line method over the estimated economic useful life of the assets (5-10 years). Gains and losses recognized from the sales or disposal of assets is the difference between the sales price and the recorded cost less accumulated depreciation less costs of disposal.

Net Loss Per Share
------------------
Basic and diluted loss per share has been computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. The warrants and stock options have been excluded from the calculation since they would be anti-dilutive.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


Such equity instruments may have a dilutive effect in the future and include the following potential common shares:

                  Warrants                                         5,589,367
                  Stock options                                    3,729,666
                                                                  ----------
                                                                   9,319,033
                                                                  ==========
Income Taxes
------------
Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Research and Development Expenses
---------------------------------
Research and development costs, which consist of travel expenses, consulting fees, subcontractors and salaries are expensed as incurred.

Advertising Costs
-----------------
Advertising costs are expensed as incurred and are included in general and administrative expenses. Amounts incurred for advertising as of December 31, 2005 and 2004 were $10,121 and $15,000, respectively.

Stock-Based Compensation
------------------------
The Company accounts for stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which was released in December 2002 as an amendment of SFAS No. 123. The Company currently accounts for stock-based compensation under the fair value method using the Black-Scholes option pricing model as indicated in Note G.

Accounting for the Impairment of Long-Lived Assets
--------------------------------------------------

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets in 2005 and 2004.

Recent Accounting Pronouncements
--------------------------------

Share-Based Payment

In December 2004, the FASB issued a revision of SFAS 123 (SFAS 123(R)) that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective as of February 1, 2006. Based on zero shares and awards outstanding as of January 31, 2006, the adoption of SFAS 123(R) would have no impact on earnings for the fiscal year.

In March 2005, the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin (SAB) 107, "Share-Based Payments". The interpretations in SAB 107 express views of the SEC staff, or staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R. SAB 107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees. The Company and management is reviewing SAB 107 in conjunction with its review of SFAS 123R.

Non-monetary Exchange

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets--An Amendment of Accounting Principles Board (APB) Opinion No. 29, Accounting for Non-monetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Non-monetary Transactions," and replaces it with an exception for exchanges that do not have

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company's current financial condition or results of operations.

Conditional Asset Retirement

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47 - "Accounting for Conditional Asset Retirement Obligations - an Interpretation of SFAS 143 (FIN No. 47). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective no later than December 31, 2005. FIN No. 47 did not impact the Company for the year ended January 31, 2006.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a Replacement of APB No. 20 and FASB 3". SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

NOTE D - CONCENTRATION OF CREDIT RISK

One customer accounted for approximately 80% of revenue for the years end December 31, 2005 and 2004. There were no outstanding receivables from this customer for either year.

NOTE E - FIXED ASSETS

Fixed assets as of December 31, 2005 consists of:

                                                                      2005
                                                                 -------------
Machinery and equipment                                          $     278,929
Furniture and fixtures                                                  14,498
                                                                 -------------
Total                                                                  293,427
Less:  accumulated depreciation                                       (288,089)
                                                                 -------------
Fixed Assets, net                                                $       5,338
                                                                 -------------

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


Depreciation expense for the years ended December 31, 2005 and 2004 amounted to $2,720 and $11,000 respectively.

NOTE F - RELATED PARTY TRANSACTIONS

For the years ended December 31, 2005 and 2004, the Company incurred consulting expenses from the chief executive officer and majority stockholder of the Company of $165,000 each year. Of these amounts, approximately $43,000 and $25,000 have been paid out for the years ended December 31, 2005 and 2004, respectively. The unpaid balance has been included in accrued expenses.

NOTE G - CAPITAL TRANSACTIONS

Common stock
------------
On January 15, 2004, the Company issued options to purchase an aggregate of 1,394,666 shares of common stock to the Company's chief executive officer, one employee and one consultant, in consideration for such individuals accrued compensation in the aggregate amount of $370,000. Options to purchase 697,333 shares of our common stock are exercisable at $0.60 and options to purchase 697,333 shares of our common stock are exercisable at $1.00. The options are exercisable for a period of five years commencing January 15, 2004. The Company estimated the fair value of the stock options at the grant date by using the Black-Scholes option-pricing model, with the following weighted average assumptions: no dividend yield for all years, expected volatility of 80%, risk-free interest rate of 4% and an expected life of 5 years, resulting in a fair value of $747,000, and additional compensation expense of $370,000.

In January 2004, the Company issued 170,000 shares of common stock to a consultant valued at $138,000 based on the closing market price of the Company's common stock on the date of the agreement. This amount is being amortized over the one year life of the consulting agreement, resulting in consulting expense of $127,000 in 2004. The remaining unamortized balance of $11,000 has been expensed in 2005.

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

On February 18, 2004, the Company issued options to purchase an aggregate of 30,000 shares of common stock exercisable at $0.71 per share to three individuals as consideration for joining the Company's advisory committee. The options were initially exercisable until February 18, 2006, but have been extended to February 18, 2007. The Company calculated estimate of the fair value

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


of the stock options at the grant date by using the Black-Scholes option-pricing model, with the following weighted average assumptions: no dividend yield for all years, expected volatility of 80%, risk-free interest rate of 4% and an expected life of 3 years, resulting in a fair value of $18,000. This amount was expensed in 2004.

In February 2004, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 243,200 shares of common stock issued in 2000 for a period of one year. The warrants now expire in February 2006.

In February 2004, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 200,000 shares of common stock issued in 2001 for a period of one year. The warrants now expire in April 2006.

During January and February 2004, the Company issued convertible notes to three individuals in the aggregate amount of $250,000 through a convertible note agreement whereby the notes automatically convert into securities of the Company pursuant to the terms of a private placement initiated in March 2004. Effective May 5, 2004, the notes converted into 250,000 shares.

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

In January 2005, the Company entered into a one-year consulting agreement with its former Chief Operating Officer for engineering design, marketing and sales of Company products and services. Pursuant to this agreement, the Company granted 50,000 warrants to this individual exercisable at $1.00 per share. These warrants vest equally in 12 traunches over a period of one year commencing in January, 2005 and expire in January 2008. The Company calculated the fair value of the warrants at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 133%; risk-free interest rate of 3% and an expected life of 3 years, resulting in a fair value of approximately $21,000.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

In May 2005, the Company issued 75,000 shares of common stock to a consultant, valued at $57,000, which is based on the closing market price of the Company's common stock on the date of the agreement. In addition, the Company paid $40,000 in cash to the consultant, which has been amortized over the life of the consulting agreement of four months. During November 2005, the Company issued an additional 225,000 shares per the terms of the agreement. These shares were valued at $85,500, which is based on the closing market price of the Company's common stock on the date of the agreement.

During 2005, the Company issued 1,468,333 shares of restricted common stock at $.40 per share, with total proceeds of $587,333 being received.

In July 2005, the Company entered into a consulting agreement. The terms of agreement included issuance of 15,000 shares of common stock for services rendered. The number of shares issued was based on the fair value of the consulting services of $7,650.

Options
-------
Information with respect to employee stock options outstanding and employee stock options exercisable at December 31, 2005 is as follows:

                                                                                               Weighted Average
                                       Options            Vested        Exercise Price Per     Exercise Price Per
                                      Oustanding          Shares           Common Share        Option Oustanding
                                      ----------         ---------      ------------------     -----------------
Balance, December 31, 2002             2,245,000         1,115,000          $0.15-$0.77                $0.21
Granted/vested during the year            10,000         1,120,000                $1.00

Balance, December 31, 2002             2,245,000         2,235,000          $0.15-$1.00                $0.21
Granted/vested during the year         1,424,666         1,424,666          $0.15-$1.00                $0.79

Balance, December 31, 2004             3,679,666         3,659,666          $0.15-$1.00                $0.52

Granted/vested during the year            50,000            50,000                $1.00
Balance, December 31, 2005             3,729,666         3,709,666          $0.15-$1.00                $0.52

The following table summarizes information about the stock options outstanding at December 31, 2005

                           Number         Weighted         Weighted
                        Oustanding at      Average         Average
            Exercise     December 31,     Remaining        Exercise     Number Excercisable     Weighted Average
             Price          2005       Contractual Life      Price      at December 31, 2005     Exercise Price
             -----          ----       ----------------      -----      --------------------     --------------
               0.30          45,000         0.87             0.30                45,000                0.30
               0.77         200,000         1.13             0.77               200,000                0.77
               0.15       2,000,000         1.55             0.15             2,000,000                0.15
               1.00          10,000         1.00             1.00                10,000                1.00
               0.60         697,333         3.13             0.60               697,333                0.60
               1.00         697,333         3.13             1.00               697,333                1.00
               1.00          50,000         3.00             1.00                50,000                1.00
               0.71          30,000         1.17             0.71                30,000                0.71
                          ---------                                           ---------
                          3,729,666                                           3,729,666

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

Warrants
--------

                                                        Number        Range of Exercise            Number
                                                      Outstanding           Price               Exercisable
                                                      -----------           -----               -----------
           Balance - December 31, 2002                 1,477,200         $1.00 - $9.00           1,477,200
           Issued                                      1,585,002                 $1.00           1,385,002
                                                       ---------                                 ---------

           Balance, December 31, 2003                  3,062,202         $1.00 - $9.00           2,862,202
           Issued                                      2,527,165         $0.75 - $1.00           2,527,165
                                                       ---------                                 ---------

           Balance, December 31, 2004                  5,589,367         $0.75 - $9.00           5,389,367
           Issued

           Balance, December 31, 2005                  5,589,367         $0.75 - $9.00           5,389,367
                                                       ---------                                 ---------

NOTE H -   INCOME TAXES

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. There are no deferred taxes for the year ended December 31, 2005.

There was no income tax expense for the year ended December 31, 2005 due to the Company's net losses. Due to an estimated net operating loss carry-forward of approximately $5,885,000 available to offset future taxable income through 2019 and recoverability is not certain, there is no expected tax benefit calculated.

NOTE I - COMMITMENTS AND CONTINGENCIES

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

The Company hired two employees under employment agreements that commenced in January 2003. The combined salaries for 2003 are $215,000 subject to annual increases beginning in 2004. Both agreements have a term of 5 years. One agreement provided for the granting of up to 300,000 cashless exercise warrants to purchase common stock at $1 per share which may result in a significant charge to operations in the future. This agreement was terminated by mutual agreement on December 31, 2004, and only 150,000 warrants were vested and are

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


exercisable. The other agreement provides for the granting of 10,000 stock options to purchase common stock at $1 per share exercisable ratably over two years from the date of grant.

Operating Lease
---------------
The Company leases office and warehouse space in Ft. Lauderdale, Florida under a business lease agreement for a three-year term ending in August 2007. Minimum future lease payments for the next two years are as follows:

                           Years ending December 31,
                           -------------------------

                                     2006                         $   63,700
                                     2007                             42,467
                                                                  ----------
                                                                     106,167
                                                                  ----------

Rent expense charged to operations amounted to $62,000 and $60,000 in 2005 and 2004, respectively.

NOTE J - SUBSEQUENT EVENTS

In March 2006, a Voraxial(R) 4000 Separator was sold to ConocoPhillips for produced water separation. The machine will be used to enhance the handling of large volumes of produced water and water injection on at a production facility.