Form 10QSB
period 2006-03-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2006-05-22
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

                   ------------------------------------------
              (Former Name, former address and former fiscal year,
                         if changed since last Report.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2006, we had 19,864,735 shares of our Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [X]

                                      INDEX


PART I.      CONSOLIDATED CONDENSED FINANCIAL INFORMATION

Item 1.      Consolidated Condensed Financial Statements..............................................    3

             Condensed Consolidated Balance Sheet - March 31, 2006 (Unaudited)........................    3

             Condensed Consolidated Statements of Operations for the
                Three Months Ended March 31, 2006 and 2005 (Unaudited)................................    4

             Condensed Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 2006 and 2005 (Unaudited)................................    5

             Notes to Condensed Consolidated Financial Statements (Unaudited).........................    6

Item 2.      Management's Discussion and Analysis and Plan of
                Operation.............................................................................    9

Item 3.      Controls and Procedures..................................................................    11


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................    11
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds..............................    11
Item 3.      Default Upon Senior Securities...........................................................    12
Item 4.      Submission of Matters to a Vote of Securities............................................    12
Item 5.      Other Information........................................................................    12
Item 6.      Exhibits.................................................................................    12

Signatures   .........................................................................................    13

PART I. CONSOLIDATED FINANCIAL INFORMATION
------------------------------------------

Item 1.  Financial Statements.

              ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                        March 31,
                                                                                           2006
                                                                                     ----------------
                                                                                       (Unaudited)
                                   ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                      $        161,085
      Accounts receivable                                                                      22,164
      Inventory                                                                               137,022
      Prepaid expenses                                                                         26,991
                                                                                     ----------------

        Total current assets                                                                  347,262

 FIXED ASSETS, NET                                                                              5,191

 OTHER ASSETS                                                                                  10,000
                                                                                     ----------------

    Total assets                                                                     $        362,453
                                                                                     ================

                  LIABILITIES AND SHAREHOLDERS' DEFICIENCY

 CURRENT LIABILITIES:
       Accounts payable and accrued expenses                                         $        533,000
       Customer deposits                                                                       78,750
                                                                                     ----------------

        Total current liabilities                                                             611,750
                                                                                     ----------------


        Total liabilities                                                                     611,750
                                                                                     ----------------
 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' DEFICIENCY:
 Common stock, $.001 par value, 42,750,000 shares authorized
      19,864,735 shares issued and oustanding                                                  19,864
 Additional paid-in capital                                                                 5,870,938
 Deferred compensation                                                                        (41,375)
 Accumulated deficit                                                                       (6,098,724)
                                                                                     ----------------

        Total shareholders' deficiency                                                       (249,297)
                                                                                     ----------------

 Total liabilities and shareholders' deficiency                                      $        362,453
                                                                                     ================




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                               Three Months Ended March 31,
                                                                    --------------------------------------------------
                                                                            2006                          2005
                                                                    ---------------------        ---------------------
                                                                         (Unaudited)                  (Unaudited)
Revenues, net                                                       $             22,164         $                  --

Cost of goods sold                                                                 4,778                            --
                                                                    --------------------         ---------------------

Gross Profit                                                                      17,386                            --

Costs and expenses:
      General and administrative                                                  88,409                       125,000
      Research and development                                                   145,696                       119,000
                                                                    --------------------         ---------------------

                Total costs and expenses                                         234,105                       244,000
                                                                    --------------------         ---------------------

Loss from operations                                                            (216,719)                     (244,000)
                                                                    --------------------         ---------------------

NET LOSS                                                            $           (216,719)        $            (244,000)
                                                                    ====================         =====================

Weighted average number of common shares
   outstanding-basic & diluted                                                19,622,797                    17,676,402
                                                                    ====================         =====================

Basic and diluted loss per common share                             $              (0.01)        $               (0.01)
                                                                    ====================         =====================













               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the Three Months Ended March 31,
                                                                            ---------------------------------------------
                                                                                    2006                   2005
                                                                            --------------------   ----------------------
                                                                                (Unaudited)             (Unaudited)
Cash Flows From Operating Activities:
Net loss                                                                    $           (216,719)  $            (244,000)
Adjustments to reconcile net loss to net
cash used by operating activities:
  Depreciation                                                                               147                   2,000
  Common stock issued for services                                                        40,000                      --
  Amortization of deferred compensation                                                       --                  16,000
  Deferred compensation                                                                   12,062                      --
Changes in assets and liabilities:
  Accounts receivable                                                                    (22,164)                     --
  Inventory                                                                              (10,988)                (47,000)
  Prepaid insurance                                                                      (26,991)                (22,000)
  Accounts payable and accrued expenses                                                  108,297                  73,000
  Deposits from customers                                                                 78,750                  48,000
                                                                            --------------------   ---------------------

Net cash used in operating activities                                                    (37,606)               (174,000)
                                                                            --------------------   ---------------------

Cash Flows From Investing Activities:
   Purchase of equipment                                                                      --                  (6,000)
                                                                            --------------------   ---------------------

Net cash provided by investing activities                                                     --                  (6,000)
                                                                            --------------------   ---------------------

Cash Flows From Financing Activities:
   Proceeds from sales of common stock                                                   122,000                      --
                                                                            --------------------   ---------------------

Net cash provided by financing activities                                                122,000                      --
                                                                            --------------------   ---------------------

Net increase (decrease) in cash and cash equivalents                                      84,394                (180,000)

Cash and cash equivalents, beginning of period                                            76,691                 221,000
                                                                            --------------------   ---------------------

Cash and cash equivalents, end of period                                    $            161,085   $              41,000
                                                                            ====================   =====================
Supplemental Disclosures

  Cash paid during the year for interest                                    $                 --   $                  --
                                                                            ====================   =====================
  Cash paid during the year for taxes                                       $                 --   $                  --
                                                                            ====================   =====================
  Common stock issued for deferred consulting                               $                 --   $                  --
                                                                            ====================   =====================
  Common stock issued for consulting services                               $             40,000   $                  --
                                                                            ====================   =====================








               The accompanying notes are an integral part of the
                       consolidated financial statements.

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

In March 2006, a Voraxial(R) 4000 Separator was sold to ConocoPhillips for produced water separation. The machine will be used to enhance the handling of large volumes of produced water and water injection at a production facility.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the parent company, Enviro Voraxial Technology, Inc., and its wholly-owned subsidiary, Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements
----------------------------
The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of March 31, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

Use of Estimates
----------------
Use of estimates and assumptions by management is required in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

Earnings Per Share
------------------
Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

NOTE C - CAPITAL TRANSACTIONS

Common stock
------------
In January 2006, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 243,200 shares of common stock issued in 2000 for a period of one year. The warrants now expire in February 2007.

In January 2006, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 200,000 shares of common stock issued in 2001 for a period of one year. The warrants now expire in April 2007.

In January 2006, the Company issued 100,000 shares of common stock to a consultant, valued at $40,000, which is based on the closing market price of the Company's common stock on the date of the agreement.

During the three months ended March 31, 2006 the Company sold 305,000 shares of common stock for $0.40 per share in a private placement offering. Total proceeds from the sale were $122,000.

Options
-------
Information with respect to employee stock options outstanding and employee stock options exercisable at March 31, 2006 is as follows:

                                                                                           Weighted Average
                                       Options          Vested       Exercise Price Per   Exercise Price Per
                                     Outstanding        Shares          Common Share      Option Outstanding
                                     -----------        ------          ------------      ------------------
Balance, December 31, 2002            2,245,000        1,115,000        $0.15-$0.77             $0.21
Granted/vested during the year           10,000        1,120,000              $1.00

Balance, December 31, 2002            2,245,000        2,235,000        $0.15-$1.00             $0.21
Granted/vested during the year        1,424,666        1,424,666        $0.15-$1.00             $0.79

Balance, December 31, 2004            3,679,666        3,659,666        $0.15-$1.00             $0.52

Granted/vested during the year           50,000           50,000              $1.00
Balance, December 31, 2005            3,729,666        3,709,666        $0.15-$1.00             $0.52

Granted/vested during the quarter
                                              -                -                  -                 -
Balance, March 31, 2006               3,729,666        3,709,666        $0.15-$1.00             $0.52

The following tables summarize information about the stock options and warrants outstanding at March 31, 2006:

Options
-------

                                          Weighted Average      Weighted           Number
     Exercise        Number Outstanding       Remaining          Average       Exercisable at     Weighted Average
       Price          at March 31, 2006   Contractual Life   Exercise Price    March 31, 2006      Exercise Price
       -----          -----------------   ----------------   --------------    --------------      --------------
       0.30                 45,000               0.87              0.30             45,000              0.30
       0.77                200,000               1.13              0.77            200,000              0.77
       0.15              2,000,000               1.55              0.15          2,000,000              0.15
       1.00                 10,000               1.00              1.00             10,000              1.00
       0.60                697,333               3.13              0.60            697,333              0.60
       1.00                697,333               3.13              1.00            697,333              1.00
       1.00                 50,000               3.00              1.00             50,000              1.00
       0.71                 30,000               1.17              0.71             30,000              0.71
                         ---------                                               ---------
                         3,729,666                                               3,729,666
                         =========                                               =========

Warrants
--------

                                                                   Number      Range of Exercise        Number
                                                                Outstanding          Price           Exercisable
                                                                -----------          -----           -----------
Balance - December 31, 2002                                      1,477,200        $1.00 - $9.00         1,477,200
Issued                                                           1,585,002                $1.00         1,385,002
                                                                 ---------                              ---------

Balance, December 31, 2003                                       3,062,202        $1.00 - $9.00         2,862,202
Issued                                                           2,527,165        $0.75 - $1.00         2,527,165
                                                                 ---------                              ---------

Balance, December 31, 2004                                       5,589,367        $0.75 - $9.00         5,389,367
Issued                                                                  --                   --                --
                                                                 ---------        -------------         ---------

Balance, December 31, 2005                                       5,589,367        $0.75 - $9.00         5,389,367
Issued                                                                  --                   --                --
                                                                 ---------        -------------         ---------

Balance, March 31, 2006                                          5,589,367        $0.75 - $9.00         5,389,367
                                                                 ---------        -------------         ---------

NOTE D - SUBSEQUENT EVENTS

Subsequent to March 31, 2006 the Company sold 415,000 shares of common stock for $.40 per share in a private placement offering. Total proceeds from the sale were $166,000.

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

Application of Critical Accounting Policies

The Company's consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of these significant accounting policies can be found in Note B to the Company's financial statements in the Company's 2005 Annual Report on Form 10-KSB. The Company has not adopted any significant new policies during the quarter ended March 31, 2006.

Among the significant judgments made in preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and adjustments of inventory valuations. These adjustments are made each quarter in the ordinary course of accounting.

Results of Operations for the Three Months ended March 31, 2006 and 2005:

Revenue

Our revenues were $22,164 for the three months ended March 31, 2006 as compared to $-0- for the three months ended March 31, 2005. The revenues were from the sale of Voraxial equipment parts for approximately $11,000 and the lease of a Voraxial Separator for approximately $11,000. The Company continues to focus on its sales and marketing program for the Voraxial(R) Separator and management believes such efforts will result in increasing revenues in 2006.

Research and Development Expenses

Research and Development expenses increased by 22% to $145,696 for the three months ended March 31, 2006, as compared to $119,000 for the previous three months ended March 31, 2005. Although the Company has finalized the development of the Voraxial(R) Separator, we targeted expenditures for specific applications for the technology within the oil industry during the three months ended March 31, 2006.

General and Administrative Expenses

General and Administrative expenses decreased by 29% to $88,409 for the three months ended March 31, 2006 down from $125,000 for the three months ended March 31, 2005. The decrease was primarily due to a decreases in overall general and administrative expenses. We continue to focus our efforts on marketing of the Voraxial Separator.

Liquidity and Capital Resources:

Cash at March 31, 2006 was $161,085. Working capital deficit at March 31, 2006 was $264,488 as compared to a working capital deficit at December 31, 2005 of $221,978. The increase in the working capital deficit was primarily due to an increase in customer deposits of $78,750 and increase in accounts payable and accrued expenses of $108,297. These amounts were partially offset by a $84,394 increase in cash. The customer deposit is from a purchase order from ConocoPhillips for a Voraxial Separator. The Company expects to deliver the Voraxial Separator by July 2006.

At March 31, 2006 the Company had an accumulated deficit of $6,098,724. We anticipate generating positive cash flow from the Voraxial(R) Separator by the end of 2006. To the extent such revenues and corresponding cash flows do not materialize, we will require an infusion of capital to sustain our operations. We cannot be assured that we will generate revenues or that the level of any future revenues will be self sustaining. Furthermore, we cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.

The Company has funded working capital requirements and intends to fund current working capital requirements through third party financing, including the private placement of securities. However, the Company cannot provide any assurances that it will be able to obtain adequate financing. If the Company is unable to obtain adequate financing, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities. During the period covered by this report, the Company received $122,000 from seven accredited investors that purchased an aggregate of 305,000 shares of the Company's restricted common stock at $0.40 per share. Subsequent to the period covered by this report, the Company sold an aggregate of 415,000 shares of its common stock to six investors and received proceeds of $166,000. Such proceeds will be used to fund working capital requirements.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         In January 2006, the Company entered into a six month consulting agreement and agreed to issue 100,000 shares for services performed by a consultant, which were valued at $40,000. The shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act. The consultant received information concerning the Company and had the opportunity to ask questions concerning the Company. The shares issued contain a legend restricting transferability absent registration or applicable exemption.

         During the three month period ended March 31 2006, the Company received $122,000 from seven accredited investors, including the Company's executive vice president, that purchased an aggregate of 305,000 shares of the Company's restricted common stock at $0.40 per share. The issuances were exempt from registration under Section 4(2) of the Securities Act. The investors received information concerning the Company and had the opportunity to ask questions concerning the viability of the Company. The shares contain legends restricting their transferability absent registration or applicable exemption.

         In January 2006, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 243,200 shares of common stock issued in 2000 for a period of one year. The warrants now expire in February 2007.

         In January 2006, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 200,000 shares of common stock issued in 2001 for a period of one year. The warrants now expire in April 2007.

         Subsequent to the period covered by this report the Company received $166,000 from six accredited investors that purchased an aggregate of 415,000 shares of the Company's restricted common stock at $0.40 per share. The issuances were exempt from registration under Section 4(2) of the Securities Act. The investors received information concerning the Company and had the opportunity to ask questions concerning the viability of the Company. The shares contain legends restricting their transferability absent registration or applicable exemption.

Item 3.  Default Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Securities

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits

         Exhibits required by Item 601 of Regulation S-B

         31.1     Form 302 Certification of Chief Executive Officer
         31.2     Form 302 Certification of Principal Financial Officer
         32.1 Form 906 Certification of Chief Executive Officer and Principal Financial Officer

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

DATED:  May 19, 2006