Form 10QSB
period 2006-06-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2006-08-14
CIK 1043894

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the quarterly period ended June 30, 2006

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 30, 2006, we had 20,279,735 shares of our Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [X]

                                      INDEX
                                                                                                                 Page
                                                                                                                 ----

PART I.      CONSOLIDATED CONDENSED FINANCIAL INFORMATION

Item 1.      Consolidated Condensed Financial Statements..............................................            3

             Condensed Consolidated Balance Sheet - June 30, 2006 (Unaudited).........................            3

             Condensed Consolidated Statements of Operations for the Three
                Months and Six Months Ended June 30, 2006 and 2005 (Unaudited)........................            4

             Condensed Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 2006 and 2005 (Unaudited)...................................            5

             Notes to Condensed Consolidated Financial Statements (Unaudited).........................            6

Item 2.      Management's Discussion and Analysis and Plan of
             Operation................................................................................           10

Item 3.      Controls and Procedures..................................................................           12


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................           13
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds..............................           13
Item 3.      Default Upon Senior Securities...........................................................           13
Item 4.      Submission of Matters to a Vote of Securities............................................           13
Item 5.      Other Information........................................................................           13
Item 6.      Exhibits.................................................................................           14

Signatures   .........................................................................................           15

PART I.      CONSOLIDATED CONDENSED FINANCIAL INFORMATION

Item 1.      Consolidated Condensed Financial Statements

                ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                             June 30,
                                                                                               2006
                                                                                         ------------------
                                                                                            (Unaudited)
                                     ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                          $         153,619
      Accounts receivable                                                                                -
      Inventory                                                                                    149,034
      Prepaid expenses                                                                              17,994
                                                                                         ------------------

        Total current assets                                                                       320,647

 FIXED ASSETS, NET                                                                                   5,044

 OTHER ASSETS                                                                                       10,000
                                                                                         ------------------

    Total assets                                                                         $         335,691
                                                                                         ==================


                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

 CURRENT LIABILITIES:
       Accounts payable and accrued expenses                                             $         547,942
                                                                                         ------------------

        Total current liabilities                                                                  547,942
                                                                                         ------------------

        Total liabilities                                                                          547,942
                                                                                         ------------------

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' DEFICIENCY:
 Common stock, $.001 par value, 42,750,000 shares authorized
      20,279,735 shares issued and oustanding                                                       20,279
 Additional paid-in capital                                                                      6,036,523
 Accumulated deficit                                                                            (6,269,053)
                                                                                         ------------------

        Total shareholders' deficiency                                                            (212,251)
                                                                                         ------------------

 Total liabilities and shareholders' deficiency                                          $         335,691
                                                                                         ==================


   The accompanying notes are an integral part of these financial statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Three Months Ended June 30,               Six Months Ended June 30,
                                            --------------------------------------    -------------------------------------
                                                  2006                2005                  2006                2005
                                            -----------------   ------------------    -----------------   -----------------
                                               (Unaudited)          (Unaudited)          (Unaudited)         (Unaudited)
Revenues, net                               $        140,000    $         120,000     $        162,164    $        120,000

Cost of goods sold                                    60,209               34,000               64,987              34,000
                                            -----------------   ------------------    -----------------   -----------------

Gross Profit                                          79,791               86,000               97,177              86,000

Costs and expenses:
      General and administrative                     114,692              128,000              203,101             253,000
      Research and development                       135,428              209,000              281,124             328,000
                                            -----------------   ------------------    -----------------   -----------------

                Total costs and expenses             250,120              337,000              484,225             581,000
                                            -----------------   ------------------    -----------------   -----------------

Loss from operations                                (170,329)            (251,000)            (387,048)           (495,000)
                                            -----------------   ------------------    -----------------   -----------------

Other income (expenses)
   Gain on sale of equipment                               -                2,000                    -                2000
                                            -----------------   ------------------    -----------------   -----------------
              Total other income (expense)                 -                2,000                    -                2000
                                            -----------------   ------------------    -----------------   -----------------

NET LOSS                                    $       (170,329)   $        (249,000)    $       (387,048)   $       (493,000)
                                            =================   ==================    =================   =================

Weighted average number of common shares
   outstanding-basic & diluted                    20,128,346           18,279,323           19,876,916          17,979,529
                                            =================   ==================    =================   =================

Basic and diluted loss per common share     $          (0.01)   $           (0.01)    $          (0.02)   $          (0.03)
                                            =================   ==================    =================   =================













  The accompanying notes are an integral part of these financial statements.

                      ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            For the Six Months Ended June 30,
                                                                        -------------------------------------------
                                                                               2006                   2005
                                                                        --------------------  ---------------------
                                                                             (Unaudited)            (Unaudited)
Cash Flows From Operating Activities:
Net loss                                                                $          (387,048)  $           (493,000)
Adjustments to reconcile net loss to net
cash used by operating activities:
      Depreciation                                                                      294                  2,000
      Gain on sale of equipment                                                           -                 (2,000)
      Common stock issued for services                                               40,000                      -
      Amortization of deferred compensation                                               -                 46,000
      Deferred compensation                                                          53,437                      -
Changes in assets and liabilities:
     Inventory                                                                      (23,000)               (47,000)
     Prepaid insurance                                                              (17,994)               (14,000)
     Deferred costs                                                                       -                (40,000)
     Accounts payable and accrued expenses                                          123,239                152,000
     Deposits from customers                                                              -                (10,000)
                                                                        --------------------  ---------------------
Net cash used in operating activities                                              (211,072)              (406,000)
                                                                        --------------------  ---------------------

Cash Flows From Investing Activities:
   Purchase of equipment                                                                  -                 (6,000)
   Proceeds from sale of equipment, net                                                   -                 35,000
                                                                        --------------------  ---------------------
Net cash provided by investing activities                                                 -                 29,000
                                                                        --------------------  ---------------------
Cash Flows From Financing Activities:
   Proceeds from sales of common stock                                              288,000                412,000
                                                                        --------------------  ---------------------

Net cash provided by financing activities                                           288,000                412,000
                                                                        --------------------  ---------------------
Net increase in cash and cash equivalents                                            76,928                 35,000

Cash and cash equivalents, beginning of period                                       76,691                221,000
                                                                        --------------------  ---------------------

Cash and cash equivalents, end of period                                $           153,619   $            256,000
                                                                        ====================  =====================
Supplemental Disclosures

Cash paid during the year for interest                                  $                 -   $                  -
                                                                        ====================  =====================
Cash paid during the year for taxes                                     $                 -   $                  -
                                                                        ====================  =====================
Common stock issued for deferred consulting                             $                 -   $                  -
                                                                        ====================  =====================
Common stock issued for consulting services                             $            40,000   $                  -
                                                                        ====================  =====================

  The accompanying notes are an integral part of these financial statements.

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

Florida Precision Aerospace, Inc. (FPA) is the wholly owned subsidiary of the Company and is used to do contract work with the aerospace, automotive and defense contracting activity.

In March 2006, a Voraxial(R) 4000 Separator was sold to ConocoPhillips for produced water separation. The machine will be used to enhance the handling of large volumes of produced water and water injection at a production facility.

NOTE B - GOING CONCERN

The Company has experienced net losses and negative cash flows from operating activities. They will need to raise capital to sustain operations. There is no assurance that the Company will ever have commercially accepted products, that their developmental and marketing efforts will be successful or that they will achieve a level of revenue sufficient to provide cash inflows to sustain operations. The Company will continue to require the infusion of capital until operations become profitable. During 2006, the Company anticipates seeking additional capital, increasing sales of the Voraxial(R) Separator and continuing to restrict expenditures. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
----------------------------

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of June 30, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

NOTE D - CAPITAL TRANSACTIONS

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

During the three months ended June 30, 2006 the Company sold 415,000 shares of common stock for $.40 per share in a private placement offering. Total proceeds from the sale were $166,000.

Options
-------

Information with respect to employee stock options outstanding and employee stock options exercisable at June 30, 2006 is as follows:

------------------------------------------- ------------------ ----------------- ----------------- -------------------
                                                                                                    Weighted Average
                                                                                  Exercise Price     Exercise Price
                                                 Options            Vested             Per             Per Option
                                               Outstanding          Shares         Common Share       Outstanding
------------------------------------------- ------------------ ----------------- ----------------- -------------------
Balance, December 31, 2005                          3,729,666         3,709,666       $0.15-$1.00               $0.52
------------------------------------------- ------------------ ----------------- ----------------- -------------------
Granted/vested during the quarter                           -                 -                 -                   -
------------------------------------------- ------------------ ----------------- ----------------- -------------------
Balance, March 31, 2006                             3,729,666         3,709,666       $0.15-$1.00               $0.52
------------------------------------------- ------------------ ----------------- ----------------- -------------------
Granted/vested during the quarter                           -                 -                 -                   -
------------------------------------------- ------------------ ----------------- ----------------- -------------------
Balance, June 30, 2006                              3,729,666         3,709,666       $0.15-$1.00               $0.52
------------------------------------------- ------------------ ----------------- ----------------- -------------------

The following table summarizes information about the stock options outstanding at June 30, 2006:

------------------------------------------------------------------------------------------------------------------
                                          Weighted
                                           Average
                          Number          Remaining        Weighted
     Exercise         Outstanding at     Contractual        Average        Number Exercisable   Weighted Average
       Price          June 30, 2006         Life         Exercise Price     at June 30, 2006     Exercise Price
-------------------- ----------------- ---------------- ----------------- --------------------- ------------------
               0.30            45,000             0.87              0.30                45,000               0.30
-------------------- ----------------- ---------------- ----------------- --------------------- ------------------
               0.77           200,000             1.13              0.77               200,000               0.77
-------------------- ----------------- ---------------- ----------------- --------------------- ------------------
               0.15         2,000,000             1.55              0.15             2,000,000               0.15
-------------------- ----------------- ---------------- ----------------- --------------------- ------------------
               1.00            10,000             1.00              1.00                10,000               1.00
-------------------- ----------------- ---------------- ----------------- --------------------- ------------------
               0.60           697,333             3.13              0.60               697,333               0.60
-------------------- ----------------- ---------------- ----------------- --------------------- ------------------
               1.00           697,333             3.13              1.00               697,333               1.00
               1.00            50,000             3.00              1.00                50,000               1.00
-------------------- ----------------- ---------------- ----------------- --------------------- ------------------
               0.71            30,000             1.17              0.71                30,000               0.71
                            ---------                                                ---------
                            3,729,666                                                3,729,666
-------------------- ----------------- ---------------- ----------------- --------------------- ------------------

Warrants
--------

Information with respect to warrants outstanding and exercisable at June 30, 2006 is as follows:

------------------------------------------------- ---------------- --------------------- -------------------
                                                      Number        Range of Exercise          Number
                                                    Outstanding           Price             Exercisable
------------------------------------------------- ---------------- --------------------- -------------------
Balance, December 31, 2005                              5,589,367         $0.75 - $9.00           5,389,367
------------------------------------------------- ---------------- --------------------- -------------------
Issued
------------------------------------------------- ---------------- --------------------- -------------------
Balance, March 31, 2006                                 5,589,367         $0.75 - $9.00           5,389,367
------------------------------------------------- ---------------- --------------------- -------------------
Issued
------------------------------------------------- ---------------- --------------------- -------------------
Balance, June 30, 2006                                  5,589,367           $0.75-$9.00           5,389,367
------------------------------------------------- ---------------- --------------------- -------------------

NOTE E - CONCENTRATION

Revenues
--------

For the six months ended June 30, 2006, the Company generated over 90% of its revenues from one customer.

NOTE F - SUBSEQUENT EVENT

Subsequent to June 30, 2006, the Company sold 50,000 shares of common stock for $.40 per share in a private placement offering. Total proceeds from the sale were $20,000.

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

Application of Critical Accounting Policies

The Company's consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of these significant accounting policies can be found in Note B to the Company's financial statements in the Company's 2005 Annual Report on Form 10-KSB. The Company has not adopted any significant new policies during the quarter ended June 30, 2006.

Among the significant judgments made in preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and adjustments of inventory valuations. These adjustments are made each quarter in the ordinary course of accounting.

Results of Operations for the Three Months ended June 30, 2006 and 2005:

Revenue

Our revenues increased 17% to $140,000 for the three months ended June 30, 2006 as compared to $120,000 for the three months ended June 30, 2005. Revenues from both periods relate to the sales of Voraxial(R) Separator. The Company continues to focus on its sales and marketing program for the Voraxial(R) Separator, specifically in the oil exploration and production market. Management believes such efforts will result in increasing revenues in 2006.

Research and Development Expenses

Research and Development expenses decreased by 35% to $135,427 for the three months ended June 30, 2006, as compared to $209,000 for the previous three months ended June 30, 2005. Although the Company has finalized the development of the Voraxial(R) Separator, we targeted expenditures for specific applications for the technology within the oil industry during the three months ended June 30, 2006.

General and Administrative Expenses

General and Administrative expenses decreased by 10% to $114,694 for the three months ended June 30, 2006 down from $128,000 for the three months ended June 30, 2005. The decrease was primarily due to a consolidation of activities. We continue to focus our efforts on marketing the Voraxial(R) Separator in the oil industry.

Results of Operations for the Six Months ended June 30, 2006 and 2005:

Revenue

Our revenues increased 35% to $162,164 for the six months ended June 30, 2006 as compared to $120,000 for the six months ended June 30, 2005. The increase in revenue was principally due to the sale of Voraxial(R) Separator equipment. The Company continues to focus on its sales and marketing program for the Voraxial(R) Separator, specifically in the oil exploration and production market. Management believes such efforts will continue to result in increasing revenues in 2006.

Research and Development Expenses

Research and Development expenses decreased by 14% to $281,124 for the six months ended June 30, 2006, as compared to $328,000 for the previous six months ended June 30, 2005. Although the Company has finalized the development of the Voraxial(R) Separator, we targeted expenditures for specific applications for the technology within the oil industry during the six months ended June 30, 2006.

General and Administrative Expenses

General and Administrative expenses decreased by 20% to $203,101 for the six months ended June 30, 2006 down from $253,000 for the six months ended June 30, 2005. The decrease was primarily due to a consolidation of activities. We continue to focus our efforts on marketing of the Voraxial(R) Separator.

Liquidity and Capital Resources:

Cash at June 30, 2006 was $153,619. Working capital deficit at June 30, 2006 was $227,295 as compared to a working capital deficit at December 31, 2005 of $221,978. The increase in the working capital deficit was primarily due to increase in accounts payable and accrued expenses of $123,239. These amounts were partially offset by a $76,928 increase in cash, an increase in inventory of $23,000, and an increase in prepaid expenses of $17,994.

At June 30, 2006 the Company had an accumulated deficit of $6,269,053. We anticipate generating positive cash flow from the Voraxial(R) Separator by the end of 2006. To the extent such revenues and corresponding cash flows do not materialize, we will continue to require infusion of capital to sustain our operations. We cannot be assured that we will generate revenues or that the level of any future revenues will be self-sustaining. Furthermore, we cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.

The Company has funded working capital requirements and intends to fund current working capital requirements through third party financing, including the private placement of securities. However, the Company cannot provide any assurances that it will be able to obtain adequate financing. If the Company is unable to obtain adequate financing, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities. During the period covered by this report, the Company received $166,000 from six accredited investors that purchased an aggregate of 415,000 shares of the Company's restricted common stock at $0.40 per share. Subsequent to the period covered by this report, the Company sold an aggregate of 50,000 shares of its common stock to an investor and received proceeds of $20,000. Such proceeds will be used to fund working capital requirements.

The Company has expanded its sales and marketing efforts for produced water separation in the oil exploration and production market. During the six months ended June 30, 2006 the Company sold and delivered a Voraxial 4000 Separator for produced water separation to ConocoPhillips. ConocoPhillips is among the largest five integrated energy companies and refiners in the United States. The machine will be used to enhance the handling of large volumes of produced water and water injection at a production facility.

In July 2006, the Company received a Letter of Intent from OMV Austria Exploration and Production GmbH, a leading integrated oil and gas group in Central and Eastern Europe, to evaluate the use of a Voraxial Separator to handle its 300,000-barrel per day produced water system.

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

         During the three month period ended June 30 2006, the Company received $166,000 from six accredited investors that purchase an aggregate of 415,000 shares of the Company's restricted common stock at $0.40 per share. The issuances were exempt from registration under Section 4(2) of the Securities Act. The investors received information concerning the Company and had the opportunity to ask questions concerning the viability of the Company. The shares contain legends restricting their transferability absent registration or applicable exemption.

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

         Subsequent to the period covered by this report the Company received $20,000 from an accredited investors that purchased an aggregate of 50,000 shares of the Company's restricted common stock at $0.40 per share. The issuances were exempt from registration under Section 4(2) of the Securities Act. The investors received information concerning the Company and had the opportunity to ask questions concerning the viability of the Company. The shares contain legends restricting their transferability absent registration or applicable exemption.

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

DATED:  August 11, 2006