Form 10QSB
period 2006-09-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2006-11-14
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                For the quarterly period ended September 30, 2006
                                               ------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from _________ to _________

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

           -----------------------------------------------------------
              (Former Name, former address and former fiscal year,
                         if changed since last Report.)

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 30, 2006, we had 21,492,235 shares of our Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [X]

                                      INDEX



PART I.      CONSOLIDATED CONDENSED FINANCIAL INFORMATION
-------      --------------------------------------------

Item 1.      Consolidated Condensed Financial Statements..............................................            3

             Condensed Consolidated Balance Sheet - September 30, 2006 (Unaudited)....................            3

             Condensed Consolidated Statements of Operations for the Three
                Months and Nine Months Ended September 30, 2006 and 2005 (Unaudited)..................            4

             Condensed Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 2006 and 2005 (Unaudited).............................            5

             Notes to Condensed Consolidated Financial Statements (Unaudited).........................            6

Item 2.      Management's Discussion and Analysis and Plan of Operation...............................            9

Item 3.      Controls and Procedures..................................................................           12


PART II.     OTHER INFORMATION
--------     -----------------

Item 1.      Legal Proceedings........................................................................           13
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds..............................           13
Item 3.      Default Upon Senior Securities...........................................................           13
Item 4.      Submission of Matters to a Vote of Securities............................................           13
Item 5.      Other Information........................................................................           13
Item 6.      Exhibits.................................................................................           13

Signatures   .........................................................................................           14

PART I. CONSOLIDATED FINANCIAL INFORMATION
------- ----------------------------------

Item 1. Financial Statements.


           ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                30-Sep
                                                                                 2006
                                                                            ----------------
                                                                              (Unaudited)
                               ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                             $       381,492
      Accounts receivable                                                            41,430
      Inventory                                                                     197,132
      Prepaid expenses                                                                8,997
                                                                            ---------------

        Total current assets                                                        629,051

 FIXED ASSETS, NET                                                                    4,897

 OTHER ASSETS                                                                        10,000
                                                                            ---------------

    Total assets                                                            $       643,948
                                                                            ===============


                LIABILITIES AND SHAREHOLDERS' DEFICIT

 CURRENT LIABILITIES:
       Accounts payable and accrued expenses                                $       589,515
                                                                            ---------------

        Total current liabilities                                                   589,515
                                                                            ---------------


        Total liabilities                                                           589,515
                                                                            ---------------

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' DEFICIT:
 Common stock, $.001 par value, 42,750,000 shares authorized
      21,492,235 shares issued and oustanding                                        21,492
 Additional paid-in capital                                                       6,520,330
 Deferred consulting                                                                (20,000)
 Accumulated deficit                                                             (6,467,389)
                                                                            ---------------

        Total shareholders' deficit                                                  54,433
                                                                            ---------------

 Total liabilities and shareholders' deficit                                $       643,948
                                                                            ===============

The accompanying notes are an integral part of the consolidated financial statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Three Months Ended September 30,          Nine Months Ended September 30,
                                            --------------------------------------    -------------------------------------
                                                  2006                2005                  2006                2005
                                            -----------------   ------------------    -----------------   -----------------
                                               (Unaudited)         (Unaudited)           (Unaudited)          (Unaudited)
Revenues, net                               $         46,261    $           8,000     $        208,425    $        128,000

Cost of goods sold                                     6,423                    -               71,410              34,000
                                            ----------------    -----------------     ----------------    ----------------

Gross Profit                                          39,838                8,000     $        137,015              94,000

Costs and expenses:
      General and administrative                     135,748              106,000              441,257             359,000
      Research and development                       102,408              260,000              281,124             588,000
                                            ----------------    -----------------     ----------------    ----------------

                Total costs and expenses             238,156              366,000              722,381             947,000
                                            ----------------    -----------------     ----------------    ----------------

Loss from operations                                (198,318)            (358,000)    $       (585,366)           (853,000)
                                            ----------------    -----------------     ----------------    ----------------

Other income
   Gain on sale of equipment                               -                    -                    -               2,000
                                            ----------------    -----------------     ----------------    ----------------
              Total other income                           -                    -                    -               2,000
                                            ----------------    -----------------     ----------------    ----------------

NET LOSS                                    $       (198,318)   $        (358,000)    $       (585,366)   $       (851,000)
                                            ================    =================     ================    ================

Weighted average number of common shares
   outstanding-basic & diluted                    20,751,262           18,279,323           20,067,888          18,291,356
                                            ================    =================     ================    ================

Basic and diluted loss per common share     $          (0.01)   $           (0.02)    $          (0.03)   $          (0.05)
                                            ================    =================     ================    ================



















The accompanying notes are an integral part of the consolidated financial statements.
                                       4

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           For the Nine Months Ended September 30,
                                                                       -----------------------------------------------
                                                                               2006                     2005
                                                                       ----------------------   ----------------------
                                                                             (Unaudited)             (Unaudited)
Cash Flows From Operating Activities:
Net loss                                                               $            (585,384)   $            (851,000)
Adjustments to reconcile net loss to net
  cash used by operating activities:
      Depreciation                                                                       531                    3,000
      Gain on sale of equipment                                                            -                   (2,000)
      Common stock issued for services                                                60,000                        -
      Amortization of deferred compensation                                           33,367                   84,000
      Deferred compensation                                                           20,000                        -
Changes in assets and liabilities:
      Accounts receivable                                                            (41,430)                       -
      Inventory                                                                      (71,098)                 (47,000)
      Prepaid insurance                                                               (8,997)                  (5,000)
      Accounts payable and accrued expenses                                          164,812                  214,000
      Deposits from customers                                                              -                   (7,000)
                                                                       ---------------------    ---------------------

Net cash used in operating activities                                               (428,199)                (611,000)
                                                                       ---------------------    ---------------------

Cash Flows From Investing Activities:
   Purchase of equipment                                                                   -                   (6,000)
   Proceeds from sale of equipment, net                                                    -                   35,000
                                                                       ---------------------    ---------------------

Net cash provided by investing activities                                                  -                   29,000
                                                                       ---------------------    ---------------------

Cash Flows From Financing Activities:
   Proceeds from sales of common stock                                               733,000                  487,000
                                                                       ---------------------    ---------------------

Net cash provided by financing activities                                            733,000                  487,000
                                                                       ---------------------    ---------------------

   Net increase in cash and cash equivalents                                         304,801                  (95,000)

   Cash and cash equivalents, beginning of period                                     76,691                  221,000
                                                                       ---------------------    ---------------------

   Cash and cash equivalents, end of period                            $             381,492    $             126,000
                                                                       =====================    =====================

Supplemental Disclosures

   Cash paid during the year for interest                              $                   -    $                   -
                                                                       =====================    =====================
   Cash paid during the year for taxes                                 $                   -    $                   -
                                                                       =====================    =====================
   Common stock issued for deferred consulting                         $              20,000    $                   -
                                                                       =====================    =====================
   Common stock issued for consulting services                         $              60,000    $              57,000
                                                                       =====================    =====================
   Warrants issued for services                                        $                   -    $              21,000
                                                                       =====================    =====================


The accompanying notes are an integral part of the consolidated financial statements.

NOTE A - ORGANIZATION AND OPERATIONS

Organization
------------

Enviro Voraxial Technology, Inc. (the "Company") is a provider of environmental and industrial separation technology. The Company has developed and patented the Voraxial(R) Separator, which is a technology that efficiently separates solids and liquids with distinct specific gravities. Potential commercial applications and markets include oil exploration and production, oil and water separation, environmental cleanup and pre-treatment of wastewater at municipal wastewater (headworks) facilities.

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

In September 2006, the Company received an order to supply Transocean Inc. semisubmersible rig Sedco 702 with a Voraxial 2000 Offshore Deck Water Drainage System. The System will be utilized to handle and separate contaminated drill floor run-off water containing solids and drilling fluids.

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
----------------------------

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of September 30, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

During the six months ended June 30, 2006 the Company sold 720,000 shares of common stock for $0.40 per share in a private placement offering. Total proceeds from the sale were $288,000.

In August 2006, the Company issued 100,000 shares of common stock to a consultant, valued at $40,000, which is based on the closing market price of the Company's common stock on the date of the agreement.

During the three months ended September 30, 2006 the Company sold 1,112,500 shares of common stock for $.40 per share in a private placement offering. Total proceeds from the sale were $445,000.

Options
-------

Information with respect to employee stock options outstanding and employee stock options exercisable at September 30, 2006 is as follows:

                                                                                                    Weighted Average
                                                                                  Exercise Price     Exercise Price
                                                 Options            Vested             Per             Per Option
                                               Outstanding          Shares         Common Share       Outstanding
                                             ----------------- ----------------- ----------------- -------------------
Balance, December 31, 2005                       3,729,666         3,709,666       $0.15-$1.00            $0.52

Granted/vested during the quarter                        -                 -                 -                -

Balance, March 31, 2006                          3,729,666         3,709,666       $0.15-$1.00            $0.52

Granted/vested during the quarter                        -                 -                 -                -

Balance, September 30, 2006                      3,729,666         3,709,666       $0.15-$1.00            $0.52

The following table summarizes information about the stock options outstanding at September 30, 2006:

                                          Weighted
                          Number           Average
                      Outstanding at      Remaining         Weighted        Number Exercisable
     Exercise         September 30,      Contractual        Average         at September 30,    Weighted Average
       Price               2006             Life         Exercise Price           2006           Exercise Price
-------------------- ----------------- ---------------- ----------------- --------------------- ------------------
         0.30            45,000             0.87              0.30                45,000               0.30

         0.77           200,000             1.13              0.77               200,000               0.77

         0.15         2,000,000             1.55              0.15             2,000,000               0.15

         1.00            10,000             1.00              1.00                10,000               1.00

         0.60           697,333             3.13              0.60               697,333               0.60

         1.00           697,333             3.13              1.00               697,333               1.00

         1.00            50,000             3.00              1.00                50,000               1.00

         0.71            30,000             1.17              0.71                30,000               0.71
                      ---------                                                ---------
                      3,729,666                                                3,729,666
                      ---------                                                ---------

Warrants
--------

Information with respect to warrants outstanding and exercisable at September 30, 2006 is as follows:

                                                      Number        Range of Exercise          Number
                                                    Outstanding           Price             Exercisable
                                                  ---------------- --------------------- -------------------
Balance, December 31, 2005                            5,589,367         $0.75 - $9.00           5,389,367

Issued

Balance, March 31, 2006                               5,589,367         $0.75 - $9.00           5,389,367

Issued
                                                      ---------                                 ---------
Balance, September 30, 2006                           5,589,367         $0.75 - $9.00           5,389,367
                                                      ---------                                 ---------

NOTE E - CONCENTRATION

Revenues
--------

For the nine months ended September 30, 2006, the Company generated over 80% of its revenues from one customer.

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

Application of Critical Accounting Policies

The Company's consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of these significant accounting policies can be found in Note B to the Company's financial statements in the Company's 2005 Annual Report on Form 10-KSB. The Company has not adopted any significant new policies during the quarter ended September 30, 2006.

Among the significant judgments made in preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and adjustments of inventory valuations. These adjustments are made each quarter in the ordinary course of accounting.

Results of Operations for the Three Months ended September 30, 2006 and 2005:

Revenue

Our revenues increased 478% to $46,261 for the three months ended September 30, 2006 as compared to $8,000 for the three months ended September 30, 2005. Revenues from both periods relate to the sales of Voraxial(R) Separator Equipment. The Company continues to focus on its sales and marketing program for the Voraxial(R) Separator, specifically in the oil exploration and production market. Management believes such efforts will result in more clients and continuing increasing revenues in 2006.

Research and Development Expenses

Research and Development expenses decreased by 60% $102,408 for the three months ended September 30, 2006, as compared to $260,000 for the previous three months ended September 30, 2005. Although the Company has finalized the development of the Voraxial(R) Separator, we targeted expenditures for specific applications for the technology within the oil industry during the three months ended September 30, 2006.

General and Administrative Expenses

General and Administrative expenses increased by 28% to 135,478 for the three months ended September 30, 2006 up from $106,000 for the three months ended September 30, 2005. The increase was primarily due to the increase in sales and marketing activity in the oil exploration and production industry. We continue to focus our efforts on marketing the Voraxial(R) Separator in the oil industry.

Results of Operations for the Nine Months ended September 30, 2006 and 2005:

Revenue

Our revenues increased 62% to $208,425 for the nine months ended September 30, 2006 as compared to $128,000 for the nine months ended September 30, 2005. The increase in revenue was due to the sales of Voraxial(R) Separator equipment. The Company continues to focus on its sales and marketing program for the Voraxial(R) Separator, specifically in the oil exploration and production market. Interest in the Voraxial Separator has increased significantly in the past several quarters, as such, Management believes such efforts will continue to result in additional clients and increasing revenues in 2006.

Research and Development Expenses

Research and Development expenses decreased by 52% to $281,124 for the nine months ended September 30, 2006, as compared to $588,000 for the previous nine months ended September 30, 2005. The Company has finalized the development of the Voraxial(R) Separator and has begun the sales and marketing of the product. However, we continue to seek improvements to the product, specifically within the oil industry.

General and Administrative Expenses

General and Administrative expenses increased by 22% to $441,257 for the nine months ended September 30, 2006 up from $359,000 for the nine months ended September 30, 2005. The increase was due to various overhead expenses, including, but not limited to sales and marketing in the oil exploration and production industry. We continue to focus our efforts on marketing of the Voraxial(R) Separator.

Liquidity and Capital Resources:

Cash at September 30, 2006 was $381,492. Working capital surplus at September 30, 2006 was $39,536 as compared to a working capital deficit at December 31, 2005 of $221,978. The increase in the working capital was primarily due to a $304,801 increase in cash, an increase in inventory of $71,098, an increase in Accounts Receivable of $41,430 and increase in prepaid expenses of $8,997. These amounts were partially offset by an increase in Accounts Payable and Accrued Expenses of $163,812.

At September 30, 2006 the Company had an accumulated deficit of $6,467,389. We anticipate generating positive cash flow from the Voraxial(R) Separator by the end of 2007. To the extent such revenues and corresponding cash flows do not materialize, we will continue to require infusion of capital to sustain our operations. We cannot be assured that we will generate revenues or that the level of any future revenues will be self-sustaining. Furthermore, we cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.

The Company has funded working capital requirements and intends to fund current working capital requirements through third party financing, including the private placement of securities. However, the Company cannot provide any assurances that it will be able to obtain adequate financing. If the Company is unable to obtain adequate financing, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities. During the three months ended September 30, 2006, the Company received $445,000 from four accredited investors that purchased an aggregate of 1,112,500 shares of the Company's restricted common stock at $0.40 per share.

The Company has expanded its sales and marketing efforts for produced water separation in the oil exploration and production market. During the nine months ended September 30, 2006 the Company sold and delivered a Voraxial 4000 Separator for produced water separation to ConocoPhillips. ConocoPhillips is among the largest five integrated energy companies and refiners in the United States. The machine will be used to enhance the handling of large volumes of produced water and water injection at a production facility. The Company also received a purchase order to provide Transocean Inc. semisubmersible rig Sedco 702 with a Voraxial 2000 Offshore Deck Water Drainage System. The System will be utilized to handle and separate contaminated drill floor run-off water containing solids and drilling fluids on their offshore rig.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the three month period ended September 30 2006, the Company received $445,000 from four accredited investors that purchase an aggregate of 1,112,500 shares of the Company's restricted common stock at $0.40 per share. The issuances were exempt from registration under Section 4(2) of the Securities Act. The investors received information concerning the Company and had the opportunity to ask questions concerning the viability of the Company. The shares contain legends restricting their transferability absent registration or applicable exemption.

         In August 2006, the Company entered into a three month consulting agreement and agreed to issue 100,000 shares for services performed by a consultant, which were valued at $40,000. The shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act. The consultant received information concerning the Company and had the opportunity to ask questions concerning the Company. The shares issued contain a legend restricting transferability absent registration or applicable exemption.

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

DATED:  November 10, 2006