Form 10KSB
period 2006-12-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2007-04-17
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year.  $128,070

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days ($.51 as of April 12, 2007). $8,849,339.80.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: December 31, 2006: 21,992,235 Shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One)  Yes [ ]     No [X]

                                              Table of Contents
PART I.............................................................................................................3
-------

   Item 1.        Description of Business..........................................................................3
   -------        -----------------------

   Item 2.        Description of Property.........................................................................10
   -------        -----------------------

   Item 3.        Legal Proceedings...............................................................................11
   -------        -----------------

   Item 4.        Submission of Matters to a Vote of Security Holders.............................................11
   -------        ---------------------------------------------------

PART II...........................................................................................................11
--------

   Item 5.        Market for Common Equity and Related  Stockholder  Matters and Small  Business
   -------        -------------------------------------------------------------------------------
                  Issuer Purchases of Equity Securities...........................................................11
                  -------------------------------------

   Item 6.        Management's  Discussion  and  Analysis  of  Financial  Condition  and Plan of
   -------        -------------------------------------------------------------------------------
                  Operations......................................................................................13
                  ----------

   Item 7.        Financial Statements............................................................................19
   -------        --------------------

   Item 8.        Changes in and  Disagreements  With  Accountants  on Accounting  and Financial
   -------        -------------------------------------------------------------------------------
                  Disclosure......................................................................................19
                  ----------

   Item 8A.       Controls and Procedures.........................................................................20

   Item 8B        Other Information...............................................................................20

PART III..........................................................................................................20
---------

   Item 9.        Directors and Executive Officers,  Promoters,  Control Persons,  and Corporate
   -------        -------------------------------------------------------------------------------
                  Governance; Compliance with Section 16(a) of the Exchange Act...................................20
                  -------------------------------------------------------------

   Item 10.       Executive compensation..........................................................................22
   --------       ----------------------

   Item 11.       Security Ownership of Certain Beneficial Owners and Management..................................23
   --------       --------------------------------------------------------------

   Item 12.       Certain Relationships and Related Transactions, and Director Independence.......................25
   --------       -------------------------------------------------------------------------

   Item 13.       Exhibits........................................................................................25
   --------       --------

   Item 14.       Principal Accountant Fees and Services..........................................................25
   --------       --------------------------------------

PART I.

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

General

         We believe we are emerging as a potential leader in the rapidly growing environmental and industrial separation industries. The Company has developed and patented the Voraxial(R) Separator ("Voraxial(R) Separator" or "Voraxial(R)"); a proprietary technology that efficiently separates large volumes of liquid/liquid, liquid/solids or liquid/liquid/solids fluid mixtures with distinct specific gravities. Management believes this superior separation quality is achieved in real-time, and in much greater volumes, with a more compact, cost efficient and energy efficient machine than any comparable product on the market today. The Voraxial(R) Separator operates in-line and is scaleable. It is capable of processing volumes as low as 3 gallons per minute as well as volumes over 10,000 gallons per minute with only one moving part. The Company believes that the Voraxial(R) technology can help protect the environment and its natural resources while simultaneously making numerous industries more productive and cost effective.

         The size and efficiency advantages provided by the Voraxial(R) Separator to the end-user have provided us with a variety of market opportunities. We have generated limited revenues to date partially because of insufficient funds to adequately market our product; however, we have received inquiries from parties in various industries, including the oil exploration and production.

         The Company is presently marketing Voraxial(R) solutions for various applications and markets including oil-water separation, oil exploration and production, oil refineries, marine/oil-spill clean up, manufacturing waste treatment and grit/sand separation.

         We have sold and shipped units of the Voraxial(R) Separator on a trial and rental basis to a number of different companies that include a wide range of industrial applications, including produced water applications for the oil industry (both offshore oil rigs and onland production facilities), liquid/liquid and liquid/solid applications for the food processing industry and the uranium industry, to name a few. We have installed several Voraxial(R) Separators to date including units to the Alaska Department of Environmental Conservation, the US Navy, ConocoPhillips and Cameco, a leading uranium producing company for oil/water separation at a flow rate of approximately 400 gallons per minute.

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

         In the fourth quarter of 2005, the Company entered into an agreement to deploy a unit to ConocoPhillips for a produced water trial. The Voraxial Separator performed good produced water separation during the trials conducted in January 2006. The Voraxial was able to extract a high percentage of the oil in the produced water stream. Further, the Voraxial was capable of separating the sand from the produced water stream. Due to these tests, a Voraxial 4000 Separator was sold and delivered to ConocoPhillips in 2006. The Voraxial 4000 Separator can process and separate approximately 10,000 barrels per day.

         In July 2006, the Company received a Letter of Intent from OMV Austria Exploration and Production GmbH, a leading integrated oil and gas group in Central and Eastern Europe, to evaluate the use of a Voraxial Separator to handle its 150,000-barrel per day produced water system. OMV is a leading oil and gas company in Central Europe with over 15 billion Euros in sales and extensive exploration & production activities in 18 countries on five continents. The Company anticipates conducting this trial with OMV during 2007.

         In September 2006, the Company received a purchase order for a Voraxial 2000 Deck Water Drainage System from Transocean, the world's largest offshore drilling contractor. The Voraxial Skid, which was shipped in November, will be deployed on the Transocean semi submersible rig Sedco 702. The Sedco 702 will utilize this uniquely efficient system to protect the environment by separating oil from drainage water prior to discharge that meets local environmental requirements. The Voraxial Skid will be utilized to handle contaminated drill floor run-off water containing solids and drilling fluids. The Voraxial(R) Separator's ability to conduct efficient separation without the need of a pressure drop allows for easy installation and a reduction of cost. The Voraxial-powered system provides for highly efficient separation while providing features that are critical to offshore platform operation: a small footprint, low energy requirement and a no-pressure drop.

         In the fourth quarter of 2006, the Company entered into an agreement to deploy a Voraxial 2000 Separator to Resource Environmental Group ("REGS") for use in various oil related/refinery service processes. The Voraxial 2000 Separator was shipped in December 2006.

         One of the initial applications REGS will focus on with the Voraxial is to improve refinery API wastewater systems, specifically ahead of API separators. REGS is working closely with one of its significant refinery customers and several of the nation's leading engineering firms to develop a water treatment system centered on the Voraxial Separator.

         Due to the exposure from the various petroleum industry related trade shows and the successful produced water demonstrations conducted over the past year, the Company is now in discussions with various oil companies to conduct additional trials and for purchase of units. The Company is also in discussion with several oil service companies interested in developing a relationship with the company to market the Voraxial(R) Separator within the industry.

         The Voraxial(R) Grit Separator has been designed for specific use in the municipal wastewater industry. The Voraxial(R) generates a centrifugal that provides for efficient separation of sand/grit and is configured for operation at the headworks of a municipal wastewater treatment plant (WWTP). A single Voraxial(R) Grit Separator is designed to provide for the continuous removal of grit from screened wastewater at rates up to eight thousand (8000) gallons per minute (11.5 mgd). We currently have designs for two models of Voraxial(R) Grit Separators. The Voraxial(R) 4000 Grit Separator has an operating range of three-tenths to one and three-tenths (0.3 to 1.3) million gallons per day (mgd), powered by a ten (10) HP TEFC motor. The Voraxial(R) 8000 Grit Separator has an operating range of three to eleven and five-tenths (3.0 to 11.5) mgd, powered by a fifty (50) HP TEFC motor.

Subsequent Events

         In the first quarter of 2007, we received a purchase order from a leading Scandinavian energy company, to deploy a Voraxial Skid for a drilling operation using lightweight drilling fluids. This technique is called "underbalanced drilling" since it maintains the drilling operations at a lower pressure than the formation to prevent the drilling fluids from damaging the well.

         The Voraxial Skid, which is comprised of a Voraxial(R) 4000 and a Voraxial(R) 2000, will operate in series to separate oil from water on an offshore oilrig in the North Sea. The Voraxial Skid, which is leased to the customer for a specific project, has already been shipped. The Voraxial Separator was chosen for its separation efficiency, its ability to handle solids and for its ability to conduct good separation without the need of a pressure drop.

         The Company received another purchase order in the first quarter of 2007 from a leading oil and gas company in Europe to deploy a Voraxial 2000 Produced Water Skid at one of their onshore production facilities.

         The Voraxial 2000 Produced Water Skid will be deployed for trials at one of the clients production facilities in Central Europe that discharges approximately 150,000 barrels of produced water per day. The Voraxial 2000, which processes approximately 1,500 barrels per day, efficiently recovers oil that would otherwise be lost. Additionally solids can be removed from the produced water stream.

         In 2007, the Company signed a non-exclusive, comprehensive sales and marketing agreement with TwinFilter, a leading Dutch filtration company in the oil and gas industry. Under the terms of the agreement, the two companies will market and promote each other's technologies while sharing the sales & marketing expenses and engineering expertise. Furthermore, EVTN and TwinFilter will collaborate to build and promote turn-key oil/water and liquid/solid separation systems for the oil industry that will incorporate EVTN's Voraxial Separator and TwinFilter's absorption systems, coalescing, other filter technology. This agreement was finalized after many months of collaboration to build and deliver products for various companies within the oil industry.

         The turnkey system can be utilized in multiple niche applications in the oil industry including produced water, under-balanced drilling (UBD), deck water drainage, slopwater, FPSO and refinery markets. The integration of the two technologies provides the oil industry with a compact and effective separation system. The Voraxial's small footprint, low energy requirements and separation quality coupled with TwinFilters unique filtration equipment for secondary treatment provides the customer with a complete turn-key package that meets the most stringent discharge levels such as OSPAR (North Sea countries <30mg/ltr) and United States 40 CFR435 (<29 mg/ltr).

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

         The Voraxial(R) Separator is a self-contained, non-clogging device that can be powered by an electric motor, diesel engine or by hydraulic power generation. Further, the Voraxial(R) Separator's scalability allows it to be utilized in a variety of industries and to process various amounts of liquid. The following are the various sizes and the corresponding capacity range:

                           Product and Capacity Range

                            Model             Diameter        Capacity Range
                           Number               Size        Gallons Per Minute
                           ------           ------------    ------------------
                      Voraxial(R)1000         1 inch               3 - 5
                      Voraxial(R)2000         2 inches            20 - 60
                      Voraxial(R)4000         4 inches           150 - 500
                      Voraxial(R)8000         8 inches         2,000 - 4,000

         The Voraxial(R) Separator can transfer various liquids in either direction by reversing the machine's rotation. We currently maintain an inventory of various models of the Voraxial(R) Separator. During the past 2 years, we have furthered tested, demonstrated and delivered on a trial and rental basis the Voraxial(R) Separator units to companies within various industries including energy production, wastewater, manufacturing and mining. The Company provided Voraxial(R) Separators to several firms and is engaged in discussions to deliver additional Voraxial(R) Separators on an income-producing basis.

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

         The Voraxial(R) Separator is currently manufactured and assembled at our Fort Lauderdale, Florida facilities. The Company subcontracts some parts of the Voraxial Separator to local manufacturers.

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

         The necessity to process and efficiently separate high volumes of liquids coupled with the more stringent environmental regulations worldwide is increasing the demand for the Voraxial(R) Separator. The Voraxial(R) Separator provides a cost effective way to separate large volumes of produced or re-injection water for both on-land and offshore production facilities. The Voraxial(R) provides superior separation while decreasing the amount of space, energy and weight to conduct the separation. In addition to oil separation, the Voraxial can also perform solid (sand and grit) extraction, which prevents production damage by increasing the life of the well.

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

Marketing

         The Company's products and services are marketed through our existing staff and consultants. To assist the Company in developing and penetrating the oil and municipal wastewater industry, the Company has formed an Advisory Committee consisting of John Combs, a consultant of the Company and principal of Combs & Associates, a law firm with offices in Colorado and California; Barry Gafner, former vice president of Atlantic Area Sales & Marketing for Cisco Systems, Inc., where he was responsible for over $1.4 billion in direct sales and marketing channels in the Eastern United States and Europe; Kevin Mulshine, partner and managing director at Prager, Sealy & Co., LLC, a prominent investment banking firm, with water and wastewater investment expertise; and Henry Schlesinger, former president of Marshall Petroleum. To assist the Company in entering the oil industry, in October 2004, the Company added S. Randy Miller, the former President of Serck Baker, a pre-eminent produced water firm, to the Company's Advisory Committee.

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

         The Company believes it has received a great response from potential clients and manufacturers representatives from the above-mentioned tradeshows and is still pursuing some of these opportunities. We anticipate presenting the Voraxial(R) Separator at additional tradeshows in 2007.

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

Research and development

         In our past two fiscal years, we have spent approximately $1,323,000 on product research and development. The Company has finalized the development of the Voraxial(R) Separator. Although we will continually work on advancing the technology and applications whereby the technology can be used, we do not anticipate devoting a significant portion of any future funds to this area of the business.

Employees

         We currently have five full time employees. All of our employees work full-time. None of our employees are members of a union. We believe that our relationship with our employees is favorable. We intend to add additional employees in the upcoming year, including managers, sales representatives and field technical engineers.

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

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

         Our common stock is traded on the NASD Over-The-Counter Bulletin Board ("OTCBB") under the symbol EVTN. The bid quotations below, as provided by Interactive Data, have been reported for the period ending March 31, 2005 through the period ending December 31, 2006. On April 5, 2007, the closing price for our common stock was $0.72. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                 Bid Quotations

              Quarter Ended                    High                  Low
              -------------                    ----                  ---

              March 31, 2005                   $0.85               $0.42
              June 30, 2005                    $0.60               $0.38
              September 30, 2005               $0.85               $0.41
              December 31, 2005                $0.70               $0.45

              March 31, 2006                   $0.70               $0.50
              June 30, 2006                    $0.79               $0.48
              September 30, 2006               $0.60               $0.46
              December 31, 2006                $0.61               $0.46

         We have been advised that seven member firms of the NASD are currently acting as market makers for our common stock. There is no assurance that an active trading market will develop which will provide liquidity for our existing shareholders or for persons who may acquire common stock through the exercise of warrants.

Holders

         As of December 31, 2006, there were over 775 holders of record of our common stock outstanding. Our transfer agent is Jersey Transfer & Trust Company, Inc., Post Office Box 36, Verona, New Jersey 07044.

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

Other Stockholders Matters

         In January 2006, we extended the exercisable life of certain warrants to purchase an aggregate of 243,200 shares of common stock issued in 2000 for a period of one year. The options initially expired in February 2007, but were extended on January 16, 2007 and now expire in February 2008. In January 2007, we also extended the exercisable life of certain warrants to purchase an aggregate of 200,000 shares of common stock issued in 2001. The warrants now expire in April 2008.

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

         In November 2006, the Company entered into a three month consulting agreement and agreed to issue 100,000 shares for services performed by a consultant, which were valued at $40,000. The shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act. The consultant received information concerning the Company and had the opportunity to ask questions concerning the Company. The shares issued contain a legend restricting transferability absent registration or applicable exemption.

         During fiscal year 2006, the Company received gross proceeds of $893,000 from 19 accredited investors, including five investment funds to purchase an aggregate of 2,232,500 shares of the Company's restricted common stock at $0.40 per share. The issuances were exempt from registration under
Section 4(2) of the Securities Act. Commissions paid to registered brokers and other expenses related to the offering were approximately $30,000. The investors received information concerning the Company and has the opportunity to ask questions concerning the viability of the Company. The shares contain legends restricting their transferability absent registration or applicable exemption.

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

Year ended December 31, 2006 compared to year ended December 31, 2004

Revenue

         We continued to focus our efforts and resources to the manufacturing, assembling, marketing and selling of the Voraxial(R) Separator. Revenues increased 142% to $310,376 for year ended December 31, 2006 as compared to $128,070 for the year ended December 31, 2005. The increase is a result of a sale of the Voraxial Separator and in-house testing and rental shipments to customers interested in utilizing the Voraxial Separator. Management believes the interest for the Voraxial Separator for liquid/liquid, liquid/solid and liquid/liquid/solid separation is increasing from a variety of industries. We believe we have increased the exposure and awareness of the Voraxial Separator through our marketing programs and expect to increase revenues from the sale and lease of the Voraxial Separator in 2006.

Costs and expenses

         Costs and expenses decreased by 15% or $172,617 to $1,014,156 for the year ended December 31, 2006 as compared to $1,186,773 for the year ended December 31, 2005. The decrease is due to a consolidation of activities resulting in decreases in general and administrative expenses and decreases in research and development during the year ended December 31, 2006. Research and development was primarily due to activities in the oil industry.

General and administrative expenses

         General and Administrative expenses decreased by 7.5% or $34,024 to $421,975 for the year ended December 31, 2006 from $455,999 for the year ended December 31, 2005. The expense remain fairly constant as the Company's focus is centered on the marketing of the Voraxial(R) Separator.

Research and development expenses

         Research and Development expenses decreased 19% or $138,592 to $592,181 for the year ended December 31, 2006 from $730,774 for the year ended December 31, 2005. This decrease was due to the reallocations of resources toward our sales and marketing activities associated with entering into the produced water segment of the oil industry.

Liquidity and capital resources

         At December 31, 2006, we had working capital deficit $1,822 and cash of $390,393. At December 31, 2006, we had an accumulated deficit of $6,715,536. For the year ended December 31, 2006, we had a net loss of $833,531. Operating at a loss for the year negatively impacted our cash position; however, funds received from the private placements completed during 2006 improved our working capital position.

         During the year ended December 31, 2006, we issued 2,232,500 shares of the Company's restricted common stock to 19 investors at $0.40 per share for gross proceeds of $893,000.

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

         During 2006 one customer, ConocoPhillips, accounted for approximately 63% of the Company's revenues.

Continuing losses

         We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern.

         The Company has experienced net losses, has a working capital deficit and sustained cash outflows from operating activities and had to raise capital to sustain operations. There is no assurance that the Company's developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve significant revenues. If the Company is unable to successfully commercialize its Voraxial Separator, it is unlikely that the Company could continue its business. The

Company will continue to require the infusion of capital until operations become profitable. During 2007, the Company anticipates seeking additional capital, increasing sales of the Voraxial Separator and continuing to restrict expenses. However, substantial doubt exists about the ability of the Company to continue as a going concern.

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

         We have incurred operating losses since our inception, and we will continue to incur net losses until we can produce sufficient revenues to cover our costs. At December 31, 2006, we had an accumulated deficit of $6,715,536, including a net loss of $833,531 for the year ended December 31, 2006. Even if we achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Item 8B. Other Information

         None.

PART III.

Item 9. Directors and Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and executive officers

         The following sets forth the names and ages of our officers and directors. Our directors are elected annually by our shareholders, and the officers are appointed annually by our board of directors.

         Name                   Age      Position
         ----                   ---      --------

         Alberto DiBella        74       President and Director
         John A. DiBella        35       Executive Vice President and Director

         Alberto DiBella is a graduate of the Florence Technical Institute, Italy, where he obtained a degree in mechanical engineering in 1952. After immigrating to the United States in 1962, Mr. DiBella worked in New Jersey for a major tool manufacturer. From 1988 to 1993, he was the President of E.T.P., Inc, a machining business, where he was responsible for day-to-day operations of the company. In 1993, he relocated to Florida and founded FPA, our wholly owned subsidiary. Since our inception he has worked in the day-to-day operations of FPA. He has been our president and chairman since June 1996 and president and chairman of our subsidiary, FPA, since its organization in February 1993.

         John A. DiBella has served as an employee of our Company since January 2002. In August 2006 the Company expanded its board of directors to two members. John DiBella was appointed by the board to fill the vacancy created by the additional board seat. From 2000 through January 2002 Mr. DiBella provided consulting services to our Company. Mr. DiBella currently serves as the Company's Vice President. Mr. DiBella co-founded and served as President of PBCM, a financial management company located in New Jersey from 1997 to 1999. While at PBCM, Mr. DiBella was involved in various consulting services regarding the development of publicly traded companies, including establishing a management team, negotiating partnerships, licensing agreements and investigating merger and acquisition opportunities. Prior to co-founding PBCM, Mr. DiBella served as a Securities Analyst in the Equities and Derivatives Department for Donaldson, Lufkin and Jenrette, a NYSE member firm. Mr. DiBella holds a Bachelor of Science Degree in Finance and Economics from Rutgers University. Mr. DiBella is the nephew of Alberto DiBella.

Board of Directors and Committees

         During the year ended December 31, 2006, our board of directors held 4 meetings.

         To date, we have not established an audit committee. Due to our financial position, we have been unable to attract qualified independent directors to serve on our board. Our board of directors, consisting of Alberto DiBella and John A. DiBella, reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls. None of the board members are considered a "financial expert."

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

Advisory Committee

         As disclosed under Description of Business, we have established an Advisory Committee. The purpose of the Advisory Committee is to provide business advice and recommendations to management of the Company. The Advisory Committee consists of J. John Combs, Barry Gafner, Kevin Mulshine and Henry Schlesinger. These individuals serve for a 2-year term.

         On February 18, 2004, we issued options to purchase an aggregate of 30,000 shares of our common stock exercisable at $0.71 per share to three of the individuals as consideration for joining our advisory committee. The options are exercisable until February 18, 2008.

Code of Ethics

         During the year ended December 31, 2003 we adopted a code of ethics. The code of ethics was filed with the Company's Form 10-KSB annual report for the year ended December 31, 2003. The code of ethics may be obtained by contacting the Company's executive offices. The code applies to our officers and directors. The code provides written standards that are designed to deter wrongdoing and promote: (i) honest and ethical conduct; (ii) full, fair, accurate, timely and understandable disclosure; (iii) compliance with applicable laws and regulations; (iv) promote reporting of internal violations o the code; and (v) accountability for the adherence to the code.

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

         To our knowledge, based solely on a review of the copies of reports furnished to us, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with on a timely basis for the period which this report relates.

Item 10. Executive compensation

         The table below sets forth compensation for the past three years awarded to, earned by or paid to our chief executive officer and each executive officer whose compensation exceeded $100,000 for the year ended December 31, 2006.

                                      Summary Compensation Table

---------------------------------------------------------------------------------------------------------------------------
                                                                                       Change in
                                                                                        Pension
                                                                                       Value and
                                                                         Non-Equity   Nonqualified
                                                                          Incentive    Deferred
                                                         Stock  Option      Plan      Compensation  All Other
                                       Salary   Bonus   Awards  Awards   Compensation  Earnings    Compensation  Total
Name and Principal Position  Year       ($)      ($)      ($)     ($)        ($)          ($)          ($)        ($)
--------------------------------------------------------------------------------------------------------------------------
Alberto DiBella,             2006   $175,000(1)   --      --      --         --           --           --       $175,000
CEO and Principal            2005   $165,000(2)   --      --      --         --           --           --       $165,000
  Financial Officer
--------------------------------------------------------------------------------------------------------------------------
John A. DiBella,             2006   $175,000(3)   --      --      --         --           --           --       $175,000
  Executive Vice President   2005   $150,000(4)   --      --      --         --           --           --       $165,000
--------------------------------------------------------------------------------------------------------------------------

(1) Of these amounts, only $74,785 has been paid out for the year ended December 31, 2006. Unpaid balance has been included in accrued expenses.
(2) Of these amounts, only $43,000 was paid out for the year ended December 31, 2005. Unpaid balance has been included in accrued expenses.
(3)      $129,000, has been deferred in 2006.
(4)      $145,000 has been deferred.

                         2006 Outstanding Equity Awards At Fiscal Year-End Table

----------------------------------------------------------------------------------------------------------------------
                                       Option Awards                                    Stock Awards
----------------------------------------------------------------------------------------------------------------------
                                                                                                             Equity
                                                                                                             Incentive
                                                                                                  Equity     Plan
                                                                                                  Incentive  Awards:
                                                                                                  Plan       Market
                                                                                                  Awards:    or
                                            Equity                                                Number     Payout
                                            Incentive                                             of         Value of
                                            Plan                            Number     Market     Unearned   Unearned
                  Number of   Number of     Awards:                         of         Value of   Shares,    Shares,
                  Securities  Securities    Number of                       Shares     Shares     Units or   Units or
                  Underlying  Underlying    Securities                      or Units   or Units   Other      Other
                  Unexercised Unexercised   Underlying                      of Stock   of Stock   rights     rights
                  Options     Options       Unexercised  Option             That       That       That       That
                     (#)          (#)       Unearned     Exercise  Option   Have Not   Have Not   Have Not   Have Not
------------------------------------------- Options      Price   Expiration Vested     Vested     Vested     Vested
      Name        Exercisable Unexercisable   (#)         ($)      Date       (#)        ($)        (#)        ($)
----------------------------------------------------------------------------------------------------------------------
Alberto DiBella      110,000      --           --       $0.60      2009          --         --         --         --
                     110,000      --           --       $1.00      2009          --         --         --         --
----------------------------------------------------------------------------------------------------------------------
John DiBella       2,000,000      --           --       $0.15      2007          --         --         --         --
                     516,666      --           --       $0.60      2009          --         --         --         --
                     516,666      --           --       $1.00      2009          --         --         --         --
----------------------------------------------------------------------------------------------------------------------

2006 Option and Stock Grants

         None.

Employment agreements

         Neither of our executive officers has a written employment agreement with the Company. However the Company intends to enter into an employment agreement with John A. DiBella during 2007. We currently pay our executive officers approximately $175,000, of which a majority of this amount is accrued.

Director Compensation

         Directors are not compensated by our Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership

         The table below sets forth information with respect to the beneficial ownership of our securities as of December 31, 2006 by: (1) each person known by us to be the beneficial owner of five percent or more of our outstanding securities, and (2) executive officers and directors, individually and as a group.

         Unless otherwise indicated, we believe that the beneficial owner has sole voting and investment power over such shares.

Name and Address of                      Number of Shares      Percentage of
 Beneficial Owner                       Beneficially Owned       Ownership
-------------------                     ------------------     -------------
Alberto DiBella                             3,266,666(1)           16.6%
3500 Bayview Drive
Fort Lauderdale, FL  33308

John DiBella                                4,033,333(2)           17.9%
821 N.W. 57th Place
Fort Lauderdale, FL  33309

Robert Weinberg                             2,000,000(3)           10.3%
11338 Clover Leaf Circle
Boca Raton, FL 33428

Peter Chiappetta                            3,000,000(3)           15.4%
2299 NW 62nd Drive
Boca Raton, FL 33487

All officers and directors                  7,299,999              34.5%
as a group (2 persons)

(1) Alberto DiBella's beneficial share ownership includes 10,000 shares of common stock owned by his wife. Also includes 110,000 shares of common stock underlying options exercisable at $.60 per share and 110,000 shares of common stock underlying options exercisable at $1.00 per share.

(2) Includes 2,000,000 shares of common stock underlying options exercisable at $.15 per share, 516,666 shares of common stock underlying options exercisable at $.60 per share and 516,666 shares of common stock underlying options exercisable at $1.00 per share. Excludes shares, which Mr. DiBella holds voting control, but does not hold any power to dispose of such shares. See footnote 3.

(3) Voting rights of said shares were granted to John A. DiBella until such time the respective percentage ownership is less than 3% of the Company.

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

Item 12. Certain Relationships and Related Transactions, and Director
Independence

         None.

Item 13. Exhibits

      (a)         Exhibit No.  Description of Exhibit
                  -----------  ----------------------

                  2            Plan of Merger (1)
                  3(i)         Articles of Incorporation (1)
                  3(ii)        Bylaws (1)
                  4            Share Certificate (1)
                  14           Code of Ethics (2)
                  21           Subsidiaries (1)
                  31.1         Rule 13a-14(a)/15d-4(a) Certification of
                               Principal Financial Officer
                  31.2         Rule 13a-14(a)/15d-4(a) Certification of
                               Principal Financial Officer
                  32.1         Section 1350 Certification of Principal
                               Executive Officer
                  32.2         Section 1350 Certification of Principal
                               Financial Officer

                  (1) Previously filed on Form 10-SB Registration Statement, as amended.

                  (2) Previously filed on Form 10-KSB annual report for the year ended December 31, 2003.

Item 14. Principal Accountant Fees and Services

Year ended December 31, 2006

         Audit Fees: The aggregate fees, including expenses, billed by our current principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 was $17,000. Our current principal accountant also reviewed our quarterly reports on Form 10-QSB during the fiscal year ended December 31, 2006. The aggregate fees, including expenses in connection with the review of our financial information included in our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2006 was $10,500.

         Audit Related Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the audit for the year ended December 31, 2006 were $-0-.

         Tax Fees: The aggregate fees, billed by our principal accountant for services reasonably related to tax services during the year ended December 31, 2006 were $-0-.

         All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant during year 2006 was $-0-.

Year ended December 31, 2005

         Audit Fees: The aggregate fees, including expenses, billed by our current principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 was $12,000. Our current principal accountant did not review our quarterly reports on Form 10-QSB during the fiscal year ended December 31, 2005. Our current principal accountant also billed our company an aggregate fee of $5,000 (including expenses) in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2004, as such audit was included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The aggregate fees, including expenses, billed by our former principal accountant in connection with the review of our financial information included in our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2005 was $15,000.

         Audit Related Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the audit for the year ended December 31, 2005 were $-0-.

         Tax Fees: The aggregate fees, billed by our principal accountant for services reasonably related to tax services during the year ended December 31, 2005 were $-0-.

         All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant during year 2005 was $-0-.

         The Company's Board of Directors acts as an audit committee. The Board of Directors has considered whether the provisions of the services covered above under the captions is compatible with maintaining the auditor's independence and approved such services prior to the services being provided.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on April 12, 2007.

                                     ENVIRO VORAXIAL TECHNOLOGY, INC.


                                     By: /s/ Alberto DiBella
                                        --------------------
                                        Alberto DiBella
                                        President and Chief Executive Officer
                                        (Principal Executive Officer and
                                        Principal Financial Officer)


                                     ENVIRO VORAXIAL TECHNOLOGY, INC.
                                              AND SUBSIDIARY


                                           FINANCIAL STATEMENTS

                                            DECEMBER 31, 2006




                                            Table of Contents
                                                                                              Page
                                                                                              ----

Report of Independent Registered Public Accounting Firm................................       F - 2

Balance Sheet  ........................................................................       F - 3

Statements of Operations ..............................................................       F - 4

Statements of Changes in Shareholders' Deficiency......................................       F - 5

Statements of Cash Flows ..............................................................       F - 6

Notes to Financial Statements..........................................................       F -7 -18

             Report of Independent Registered Public Accounting Firm



To The Shareholders and Board of Directors of
         Enviro Voraxial Technology, Inc.

We have audited the accompanying consolidated balance sheet of Enviro Voraxial Technology, Inc and Subsidiary as of December 31, 2006 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for years end December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enviro Voraxial Technology, Inc and Subsidiary as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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




Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
April 16, 2007

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEET

                                                                                              December 31,
                                                                                                 2006
                                                                                           -----------------
                                      ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                            $         390,393
      Accounts receivable, net                                                                        61,341
      Inventory                                                                                      198,146
                                                                                           -----------------

        Total current assets                                                                         649,880

 FIXED ASSETS, NET                                                                                     4,755

 OTHER ASSETS                                                                                         10,000
                                                                                           -----------------

    Total assets                                                                           $         664,635
                                                                                           =================


                     LIABILITIES AND SHAREHOLDERS' DEFICIENCY

 CURRENT LIABILITIES:
       Accounts payable and accrued expenses                                               $         651,702
                                                                                           -----------------

        Total current liabilities                                                                    651,702
                                                                                           -----------------


        Total liabilities                                                                            651,702
                                                                                           -----------------

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' DEFICIENCY:
 Common stock, $.001 par value, 42,750,000 shares authorized
      21,992,235 shares issued and oustanding                                                         21,991
 Additional paid-in capital                                                                        6,719,811
 Deferred compensation                                                                               (13,333)
 Accumulated deficit                                                                              (6,715,536)
                                                                                           -----------------

        Total shareholders' equity                                                                    12,933
                                                                                           -----------------

 Total liabilities and shareholders' deficiency                                            $         664,635
                                                                                           =================










        The accompanying notes are an integral part of the consolidated financial statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                              Years Ended December 31,
                                                                            ------------    ------------
                                                                                2006            2005
                                                                            ------------    ------------
Revenues, net                                                               $    310,376    $    128,070

Cost of goods sold                                                               134,499          34,444
                                                                            ------------    ------------

Gross profit                                                                     175,877          93,626

Costs and operating expenses:
      Research and development                                                   592,181         730,774
      General and administrative                                                 421,975         455,999
                                                                            ------------    ------------


                Total costs and operating expenses                             1,014,156       1,186,773
                                                                            ------------    ------------

Loss from operations                                                            (838,279)     (1,093,147)
                                                                            ------------    ------------

Other income:
      Interest income                                                              4,748              --
      Gain on sale of asset                                                           --           2,142
                                                                            ------------    ------------

              Total other income                                                   4,748           2,142
                                                                            ------------    ------------

Provision for income taxes                                                            --              --

NET LOSS                                                                    $   (833,531)   $ (1,091,005)
                                                                            ============    ============

Weighted average number of common shares
   outstanding-basic & diluted                                                18,257,808      18,257,808
                                                                            ============    ============

Basic and diluted loss per common share                                     $      (0.05)   $      (0.06)
                                                                            ============    ============










        The accompanying notes are an integral part of the consolidated financial statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY



                                            Common Stock          Additional
                                      -------------------------    Paid-in       Deferred    Accumulated
                                        Shares         Amount      Capital     Compensation    Deficit        Total
                                      ------------   ----------  ------------ -------------  ------------  ------------
Balance at December 31, 2004           17,676,402    $   18,000  $ 4,953,000  $    (11,000) $ (4,791,000)  $    169,000

Issuance of common stock for
   consulting services                    300,000           300      141,519       (56,875)           --         84,944
Issuance of options for services               --            --       21,000            --            --         21,000
Issuance of restricted common
  stock at $.40 per share               1,468,333         1,144      586,189            --            --        587,333
Issuance of common stock for
  consulting services                      15,000            15        7,635            --            --          7,650
Amortization of deferred
  compensation                                 --            --           --        14,438            --         14,438
Net loss                                       --            --           --            --    (1,091,005)    (1,091,005)
                                      -----------    ----------  -----------  ------------  ------------   ------------

Balance - December 31, 2005            19,459,735    $   19,459  $ 5,709,343  $    (53,437) $ (5,882,005)  $   (206,640)

Issuance of common stock
  for investments                       2,232,500         2,232      890,768            --            --        893,000
Issuance of restricted common
   stock at $.40 per share                300,000           300      119,700       (13,333)           --        106,667
Amortization of deferred compensation          --            --           --        53,437            --         53,437
Net loss                                       --            --           --            --      (833,531)      (833,531)
                                      -----------    ----------  -----------  ------------  ------------   ------------

Balance - December 31, 2006            21,992,235    $   21,991  $ 6,719,811  $    (13,333) $ (6,715,536)  $     12,933
                                      ===========    ==========  ===========  ============  ============   ============





















        The accompanying notes are an integral part of the consolidated financial statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

                                                                                     For the Years Ended December 31,
                                                                                     --------------------------------
                                                                                           2006             2005
                                                                                     --------------    --------------
Cash Flows From Operating Activities:
Net loss                                                                                $  (833,531)   $(1,091,005)
Adjustments to reconcile net loss to net
  cash used by operating activities:
      Depreciation                                                                              583          2,720
      Common stock issued for services                                                           --        149,469
      Amortization of deferred compensation                                                  53,437             --
      Deferred compensation                                                                 (13,333)       (42,437)
      Gain on sale of equipment                                                                  --         (2,142)
      Issuance of warrants for services                                                          --         21,000
Changes in operating assets and liabilities:
      Accounts receivable                                                                   (61,341)            --
      Inventory                                                                             (72,112)       (47,034)
      Prepaid insurance                                                                          --          3,000
      Accounts payable and accrued expenses                                                 226,999        255,617
      Deposits from customers                                                                    --        (10,000)
                                                                                        -----------    -----------

Net cash used in operating activities                                                      (699,298)      (760,812)
                                                                                        -----------    -----------

Cash Flows From Investing Activities:
   Purchase of equipment                                                                         --         (5,830)
   Sale of equipment                                                                             --         35,000
                                                                                        -----------    -----------

Net cash provided by investing activities                                                        --         29,170
                                                                                        -----------    -----------

Cash Flows From Financing Activities:
   Proceeds from sales of common stock                                                    1,013,000        587,333
                                                                                        -----------    -----------

Net cash provided by financing activities                                                 1,013,000        587,333
                                                                                        -----------    -----------

Net increase (decrease) in cash and cash equivalents                                        313,702       (144,309)

Cash and cash equivalents, beginning of period                                               76,691        221,000
                                                                                        -----------    -----------

Cash and cash equivalents, end of period                                                $   390,393    $    76,691
                                                                                        ===========    ===========

Supplemental Disclosures

     Cash paid during the year for interest                                             $        --    $        --
                                                                                        ===========    ===========
     Cash paid during the year for taxes                                                $        --    $        --
                                                                                        ===========    ===========
     Common stock issued for deferred consulting                                        $    13,333    $    53,437
                                                                                        ===========    ===========
     Common stock issued for consulting services                                        $   286,667    $   146,469
                                                                                        ===========    ===========





        The accompanying notes are an integral part of the consolidated financial statements.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE A - ORGANIZATION AND OPERATIONS

Organization
------------
Enviro Voraxial Technology, Inc. (the "Company") is a provider of environmental and industrial separation technology. The Company has developed and patented the Voraxial(R) Separator, which is a technology that efficiently separates solids and liquids with distinct specific gravities. Potential commercial applications and markets include oil exploration and production, oil refineries, mining, manufacturing and municipal wastewater industry.

The Company currently operates within two segments: the sales and marketing of the Voraxial(R) Separator and the manufacture of the Voraxial(R) Separator.

Florida Precision Aerospace, Inc. (FPA) is the wholly-owned subsidiary of the Company and is used to manufacture, assemble and test the Voraxial Separator.

NOTE B - GOING CONCERN

The Company has experienced net losses, has negative cash flows from operating activities, and has to raise capital to sustain operations. There is no assurance that the Company's developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve a level of revenue sufficient to provide cash inflows to sustain operations. The Company will continue to require the infusion of capital until operations become profitable. During 2007, the Company anticipates seeking additional capital, increasing sales of the Voraxial(R) Separator and continuing to restrict expenditures. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

Revenue Recognition
-------------------
The Company presents revenue in accordance with Staff Accounting Bulletin (SAB) No. 104 "Revenue Recognition in Financial Statements". Under SAB No.104, revenue is realized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.

In accordance with the above, the Company recognizes revenues from contracts upon customer acceptance of shipment.

Fair Value of Instruments
-------------------------
The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at December 31, 2006, approximate their fair value because of their relatively short-term nature.

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

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


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

Advertising Costs
-----------------
Advertising costs are expensed as incurred and are included in general and administrative expenses. Amounts incurred for advertising as of December 31, 2006 and 2005 were $8,833 and $10,121 respectively.

Stock-Based Compensation
------------------------
The company adopted SFAS No. 123(R) effective January 1, 2006. This statement requires compensation expense relating to share-based payments to be recognized in net income using a fair-value measurement method. Under the fair value method, the estimated fair value of awards is charged to income on a straight-line basis over the requisite service period, which is generally the vesting period. The company elected the modified prospective method as prescribed in SFAS No. 123 (R) and therefore, prior periods were not restated. Under the modified prospective method, this statement was applied to new awards granted after the time of adoption, as well as to the unvested portion of previously granted equity-based awards for which the requisite service has not been rendered as of January 1, 2006.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which was released in December 2002 as an amendment of SFAS No. 123. The Company currently accounts for stock-based compensation under the fair value method using the Black-Scholes option pricing model as indicated in Note G.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


Accounting for the Impairment of Long-Lived Assets
--------------------------------------------------
The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets in 2006.

Recent Accounting Pronouncements
--------------------------------

Accounting changes and error corrections
----------------------------------------

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2006. The Company will adopt SFAS 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its consolidated results of operations and financial condition.

Fair value measurements
-----------------------

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


Accounting for uncertainty in income taxes
------------------------------------------

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN
48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not currently in a position to determine such effects, if any.

Taxes collected from customer and remitted to governmental authorities
----------------------------------------------------------------------

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3 (EITF 06-3), "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." EITF 06-3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06-3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company currently presents such taxes net. EITF 06-3 is required to be adopted during the first quarter of fiscal year 2008. These taxes are currently not material to the Company's consolidated financial statements.

Accounting for rental costs incurred during a construction period
-----------------------------------------------------------------

In September 2006, the FASB issued FASB Staff Position No. FAS 13-1 (As Amended), "Accounting for Rental Costs Incurred during a Construction Period" (FAS 13-1). This position requires a company to recognize as rental expense the rental costs associated with a ground or building operating lease during a construction period, except for costs associated with projects accounted for under SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects." FAS 13-1 is effective for reporting periods beginning after December 15, 2005 and was adopted by the Company in the first quarter of fiscal year 2007. The Company's adoption of FAS 13-1 will not materially affect its consolidated results of operations and financial position.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


Effects of Prior Year Misstatements when Quantifying Misstatements in the
-------------------------------------------------------------------------
Current Year Financial Statements
---------------------------------

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition

FSP FAS  123(R)-5
-----------------

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition

NOTE D - CONCENTRATION OF CREDIT RISK

One customer accounted for approximately 63% of revenue for the years end December 31, 2006. There were no outstanding receivables from this customer as of December 31, 2006.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE E - FIXED ASSETS

Fixed assets as of December 31, 2006 consists of:

                                                                 2006
                                                           ---------------
Machinery and equipment                                    $       278,929
Furniture and fixtures                                              14,498
                                                           ---------------
Total                                                              293,427
Less:  accumulated depreciation                                   (288,672)
                                                           ---------------
Fixed Assets, net                                          $         4,755
                                                           ===============

Depreciation expense for the years ended December 31, 2006 and 2005 amounted to $583 and $2,720 respectively.

NOTE F - RELATED PARTY TRANSACTIONS

For the year ended December 31, 2006, the Company incurred consulting expenses from the chief executive officer and majority stockholder of the Company of $175,000. Of these amounts, $75,000 has been paid out for the year ended December 31, 2006. The unpaid balance has been included in accrued expenses.

NOTE G - CAPITAL TRANSACTIONS

Common stock
------------
In January 2005, the Company entered into a one-year consulting agreement with its former Chief Operating Officer for engineering design, marketing and sales of Company products and services. Pursuant to this agreement, the Company granted 50,000 warrants to this individual exercisable at $1.00 per share. These warrants vest equally in 12 traunches over a period of one year commencing in January, 2005 and expire in January 2008. The Company calculated the fair value of the warrants at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 133%; risk-free interest rate of 3% and an expected life of 3 years, resulting in a fair value of approximately $21,000.

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

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


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

In November 2006, the Company entered into a three month consulting agreement and agreed to issue 100,000 shares for services performed by a consultant, which were valued at $40,000.

During fiscal year 2006, the Company received gross proceeds of $893,000 from 19 accredited investors, including five investment funds to purchase an aggregate of 2,232,500 shares of the Company's restricted common stock at $0.40 per share.

Options
-------
Information with respect to employee stock options outstanding and employee stock options exercisable at December 31, 2006 is as follows:

                                                                                            Weighted Average
                                       Options        Vested       Exercise Price Per      Exercise Price Per
                                     Outstanding      Shares          Common Share         Option Outstanding
                                     -----------      ------          ------------         ------------------
Balance, December 31, 2002            2,245,000      1,115,000         $0.15-$0.77               $0.21
Granted/vested during the year           10,000      1,120,000               $1.00

Balance, December 31, 2002            2,245,000      2,235,000         $0.15-$1.00               $0.21
Granted/vested during the year        1,424,666      1,424,666         $0.15-$1.00               $0.79

Balance, December 31, 2004            3,679,666      3,659,666         $0.15-$1.00               $0.52

Granted/vested during the year           50,000         50,000               $1.00
Balance, December 31, 2005            3,729,666      3,709,666         $0.15-$1.00               $0.52

Balance, December 31, 2006            3,729,666      3,709,666         $0.15-$1.00               $0.52

                                      F-14

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


The following table summarizes information about the stock options outstanding at December 31, 2006

                      Number        Weighted       Weighted
                   Outstanding       Average        Average
     Exercise    at December 31,    Remaining       Exercise      Number Exercisable    Weighted Average
       Price          2006       Contractual Life    Price       at December 31, 2006    Exercise Price
       -----          ----       ----------------    -----       --------------------    --------------
        0.30          45,000           0.87           0.30                45,000                0.30
        0.77         200,000           1.13           0.77               200,000                0.77
        0.15       2,000,000           1.55           0.15             2,000,000                0.15
        1.00          10,000           1.00           1.00                10,000                1.00
        0.60         697,333           3.13           0.60               697,333                0.60
        1.00         697,333           3.13           1.00               697,333                1.00
        1.00          50,000           3.00           1.00                50,000                1.00
        0.71          30,000           1.17           0.71                30,000                0.71
                   ---------                                          ----------
                   3,729,666                                           3,729,666
                   =========                                          ==========

Warrants
--------

                                                      Number      Range of Exercise           Number
                                                   Outstanding           Price             Exercisable
                                                   -----------           -----             -----------
           Balance, January 1, 2005                  5,589,367       $0.75 - $9.00           5,389,367

           Balance, December 31, 2005                5,589,367       $0.75 - $9.00           5,389,367
                                                     ---------                               ---------

           Balance, December 31, 2006                5,589,367       $0.75 - $9.00           5,389,367
                                                     ---------                               ---------

NOTE H -   INCOME TAXES

     The provision (benefit) for income taxes from continued operations for the years ended December 31, 2006 and 2005 consist of the following:

                                                                                       December 31,
                                                                           -------------------------------------
                                                                                2006                  2005
                                                                           ---------------       ---------------
                  Current:
                           Federal                                         $             -       $             -
                           State                                                         -                     -
                                                                           $
                                                                           ---------------       ---------------
                                                                                         -                     -
                  Deferred:
                           Federal                                         $      (283,560)      $      (371,000)
                           State                                                   (50,040)              (65,000)
                                                                           ---------------       ---------------
                                                                                  (333,600)             (436,000)
                  Benefit from the operating loss
                     carryforward                                                  333,600               436,000
                                                                           ---------------       ---------------

                  Benefit for income taxes, net                            $             -       $             -
                                                                           ===============       ===============

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


     The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

                                                                                       December 31,
                                                                              -------------------------------
                                                                                 2006                 2005
                                                                              ---------            ----------
                  Statutory federal income tax rate                               34.0%                 34.0%
                  Decrease in valuation allowance                                (40.0)%               (40.0)%
                  State income taxes                                               6.0%                  6.0%

                                                                              ---------            ----------

                  Effective tax rate                                                (0)%                  (0)%
                                                                              =========            ==========

     Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The net deferred tax assets and liabilities are comprised of the following:

                                                                                                   2006
                                                                                        -------------------------
                  Deferred income tax asset:
                    Net operating loss carry-forwards                                   $               2,686,000
                     Valuation allowance                                                               (2,686,000)
                                                                                        -------------------------
                   Deferred income tax asset                                            $                       -
                                                                                        =========================

     The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

                                                                                                    2006
                                                                                        ------------------------
                  Deferred tax assets
                           Current                                                      $                     --
                           Non-current                                                                 2,686,000
                                                                                        ------------------------
                     Net deferred income tax asset                                      $              2,686,000
                                                                                        ========================

The Company has a net operating loss carryforward of approximately $6,715,000 available to offset future taxable income through 2019.

The Company has made a 100% valuation allowance of the deferred income tax asset at December 31, 2006, as it is not expected that the deferred tax assets will be realized. The net increase in valuation allowance during the year ended December 31, 2006 was $336,000.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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

Operating Lease
---------------
The Company leases office and warehouse space in Ft. Lauderdale, Florida under a business lease agreement for a three-year term ending in August 2007. Minimum future lease payment for the following year is as follows:

                Years ending December 31,
                -------------------------
                          2007                                  $ 42,467
                                                                ========

Rent expense charged to operations amounted to $61,485 in 2006.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE J - SUBSEQUENT EVENTS

Agreements and purchase orders
------------------------------
In the first quarter of 2007, we received a purchase order from a leading Scandinavian energy company, to deploy a Voraxial Skid for a drilling operation using lightweight drilling fluids. This technique is called "underbalanced drilling" since it maintains the drilling operations at a lower pressure than the formation to prevent the drilling fluids from damaging the well.

The Company received another purchase order in the first quarter of 2007 from a leading oil and gas company in Europe to deploy a Voraxial 2000 Produced Water Skid at one of their onshore production facilities.

In 2007, the Company signed a non-exclusive, comprehensive sales and marketing agreement with TwinFilter, a leading Dutch filtration company in the oil and gas industry. Under the terms of the agreement, the two companies will market and promote each others technologies while sharing the sales & marketing expenses and engineering expertise. Furthermore, EVTN and TwinFilter will collaborate to build and promote turn-key oil/water and liquid/solid separation systems for the oil industry that will incorporate EVTN's Voraxial Separator and TwinFilter's absorption systems, coalescing, other filter technology. This agreement was finalized after many months of collaboration to build and deliver products for various companies within the oil industry.