Form 10QSB
period 2007-03-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2007-05-22
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

         _______________________________________________________________
         (Former Name, former address and former fiscal year, if changed since last Report.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2007, we had 22,092,235 shares of our Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [X]

                                      INDEX
                                                                                                                Page
                                                                                                                ----

PART I.      CONSOLIDATED CONDENSED FINANCIAL INFORMATION
-------      --------------------------------------------

Item 1.      Consolidated Condensed Financial Statements..............................................           3

             Condensed Consolidated Balance Sheet - March 31, 2007 (Unaudited)........................           3

             Condensed Consolidated Statements of Operations for the
                Three Months Ended March 31, 2007 and 2006 (Unaudited)................................           4

             Consolidated Statements of Changes in Shareholders' Deficiency
                Three Months Ended March 31, 2007 and 2006 (Unaudited)................................           5

             Condensed Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 2007 and 2006 (Unaudited)................................           6

             Notes to Condensed Consolidated Financial Statements (Unaudited).........................           7

Item 2.      Management's Discussion and Analysis and Plan of
               Operation..............................................................................           11

Item 3.      Controls and Procedures..................................................................           13

PART II.     OTHER INFORMATION
--------     -----------------

Item 1.      Legal Proceedings........................................................................           14
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds..............................           14
Item 3.      Default Upon Senior Securities...........................................................           14
Item 4.      Submission of Matters to a Vote of Securities............................................           15
Item 5.      Other Information........................................................................           15
Item 6.      Exhibits.................................................................................           15

Signatures   .........................................................................................           16

                   PART I: CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                                    CONSOLIDATED BALANCE SHEET

                                                                                              March 31,
                                                                                                2007
                                                                                        ----------------------
                                              ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                         $             225,235
      Accounts receivable, net                                                                        185,207
      Inventory                                                                                       289,163
                                                                                        ----------------------

        Total current assets                                                                          699,605

 FIXED ASSETS, NET                                                                                      9,771

 OTHER ASSETS                                                                                          10,000
                                                                                        ----------------------

    Total assets                                                                        $             719,376
                                                                                        ======================


                               LIABILITIES AND SHAREHOLDERS' DEFICIT

 CURRENT LIABILITIES:
       Accounts payable and accrued expenses                                            $             649,411
                                                                                        ----------------------

        Total current liabilities                                                                     649,411
                                                                                        ----------------------


        Total liabilities                                                                             649,411
                                                                                        ----------------------

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' DEFICIENCY:
 Common stock, $.001 par value, 42,750,000 shares authorized
      22,092,235 shares issued and oustanding                                                          22,191
 Additional paid-in capital                                                                         7,146,287
 Deferred compensation                                                                                (13,333)
 Accumulated deficit                                                                               (7,085,180)
                                                                                        ----------------------

        Total shareholders' deficit                                                                    69,965
                                                                                        ----------------------

 Total liabilities and shareholders' deficit                                            $             719,376
                                                                                        ======================











The accompanying notes are an integral part of the consolidated financial statements.

                     ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                         Years Ended March 31,
                                                          ---------------------------------------------------------
                                                                    2007                          2006
                                                          -------------------------     ---------------------------
Revenues, net                                             $                 53,631      $                   22,164

Cost of goods sold                                                          11,686                           4,778
                                                          -------------------------     ---------------------------

Gross profit                                                                41,945                          17,386

Costs and operating expenses:
      Research and development                                              82,595                         145,696
      General and administrative                                           328,994                          88,409
                                                          -------------------------     ---------------------------


                Total costs and operating expenses                         411,589                         234,105
                                                          -------------------------     ---------------------------

Loss from operations                                                      (369,644)                       (216,719)

Provision for income taxes                                                      --                              --
                                                          -------------------------     ---------------------------

NET LOSS                                                  $               (369,644)     $                 (216,719)
                                                          =========================     ===========================

Weighted average number of common shares
   outstanding-basic & diluted                                          21,125,568                      19,662,797
                                                          =========================     ===========================

Basic and diluted loss per common share                   $                  (0.01)     $                    (0.01)
                                                          =========================     ===========================



















The accompanying notes are an integral part of the consolidated financial statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY



                                          Common Stock           Additional
                                   --------------------------     Paid-in         Deferred    Accumulated
                                     Shares          Amount       Capital       Compensation     Deficit       Total
                                   ------------     ---------  --------------  ------------- ------------   ------------
Balance at December 31, 2004        17,676,402      $  18,000  $   4,953,000   $   (11,000)  $  (4,791,000) $   169,000

Issuance of common stock for
  consulting services                  300,000            300        141,519       (56,875)             --       84,944
Issuance of options for services            --             --         21,000            --              --       21,000
Issuance of restricted common stock
  at $.40 per share                  1,468,333          1,144        586,189            --              --      587,333
Issuance of common stock for
  consulting services                   15,000             15          7,635            --              --        7,650
Amortization of
  deferred compensation                     --             --             --        14,438              --       14,438
Net loss                                    --             --             --            --      (1,091,005)  (1,091,005)
                                   ------------     ---------- --------------  ------------  -------------- ------------

Balance - December 31, 2005         19,459,735      $  19,459  $   5,709,343   $   (53,437)  $  (5,882,005) $  (206,640)

Issuance of common stock
  for investments                    2,232,500          2,232        890,768            --              --      893,000
Issuance of restricted common
  stock at $.40 per share              300,000            300        119,700       (13,333)             --      106,667
Amortization of
  deferred compensation                     --             --             --        53,437              --       53,437
Net loss                                    --             --             --            --        (833,531)    (833,531)
                                   ------------     ---------- --------------  ------------  -------------- ------------

Balance - December 31, 2006         21,992,235      $  21,991  $   6,719,811   $   (13,333)  $  (6,715,536) $    12,933

Issuance of options for
  accrued salaries                                                   300,000                                    300,000
Issuance of options for services            --             --         86,676            --              --       86,676
Issuance of common stock for
  consulting services                  100,000            100         39,900       (13,333)                      26,667
Amortization of
  deferred compensation                     --             --             --        13,333              --       13,333
Net loss                                    --             --             --            --        (369,644)    (369,644)
                                   ------------     ---------- --------------  ------------  -------------- ------------

Balance - March 31, 2007            22,092,235      $  22,091  $   7,146,387   $   (13,333)  $  (7,085,180) $    69,965
                                   ============     ========== ==============  ============  ============== ============

















The accompanying notes are an integral part of the consolidated financial statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

                                                               For the Quarter Ending March 31,
                                                                  2007               2006
                                                               ----------          -----------
Cash Flows From Operating Activities:
Net loss                                                        $(369,644)         $(216,719)
Adjustments to reconcile net loss to net
  cash used by operating activities:
   Depreciation                                                       278                147
   Common stock issued for services                                    99             40,000
   Amortization of deferred compensation                           13,333                 --
   Deferred compensation                                           26,667             12,062
   Issuance of options for services                                86,676                 --
Changes in operating assets and liabilities:
   Accounts receivable                                           (123,866)           (22,164)
   Inventory                                                      (91,017)           (10,988)
   Prepaid insurance                                                   --            (26,991)
   Accounts payable and accrued expenses                           (2,289)           108,297
   Deposits from customers                                             --             78,750
                                                                ---------          ---------

   Net cash used in operating activities                         (499,763)           (37,606)
                                                                ---------          ---------

Cash Flows From Investing Activities:
   Purchase of equipment                                           (5,294)                --
   Sale of equipment                                                   --                 --
                                                                ---------          ---------

Net cash used in investing activities                              (5,294)                --
                                                                ---------          ---------

Cash Flows From Financing Activities:
   Issuance of options for reduction in accrued salaries          300,000
   Proceeds from sales of common stock                                 --            122,000
                                                                ---------          ---------

Net cash provided by financing activities                         300,000            122,000
                                                                ---------          ---------

   Net increase (decrease) in cash and cash equivalents          (165,057)            84,394

   Cash and cash equivalents, beginning of period                 390,393             76,691
                                                                ---------          ---------

   Cash and cash equivalents, end of period                     $ 225,336          $ 161,085
                                                                =========          =========

Supplemental Disclosures

   Cash paid during the year for interest                       $      --          $      --
                                                                =========          =========
   Cash paid during the year for taxes                          $      --          $      --
                                                                =========          =========






The accompanying notes are an integral part of the consolidated financial statements.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007


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

NOTE B - INTERIM REPORTING

Interim Reporting
-----------------
While the information presented in the accompanying interim three and nine months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the December 31, 2006 audited annual financial statements of Enviro Voraxial Technology, Inc. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's audited December 31, 2006 annual financial statements.

Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Share
------------------
Basic and diluted loss per share has been computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. The warrants and stock options have been excluded from the calculation since they would be anti-dilutive.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007


Such equity instruments may have a dilutive effect in the future and include the following potential common shares:

                  Warrants                                    5,589,367
                  Stock options                               6,710,666
                                                             ----------
                                                             12,300,033
                                                             ==========
Recent Accounting Pronouncement
-------------------------------

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS 159 will have on the Company's future results of operations and financial condition.

NOTE D - RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2007, the Company incurred consulting expenses from the chief executive officer and majority stockholder of the Company of $48,750. Of these amounts, $19,200 has been paid out for the three months ended March 31, 2007. The cumulative unpaid balance has been included in accrued expenses.

NOTE E - CAPITAL TRANSACTIONS

Common stock
------------

In February 2007, the Company entered into a three month consulting agreement and agreed to issue 100,000 shares for services performed by a consultant, which were valued at $40,000.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007

Options
-------

In January 2007, the Company granted 606,000 stock options to employees or outside consultants, exercisable at $.40 per share. These options vest equally over the life of the options, which range from 1 to 5 years. The Company calculated the fair value of the options at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of 1 to 5 years, resulting in a fair value of approximately $86,000.

In January 2007, the Company granted 2,000,000 stock options to officers to reduce the amount of accrued salaries and consulting fees due to them by $300,000.

In January 2007, the Company issued 375,000 stock options to consultants, exercisable at $.80 - $1.00 per share. These options are fully vested and expire on October 31, 2007. The Company calculated the fair value of the options at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of 10 months. Based on the above, the options were not considered to have a fair value associated with them.

Information with respect to employee stock options outstanding and employee stock options exercisable at March 31, 2007 is as follows:

                                                                                             Weighted Average Exercise
                                      Options            Vested         Exercise Price Per             Price Per
                                    Outstanding          Shares            Common Share           Option Outstanding
                                    -----------          ------            ------------           ------------------
Balance, December 31, 2002            2,245,000          1,115,000          $0.15-$0.77               $0.21
Granted/vested during the year           10,000          1,120,000                $1.00

Balance, December 31, 2003            2,255,000          2,235,000          $0.15-$1.00               $0.21
Granted/vested during the year        1,424,666          1,424,666          $0.15-$1.00               $0.79

Balance, December 31, 2004            3,679,666          3,659,666          $0.15-$1.00               $0.52
Granted/vested during the year           50,000             50,000                $1.00

Balance, December 31, 2005            3,729,666          3,709,666          $0.15-$1.00               $0.52

Balance, December 31, 2006            3,729,666          3,709,666          $0.15-$1.00               $0.52
Granted/vested during the quarter     2,981,000          2,981,000          $0.40-$1.00               $0.47

Balance, March 31, 2007               6,710,666          6,690,666          $0.15-$1.00               $0.46

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007

The following table summarizes information about the stock options outstanding at March 31, 2007

                       Number         Weighted Average
      Exercise     Outstanding at         Remaining        Weighted Average   Number Exercisable at     Weighted Average
       Price       March 31, 2007     Contractual Life      Exercise Price       March 31, 2007          Exercise Price
       -----       --------------     ----------------      --------------       --------------          --------------
         0.30              45,000             0.87                0.30                    45,000               0.30
         0.77             200,000             1.13                0.77                   200,000               0.77
         0.15           2,000,000             1.55                0.15                 2,000,000               0.15
         1.00             235,000             1.00                1.00                    10,000               1.00
         0.60             697,333             3.13                0.60                   697,333               0.60
         1.00             697,333             3.13                1.00                   697,333               1.00
         1.00              50,000             3.00                1.00                    50,000               1.00
         0.71              30,000              1.7                0.71                    30,000               0.71
         0.80             150,000                1                0.80                   150,000               0.80
         0.40           2,606,000                5                0.40                 2,606,000               0.40
                        ---------                                                      ---------
                        6,710,666                                                      6,710,666
                        ---------                                                      ---------

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

General

Forward-Looking Statements
--------------------------

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

Application of Critical Accounting Policies
-------------------------------------------

The Company's consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of these significant accounting policies can be found in Note B to the Company's financial statements in the Company's 2006 Annual Report on Form 10-KSB. The Company has not adopted any significant new policies during the quarter ended March 31, 2007.

Among the significant judgments made in preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and adjustments of inventory valuations. These adjustments are made each quarter in the ordinary course of accounting.

Results of Operations for the Three Months ended March 31, 2007 and 2006:

Revenue
-------

Our revenues were $53,631 for the three months ended March 31, 2007 as compared to $22,164 for the three months ended March 31, 2006. The $31,467 or 141% increase is due to additional rental income from the Voraxial(R) Separator and related equipment during 2007 as compared to 2006. The Company is currently leasing the Voraxial(R) Separator for a specific project to a customer in the oil industry. In addition, we rent our Voraxial(R) Separator to potential clients for trials. Favorable trial results may lead to purchase orders in the future. The Company continues to focus on its sales and marketing program for the Voraxial(R) Separator and management believes such efforts will result in increasing revenues in 2007.

Cost of Goods Sold
------------------

Our cost of goods sold increased to $11,686 for the three months ended March 31, 2007 as compared to $4,778 for the three months ended March 31, 2006, an increase of $6,908, which is a directly related to the increase in revenues reflected above.

Research and Development Expenses
---------------------------------

Research and Development expenses decreased by 43% to $82,595 for the three months ended March 31, 2007, as compared to $145,696 for the previous three months ended March 31, 2006. Although the Company has finalized the development of the Voraxial(R) Separator, we targeted expenditures for specific applications for the technology within the oil industry during the three months ended March 31, 2007.

General and Administrative Expenses
-----------------------------------

General and Administrative expenses increased to $328,994 for the three months ended March 31, 2007 from $88,409 for the three months ended March 31, 2006. The increase was primarily due to (i) non cash expenses relating to the issuance of options to employees and consultants; (ii) consulting fees; and (iii) increased professional fees. We continue to focus our efforts on marketing of the Voraxial(R) Separator.

Liquidity and Capital Resources:

Cash at March 31, 2007 was $225,235. Working capital at March 31, 2007 was $50,194 as compared to a working capital deficit at December 31, 2006 of approximately $1,200.

At March 31, 2007 the Company had an accumulated deficit of $7,085,180. We anticipate generating positive cash flow from the Voraxial(R) Separator by the end of 2007. To the extent such revenues and corresponding cash flows do not materialize, we will require infusion of capital to sustain our operations. We cannot be assured that we will generate revenues or that the level of any future revenues will be self-sustaining. Furthermore, we cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.

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

Continuing Losses
-----------------

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

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures
------------------------------------------------

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

Changes in internal controls
----------------------------

There were no changes in our internal controls or in other factor during the period covered by this report that have materially affected, or is likely to materially affect the Company's internal controls over financial reporting.

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         In January, the Company issued options to purchase 106,000 shares of the Company's common stock to two employees of the Company. The options are exercisable for a period of five years and are exercisable at $0.40 per share. In addition, the Company issued options to purchase an aggregate of 2,000,000 shares of the Company's common stock to John A. DiBella and Alberto DiBella in satisfaction of accrued compensation of approximately $300,000. The options are exercisable for a period of five years and are exercisable at $0.40 per share. In addition, the Company issued options to purchase 250,000 shares of the Company's common stock to a consultant. The options are exercisable at $0.40 per share for a period of one year. The Company issued options to purchase an additional 250,000 shares of the Company's common stock to a consultant. The options are exercisable at $0.40 per share for a period of five years. These options are subject to certain milestones. 375,000 Options were issued to a consultant based on the achievement of certain milestones. 225,000 Options with an exercise price at $1.00 and 150,000 Options with an exercise price at $0.80. These Options have 1 year remaining until expiration. The issuance of the options were exempt from registration under Section 4(2) of the Securities Act. The option holders received information concerning the Company and had the opportunity to ask questions concerning the viability of the Company. The options contained legends restricting the transferability absent registration or applicable exemption.

         During February 2007 the Company issued 100,000 shares of its common stock to a consultant for consulting services valued at $40,000. The issuance of the shares were exempt from registration under Section 4(2) of the Securities Act. The consultant received information concerning the Company and had the opportunity to ask questions concerning the viability of the Company. The shares contained legends restricting the transferability absent registration or applicable exemption.

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