Form 10QSB
period 2007-06-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2007-08-20
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   (Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007
                                                 -------------

 [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

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


       -------------------------------------------------------------------
      (Former Name, former address and former fiscal year, if changed since last Report.)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 30, 2007, we had 22,872,235 shares of our Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [X]

                                      INDEX
PART I.      CONSOLIDATED CONDENSED FINANCIAL INFORMATION
-------      --------------------------------------------

Item 1.      Consolidated Condensed Financial Statements..............................................           3

             Condensed Consolidated Balance Sheet - June 30, 2007 (Unaudited).........................           3

             Condensed Consolidated Statements of Operations for the Three
                Months and Six Months Ended June 30, 2007 and 2006 (Unaudited)........................           4

             Condensed Consolidated Statements of Shareholders' Equity ...............................           5

             Condensed Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 2007 and 2006 (Unaudited)...................................           6

             Notes to Condensed Consolidated Financial Statements (Unaudited).........................           7

Item 2.      Management's Discussion and Analysis and Plan of
               Operation..............................................................................           12

Item 3.      Controls and Procedures..................................................................           14


PART II.     OTHER INFORMATION
--------     -----------------

Item 1.      Legal Proceedings........................................................................           15
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds..............................           15
Item 3.      Default Upon Senior Securities...........................................................           15
Item 4.      Submission of Matters to a Vote of Securities............................................           15
Item 5.      Other Information........................................................................           15
Item 6.      Exhibits.................................................................................           15

Signatures   .........................................................................................           16

                   PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.    Financial Statements.

                               ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEET

                                                                                                    June 30,
                                                                                                      2007
                                                                                            ------------------------
                                                   ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                             $               592,732
      Accounts receivable, net                                                                               69,416
      Inventory                                                                                             395,273
                                                                                            ------------------------

        Total current assets                                                                              1,057,421

 FIXED ASSETS, NET                                                                                            9,493

 OTHER ASSETS                                                                                                10,000
                                                                                            ------------------------

    Total assets                                                                            $             1,076,914
                                                                                            ========================


                                     LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
       Accounts payable and accrued expenses                                                $               542,369
                                                                                            ------------------------

        Total current liabilities                                                                           542,369
                                                                                            ------------------------


        Total liabilities                                                                                   542,369
                                                                                            ------------------------

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' EQUITY:
 Common stock, $.001 par value, 42,750,000 shares authorized
 22,972,235 shares issued and outstanding                                                                    23,071
 Additional paid-in capital                                                                               8,410,907
 Deferred compensation                                                                                      (13,333)
 Accumulated deficit                                                                                     (7,886,100)
                                                                                            ------------------------

        Total shareholders' equity                                                                          534,545
                                                                                            ------------------------

 Total liabilities and shareholders' equity                                                 $             1,076,914
                                                                                            ========================



The accompanying notes are an integral part of the consolidated financial statements.

                  ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          Three Months Ended June 30,            Six Months Ended June 30,
                                                      ----------------------------------   ------------------------------------
                                                           2007               2006               2007                 2006
                                                      --------------     ---------------   ----------------    ----------------
Revenues, net                                         $      210,527     $      140,000     $      264,158     $       162,164

Cost of goods sold                                            25,071             60,209             36,577              64,987
                                                      ---------------    ---------------    ---------------    ----------------

Gross profit                                                 185,456             79,791            227,581              97,177

Costs and operating expenses:
      Research and development                                87,253            135,428            169,848             281,124
      General and administrative                             141,623            114,692          1,228,297             203,101
                                                      ---------------    ---------------    ---------------    ----------------

                Total costs and operating expenses           228,876            250,120          1,398,145             484,225
                                                      ---------------    ---------------    ---------------    ----------------

Loss from operations before income taxes                     (43,420)          (170,329)        (1,170,564)           (387,048)
                                                      ---------------    ---------------    ---------------    ----------------

Provision for income taxes                                         -                  -                  -                   -

NET LOSS                                              $      (43,420)    $     (170,329)    $   (1,170,564)    $      (387,048)
                                                      ===============    ===============    ===============    ================

Weighted average number of common shares
   outstanding-basic & diluted                            22,236,960         20,128,346         21,676,264          19,876,916
                                                      ===============    ===============    ===============    ================

Basic and diluted loss per common share               $        (0.00)    $        (0.01)    $        (0.02)    $         (0.02)
                                                      ===============    ===============    ===============    ================





















The accompanying notes are an integral part of the consolidated financial statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                  Common Stock        Additional
                                           -------------------------   Paid-in       Deferred      Accumulated
                                               Shares        Amount    Capital     Compensation       Deficit       Total
                                           ------------   ---------- ------------  -------------   ------------   ----------
Balance - December 31, 2005                  19,459,735    $ 19,459   $ 5,709,343   $    (53,437)  $ (5,882,005)  $ (206,640)

Issuance of common stock for investments      2,232,500       2,232       890,768              -              -      893,000
Issuance of restricted common stock at
  $.40 per share                                300,000         300       119,700        (13,333)             -      106,667
Amortization of deferred compensation                 -           -             -         53,437              -       53,437
Net loss                                              -           -             -              -       (833,531)    (833,531)
                                           -------------  ----------  ------------  -------------  -------------  -----------

Balance - December 31, 2006                  21,992,235    $ 21,991   $ 6,719,811   $    (13,333)  $ (6,715,536)  $   12,933

Issuance of options for accrued salaries              -           -       360,000              -              -      360,000
Issuance of options for consulting services           -           -        86,676              -              -       86,676
Issuance of common stock for consulting
  services                                      100,000         200        39,800        (13,333)             -       26,667
Extension of options issued                                               697,500                                    697,500
Amortization of deferred compensation                 -           -             -         13,333              -       13,333
Net loss                                              -           -             -              -     (1,127,144)  (1,127,144)
                                           -------------  ----------  ------------  -------------  -------------  -----------

Balance - March 31, 2007                     22,092,235    $ 22,191   $ 7,903,787   $    (13,333)  $ (7,842,680)  $   69,965

Issuance of common stock                        780,000         780       467,220              -              -      468,000
Issuance of common stock for consulting
  services                                      100,000         100        39,900        (13,333)             -       26,667
Amortization of deferred compensation                 -           -             -         13,333              -       13,333
Net loss                                              -           -             -              -        (43,420)     (43,420)
                                           -------------  ----------  ------------  -------------  -------------  -----------

Balance - June 30, 2007                      22,972,235    $ 23,071   $ 8,410,907   $    (13,333)  $ (7,886,100)  $  534,545
                                           =============  ==========  ============  =============  =============  ===========



















The accompanying notes are an integral part of the consolidated financial statements.

                           ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the Six Months Ended June 30,
                                                                           -------------------------------------------------
                                                                                  2007                            2006
                                                                           -------------------       -----------------------
Cash Flows From Operating Activities:
Net loss                                                                   $       (1,170,564)       $             (387,048)
Adjustments to reconcile net loss to net
  cash used by operating activities:
      Depreciation                                                                        556                           294
      Common stock issued for services                                                 80,000                        40,000
      Deferred compensation                                                                 -                        53,437
      Issuance of stock options for accrued salaries and
         consulting services                                                          446,676                             -
      Extension of stock options issued                                               697,500                             -
Changes in operating assets and liabilities:
      Accounts receivable                                                              (8,075)
      Inventory                                                                      (197,127)                      (23,000)
      Prepaid insurance                                                                     -                       (17,994)
      Accounts payable and accrued expenses                                          (109,333)                      123,239
                                                                           -------------------       -----------------------

        Net cash used in operating activities                                        (260,367)                     (211,072)
                                                                           -------------------       -----------------------

Cash Flows From Investing Activities:
   Purchase of equipment                                                               (5,294)                            -
                                                                           -------------------       -----------------------

        Net cash used in investing activities                                          (5,294)                            -
                                                                           -------------------       -----------------------

Cash Flows From Financing Activities:
   Proceeds from sales of common stock                                                468,000                       288,000
                                                                           -------------------       -----------------------

        Net cash provided by financing activities                                     468,000                       288,000
                                                                           -------------------       -----------------------

        Net increase in cash and cash equivalents                                     202,339                        76,928

        Cash and cash equivalents, beginning of period                                390,393                        76,691
                                                                           -------------------       -----------------------

        Cash and cash equivalents, end of period                           $          592,732        $              153,619
                                                                           ===================       =======================

Supplemental Disclosures

  Cash paid during the year for interest                                   $                -        $                    -
                                                                           ===================       =======================
  Cash paid during the year for taxes                                      $                -        $                    -
                                                                           ===================       =======================
  Common stock options issued for accrued salaries                         $          360,000        $                    -
                                                                           ===================       =======================
  Common stock options issued for consulting services                      $           86,676        $                    -
                                                                           ===================       =======================
  Common stock issued for consulting services                              $           80,000        $               40,000
                                                                           ===================       =======================
  Extension of stock options                                               $          697,500        $                    -
                                                                           ===================       =======================


The accompanying notes are an integral part of the consolidated financial statements.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE A - ORGANIZATION AND OPERATIONS

Organization
------------
Enviro Voraxial Technology, Inc., an Idaho company (the "Company"), is a provider of industrial and environmental separation technology. The Company has developed and patented the Voraxial(R) Separator, which is a technology that efficiently separates solids and liquids with distinct specific gravities. Potential commercial applications and markets include oil exploration and production, oil refineries, mining, manufacturing and municipal wastewater industry.

The Company currently operates within one segment, which is the manufacture and sale of the Voraxial(R) Separator.

Florida Precision Aerospace, Inc. (FPA) is the wholly-owned subsidiary of the Company and is used to manufacture, assemble and test the Voraxial Separator.

In March 2007, a Voraxial(R) Skid, which is comprised of a Voraxial 4000 and a Voraxial 2000 in series to separate oil from water, was leased to an offshore oil rig in the North Sea for a drilling operation using light weight drilling fluids. This technique is called "underbalanced drilling" since drilling operations are maintained at a lower pressure than the formation to prevent the drilling fluids from damaging the well. The Voraxial Separator was chosen for its ability to handle solids and to conduct good separation without the need of a pressure drop.

In May 2007, a Voraxial(R) 2000 Produced Water Skid was shipped to a production facility for trials. The Voraxial 2000, which processes approximately 1,500 barrels per day, is being deployed initially in a demonstration mode to measure the efficiency of recovery of the oil that would otherwise be lost.

NOTE B - INTERIM REPORTING

Interim Reporting
-----------------
While the information presented in the accompanying interim three and six months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the December 31, 2006 audited annual financial statements of Enviro Voraxial Technology, Inc. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's audited December 31, 2006 annual financial statements.

Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition
-------------------

The Company derives its revenue from the sale and short-term rental of the Voraxial (R) Separator. The Company presents revenue in accordance with Staff Accounting Bulletin (SAB) No. 104 "Revenue Recognition in Financial Statements". Under SAB 104, revenue is realized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer acceptance, revenue is deferred until we have evidence of customer acceptance and all terms of the agreement have been complied with. There were no agreements with such provisions as of June 30, 2007.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually three to six months.

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
                                                             ----------
                                                             12,300,033
                                                             ==========

Recent Accounting Pronouncements
--------------------------------

New accounting pronouncements
-----------------------------

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS No. 159 will have on the Company's future results of operations and financial condition.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE D - RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2007, the Company incurred consulting expenses from the chief executive officer and majority stockholder of the Company of $97,500. Of these amounts, $50,800 has been paid out for the six months ended June 30, 2007. The accumulated unpaid balance has been included in accrued expenses.

NOTE E - CAPITAL TRANSACTIONS

Common stock
------------

During the six months ended June 30, 2007 the Company sold 780,000 shares of common stock for $.60 per share in a private placement offering. Total proceeds from the sale were $468,000.

In February 2007, the Company entered into a three month consulting agreement and agreed to issue 100,000 shares of common stock for services performed by a consultant which were valued at $40,000.

Warrants
--------

In January 2007, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 243,200 shares of common stock issued in 2000 for a period of one year. The warrants now expire in February 2008. The purchase price of the stock under these warrants ranges from $6.00 - $9.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of five years. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of June 30, 2007.

In January 2007, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 200,000 shares of common stock issued in 2001 for a period of one year. The warrants now expire in April 2008. The purchase price of the stock under these warrants ranges from $3.00 - $4.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of five years. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of June 30, 2007.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007


Options extended
----------------

In January 2007, the Company extended the exercisable life of certain options issued to an employee and consultant to purchase an aggregate of 2,000,000 shares of common stock issued in 2002 for a period of five years. The options continue to be exercisable at $.15 per share, are fully vested and now expire on January 31, 2012. The Company calculated the fair value of the options at the extended grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of five years. This results in a fair value of approximately $687,000, which has been recorded as compensation expense for the six months ended June 30, 2007.

In January 2007, the Company extended the exercisable life of certain options issued to an employee and consultant to purchase an aggregate of 200,000 shares of common stock issued in 2002 for a period of five years. The options now expire in October 2012, are fully vested and continue to be exercisable at $.77 per share. The Company calculated the fair value of the options at the extended grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of five years. No fair value was associated with these options as a result and no adjustment has been made to the financial statements as of June 30, 2007.

In January 2007, the Company extended the exercisable life of certain options issued an employee to purchase an aggregate of 45,000 shares of common stock issued in 2001 for a period of five years. The options now expire in February 2011. These options are fully vested and continue to be exercisable at $.30 per share. The Company calculated the fair value of the options at the extended grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of five years. This results in a fair value of approximately $10,500, which has been recorded as compensation expense for the six months ended June 30, 2007.

Options granted
---------------

In January 2007, the Company granted 2,000,000 stock options to officers to reduce the amount of accrued salaries and consulting fees due to them by $300,000. The options are exercisable at $.40 per share. These options are fully vested and expire on January 31, 2012. The Company calculated the fair value of the options at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of five years. This results in a fair value of approximately $360,000, of which $300,000 was previously recorded as compensation expense. The remaining $60,000 has been recorded as compensation expense for the six months ended June 30, 2007.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

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

In January 2007, the Company issued 375,000 stock options a consultant, exercisable at $.80 - $1.00 per share. These options are fully vested and expire on October 31, 2007. The Company calculated the fair value of the options at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of 10 months. Based on the above, the options were not considered to have a fair value associated with them.

Options - additional information
--------------------------------

Information with respect to employee stock options outstanding and employee stock options exercisable at June 30, 2007 is as follows:

                                                                                          Weighted Average Exercise
                                         Options        Vested       Exercise Price Per           Price Per
                                       Outstanding      Shares          Common Share          Option Outstanding
                                       -----------      ------          ------------          ------------------
Balance, December 31, 2006              3,729,666     3,709,666         $0.15-$1.00                  $0.52
Granted/vested during the quarter       2,981,000     2,981,000         $      0.40                  $0.40

Balance June 30, 2007                   6,710,666     6,690,666         $0.15-$1.00                  $0.46

The following table summarizes information about the stock options outstanding at June 30, 2007

                                       Weighted Average
       Exercise   Number Outstanding      Remaining        Weighted Average  Number Exercisable at   Weighted Average
         Price     at June 30,  2007   Contractual Life     Exercise Price       June 30, 2007        Exercise Price
         -----     -----------------   ----------------     --------------       -------------        --------------
          0.30          45,000                 0.87                0.30                  45,000              0.30
          0.77         200,000                 1.13                0.77                 200,000              0.77
          0.15       2,000,000                 1.55                0.15               2,000,000              0.15
          1.00          10,000                 1.00                1.00                  10,000              1.00
          0.60         697,333                 3.13                0.60                 697,333              0.60
          1.00         697,333                 3.13                1.00                 697,333              1.00
          1.00          50,000                 3.00                1.00                  50,000              1.00
          0.71          30,000                  1.7                0.71                  30,000              0.71
          0.40       2,981,000                    5                0.40               2,981,000              0.40
                     ---------                                                        ---------
                     6,710,666                                                        6,710,666

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

Application of Critical Accounting Policies
-------------------------------------------

The Company's consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of these significant accounting policies can be found in Note B to the Company's financial statements in the Company's 2006 Annual Report on Form 10-KSB. The Company has not adopted any significant new policies during the quarter ended June 30, 2007.

Among the significant judgments made in preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and adjustments of inventory valuations. These adjustments are made each quarter in the ordinary course of accounting.

Results of Operations for the Three Months ended June 30, 2007 and 2006:

Revenue
-------

Our revenues increased 50% to $210,527 for the three months ended June 30, 2007 as compared to $140,000 for the three months ended June 30, 2006. The increase is due to additional rental income from the Voraxial(R) Separator and related equipment sales during the quarter as compared to 2006. The Company is currently leasing the Voraxial(R) Separator for specific projects to customers in the oil industry. In addition, we rent our Voraxial(R) Separator to potential clients for trials. Favorable trial results may lead to additional purchase orders or lease agreements in the future. The Company continues to focus on its sales and marketing program for the Voraxial(R) Separator and management believes such efforts will result in increasing revenues in 2007.

Research and Development Expenses
---------------------------------

Research and Development expenses decreased by 36% to $87,253 for the three months ended June 30, 2007, as compared to $135,427 for the previous three months ended June 30, 2006. Although the Company has finalized the development of the Voraxial(R) Separator, we targeted expenditures for specific applications for the technology within the oil industry during the three months ended June 30, 2007.

General and Administrative Expenses
-----------------------------------

General and Administrative expenses increased by 23% to $141,623 for the three months ended June 30, 2007 from $114,692 for the three months ended June 30, 2006. The increase was primarily due to an increase in sales and marketing activities associated with the Voraxial Separator. We continue to focus our efforts on marketing the Voraxial(R) Separator in the oil industry.

Results of Operations for the Six Months ended June 30, 2007 and 2006:

Revenue
-------

Our revenues increased 63% to $264,158 for the six months ended June 30, 2007 as compared to $162,164 for the six months ended June 30, 2006. The increase is due to additional rental income from the Voraxial(R) Separator and related equipment sales during 2007 as compared to 2006. The Company is currently leasing the Voraxial(R) Separator for specific projects to customers in the oil industry. In addition, we rent our Voraxial(R) Separator to potential clients for trials. Favorable trial results may lead to additional purchase orders or lease agreements in the future. The Company continues to focus on its sales and marketing program for the Voraxial(R) Separator and management believes such efforts will result in increasing revenues in 2007.

Research and Development Expenses
---------------------------------

Research and Development expenses decreased by 40% to $169,848 for the six months ended June 30, 2007, as compared to $281,124 for the previous six months ended June 30, 2006. Although the Company has finalized the development of the Voraxial(R) Separator, we targeted expenditures for specific applications for the technology within the oil industry during the six months ended June 30, 2007.

General and Administrative Expenses
-----------------------------------

General and Administrative expenses increased by 505% to $1,228,297 for the six months ended June 30, 2007 up from $203,101 for the six months ended June 30, 2006. The increase was primarily due to non-cash expenses relating to the issuance and extension of options to employees and consultants. We continue to focus our efforts on marketing of the Voraxial(R) Separator.

Liquidity and Capital Resources:

Cash at June 30, 2007 was $592,732. Working capital at June 30, 2007 was $515,052 as compared to a working capital deficit at December 31, 2006 of $1,822.

At June 30, 2007 the Company had an accumulated deficit of $7,886,100. We anticipate generating positive cash flow from the Voraxial(R) Separator by the end of 2007. To the extent such revenues and corresponding cash flows do not materialize, we will continue to require infusion of capital to sustain our operations. We cannot be assured that we will generate revenues or that the level of any future revenues will be self-sustaining. Furthermore, we cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.

The Company has funded working capital requirements and intends to fund current working capital requirements through third party financing, including the private placement of securities. However, the Company cannot provide any assurances that it will be able to obtain adequate financing. If the Company is unable to obtain adequate financing, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities. During the period covered by this report, the Company received $468,000 from five accredited investors, including institutions, that purchased an aggregate of 780,000 shares of the Company's restricted common stock at $0.60 per share. Such proceeds will be used to fund working capital requirements.

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

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures
------------------------------------------------

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective.

Changes in internal controls
----------------------------

There were no changes in our internal controls or in other factors during the period covered by this report that have materially affected, or is likely to materially affect the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

         During the three month period ended June 30 2007, the Company received $468,000 from five accredited investors, including institutions, that purchase an aggregate of 780,000 shares of the Company's restricted common stock at $0.60 per share. The issuances were exempt from registration under Section 4(2) of the Securities Act. The investors received information concerning the Company and had the opportunity to ask questions concerning the viability of the Company. The shares contain legends restricting their transferability absent registration or applicable exemption.

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

DATED:  August 11, 2007