Form 10QSB
period 2007-09-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2007-11-14
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   (Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the quarterly period ended September 30, 2007

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from ______ to ______

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

                     ---------------------------------------
      (Former Name, former address and former fiscal year, if changed since last Report.)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 30, 2007, we had 22,872,235 shares of our Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                                      INDEX


                                                                                                            Page
                                                                                                            ----
PART I.      CONSOLIDATED FINANCIAL INFORMATION
-------      ----------------------------------

Item 1.      Consolidated Financial Statements........................................................       3

             Consolidated Balance Sheet...............................................................       3

             Consolidated Statements of Operations....................................................       4

             Consolidated Statement of Changes in Shareholders' Equity................................       5

             Consolidated Statements of Cash Flows ...................................................       6

             Notes to Consolidated Financial Statements...............................................       7

Item 2.      Management's Discussion and Analysis and Plan of
             Operation................................................................................       13

Item 3.      Controls and Procedures..................................................................       15


PART II.     OTHER INFORMATION
--------     -----------------

Item 1.      Legal Proceedings........................................................................       16
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds..............................       16
Item 3.      Default Upon Senior Securities...........................................................       16
Item 4.      Submission of Matters to a Vote of Securities............................................       16
Item 5.      Other Information........................................................................       16
Item 6.      Exhibits.................................................................................       16

Signatures      ......................................................................................       17

                   PART I. CONSOLIDATED FINANCIAL INFORMATION
                   ------------------------------------------

Item 1.    Financial Statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                                                  September 30,
                                                                                                      2007
                                                                                                   (Unaudited)
                                                                                            --------------------------
                       ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                             $                 250,140
      Accounts receivable, net                                                                                 59,862
      Inventory                                                                                               417,041
                                                                                            --------------------------

        Total current assets                                                                                  727,043

 FIXED ASSETS, NET                                                                                            219,192

 OTHER ASSETS                                                                                                  13,695
                                                                                            --------------------------

    Total assets                                                                            $                 959,930
                                                                                            ==========================

                              LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
       Accounts payable and accrued expenses                                                $                 618,017
                                                                                            --------------------------

        Total current liabilities                                                                             618,017
                                                                                            --------------------------
 LONG TERM LIABILITIES
          Note Payable - Equipment                                                                            180,098
                                                                                            --------------------------

 TOTAL LIABILITIES                                                                                            798,115
                                                                                            --------------------------
 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' EQUITY:
 Common stock, $.001 par value, 42,750,000 shares authorized;
 22,872,235 shares issued and outstanding                                                                      22,971
 Additional paid-in capital                                                                                 8,371,107
 Accumulated deficit                                                                                       (8,272,163)
                                                                                            --------------------------

        Total shareholders' equity                                                                            121,815
                                                                                            --------------------------

 Total liabilities and shareholders' equity                                                 $                 959,930
                                                                                            ==========================

The accompanying notes are an integral part of the consolidated financial statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended September 30,       Nine Months Ended September 30,
                                                    ------------------------------------  ------------------------------------
                                                          2007                2006             2007                2006
                                                    ----------------    ----------------  --------------    ------------------
Revenues, net                                          $     22,518      $       46,261    $     286,676     $       208,425

Cost of goods sold                                           40,669               6,423           77,246              71,410
                                                    ----------------   ----------------- ----------------  ------------------

Gross profit (loss)                                         (18,151)             39,838          209,430             137,015

Costs and operating expenses:
      Research and development                              135,479             102,408          305,327             281,124
      General and administrative                            192,433             135,748        1,420,730             441,257
                                                    ----------------   ----------------- ----------------  ------------------


         Total costs and operating expenses                 327,912             238,156        1,726,057             722,381
                                                    ----------------   ----------------- ----------------  ------------------

Loss from operations                                       (346,063)           (198,318)      (1,516,627)           (585,366)

Provision for income taxes                                        -                   -                -                   -
                                                    ----------------   ----------------- ----------------  ------------------

NET LOSS                                               $   (346,063)     $     (198,318)   $  (1,516,627)    $      (585,366)
                                                    ================   ================= ================  ==================

Weighted average number of common shares
   outstanding-basic & diluted                           22,872,235          20,751,262       22,008,254          20,067,888
                                                    ================   ================= ================  ==================

Basic and diluted loss per common share                $      (0.02)     $        (0.01)   $       (0.07)    $         (0.03)
                                                    ================   ================= ================  ==================




















The accompanying notes are an integral part of the consolidated financial statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                 Common Stock           Additional
                                           -------------------------      Paid-in       Deferred     Accumulated
                                              Shares        Amount       Capital      Compensation      Deficit        Total
                                              ------        ------       -------      ------------      -------        -----
Balance at December 31, 2004                17,676,402    $   18,000   $ 4,953,000   $   (11,000)    $ (4,791,000)   $ (169,000)

Issuance of common stock for
  consulting services                          300,000           300       141,519       (56,875)               -        84,944
Issuance of options for services                     -             -        21,000             -                -        21,000
Issuance of restricted common
  stock at $.40 per share                    1,468,333         1,144       586,189             -                -       587,333
Issuance of common stock for
  consulting services                           15,000            15         7,635             -                -         7,650
Amortization of deferred compensation                -             -             -        14,438                -        14,438
Net loss                                             -             -             -             -       (1,091,005)   (1,091,005)
                                           ------------   ----------- -------------  ------------  ---------------  ------------

Balance - December 31, 2005                 19,459,735    $   19,459   $ 5,709,343   $   (53,437)    $ (5,882,005)   $ (206,640)

Issuance of common stock for investments     2,232,500         2,232       890,768             -                -       893,000
Issuance of restricted common stock at
  $.40 per share                               300,000           300       119,700       (13,333)               -       106,667
Amortization of deferred compensation                -             -             -        53,437                -        53,437
Net loss                                             -             -             -             -         (833,531)     (833,531)
                                           ------------   ----------- -------------  ------------  ---------------  ------------

Balance - December 31, 2006                 21,992,235    $   21,991   $ 6,719,811   $   (13,333)    $ (6,715,536)   $   12,933

Issuance of options for accrued salary               -             -       360,000             -                -       360,000
Issunace of options for services                     -             -        86,676             -                -        86,676
Issuance of common stock for
  consulting services                          100,000           100        39,900       (13,333)               -        26,667
Extension of options issued                          -             -       697,500             -                -       697,500
Amortization of deferred compensation                -             -             -        13,333                -        13,333
Net loss                                             -             -             -             -       (1,127,144)   (1,127,144)
                                           ------------   ----------- -------------  ------------  ---------------  ------------

Balance - March 31, 2007                    22,092,235    $   22,091   $ 7,903,887   $   (13,333)    $ (7,842,680)   $   69,965

Issuance of common stock                       780,000           780       467,220             -                -       468,000
Amortization of deferred compensation                -             -             -        13,333                -        13,333
Net loss                                             -             -             -             -          (43,420)      (43,420)
                                           ------------   ----------- -------------  ------------  ---------------  ------------

Balance - June 30, 2007                     22,872,235    $   22,871   $ 8,371,107   $        (0)    $ (7,886,100)   $  507,878

Net loss                                             -             -             -             -         (386,063)     (386,063)
                                           ------------   ----------- -------------  ------------  ---------------  ------------

Balance - September 30, 2007                22,872,235    $   22,871   $ 8,371,107   $         -     $ (8,272,163)   $  121,815
                                           ============   =========== =============  ============  ===============  ============







The accompanying notes are an integral part of the consolidated financial statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

                                                                           For Nine Months Ended September 30,
                                                                    --------------------------------------------------
                                                                             2007                       2006
                                                                    -----------------------    -----------------------
Cash Flows From Operating Activities:
Net loss                                                            $           (1,516,627)    $             (585,366)
Adjustments to reconcile net loss to net
cash used by operating activities:
      Depreciation                                                                   6,218                        513
Common stock issued for services                                                    40,000                     60,000
Amortization of deferred compensation                                               13,333                     33,367
Deferred compensation                                                                    -                     20,000
Issuance of common stock for consulting services                                   446,676
Extension of stock options issued                                                  697,500
Changes in operating assets and liabilities:
Accounts receivable                                                                  1,479                    (41,430)
Inventory                                                                         (218,895)                   (71,098)
Prepaid insurance                                                                        -                     (8,997)
Accounts payable and accrued expenses                                              (33,685)                   164,812
Deposits                                                                            (3,695)                         -
                                                                    -----------------------    -----------------------

Net cash used in operating activities                                             (567,696)                  (428,199)
                                                                    -----------------------    -----------------------

Cash Flows From Investing Activities:
   Purchase of equipment                                                          (220,655)                         -
                                                                    -----------------------    -----------------------

Net cash used in investing activities                                             (220,655)                         -
                                                                    -----------------------    -----------------------

Cash Flows From Financing Activities:
      Equipment financing                                                          180,098
   Proceeds from sales of common stock                                             468,000                    733,000
                                                                    -----------------------    -----------------------

Net cash provided by financing activities                                          648,098                    733,000
                                                                    -----------------------    -----------------------

Net increase in cash and cash equivalents                                         (140,253)                   304,801

Cash and cash equivalents, beginning of period                                     390,393                     76,691
                                                                    -----------------------    -----------------------

Cash and cash equivalents, end of period                            $              250,140     $              381,492
                                                                    =======================    =======================

Supplemental Disclosures

Cash paid during the year for interest                              $                    -     $                    -
                                                                    =======================    =======================
Cash paid during the year for taxes                                 $                    -     $                    -
                                                                    =======================    =======================
Common stock issued for deferred consulting                         $                    -     $               20,000
                                                                    =======================    =======================
Common stock issued for consulting services                         $               40,000     $               60,000
                                                                    =======================    =======================

The accompanying notes are an integral part of the consolidated financial statements.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
----------------------------

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of September 30, 2007 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

Recent Accounting Pronouncements
--------------------------------

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS No. 159 will have on the Company's future results of operations and financial condition

NOTE D - CAPITAL TRANSACTIONS

Common stock
------------

In February 2007, the company entered into a three month consulting agreement and agreed to issue 100,000 shares of common stock for services preformed by a consultant which were valued at $40,000.

During the nine months ended September 30, 2007 the Company sold 780,000 shares of common stock for $.60 per share in a private placement offering. Total proceeds from the sale were $468,000.

Warrants
--------

In January 2007, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 243,200 shares of common stock issued in 2000 for a period of one year. The warrants now expire in February 2008. The purchase price of these warrants ranges from $6.00 - $9.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of five years. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of September 30, 2007.

In January 2007, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 200,000 shares of common stock issued in 2001 for a period of one year. The warrants now expire in April 2008. The purchase price of the stock under these warrants ranges from $3.00-$4.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of five years. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of September 30, 2007.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


NOTE D - CAPITAL TRANSACTIONS (CONTINUED)

Options extended
----------------

In January 2007, the Company extended the exercisable life of certain options issued to an employee and consultant to purchase an aggregate of 2,000,000 shares of common stock issued in 2002 for a period of five years. The options continue to be exercisable at $0.15 per share, fully vested and now expire on January 31, 2012. The Company calculated the fair value of the options at the extended grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of five years. This results in fair value of approximately $687,000, which has been recorded as compensation expense for the nine months ended September 30, 2007.

In January 2007, the Company extended the exercisable life of certain options issued to an employee and consultant to purchase an aggregate of 200,000 shares of common stock issued in 2002 for a period of five years. The options continue to be exercisable at $0.77 per share, fully vested and now expire on January 31, 2012. The Company calculated the fair value of the options at the extended grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of five years. No fair value was associated with these options as a result and not adjustment has been made to the financial statements as of September 30, 2007.

In January 2007, the Company extended the exercisable life of certain options issued an employee to purchase an aggregate of 45,000 shares of common stock issued in 2001 for a period of five years. The options now expire in February 2011. These options are fully vested and continue to be exercisable at $0.30 per share. The Company calculated the fair value of the options at the extended grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of five years. This results in a fair value of approximately $10,500, which has been recorded as compensation expense for the nine months ended September 30, 2007.

Options granted
---------------

In January 2007, the Company granted 2,000,000 stock options to officers to reduce the amount of accrued salaries and consulting fees due to them by $300,000. The options are exercisable at $0.40 per share. These options are fully vested and expire on January 31, 2012. The Company calculated the fair value of the options at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of five years. This results in a fair value of approximately $360,000, of which $300,000 was previously recorded as compensation expense. The

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE D - CAPITAL TRANSACTIONS (CONTINUED)

remaining $60,000 has been recorded as compensation expense for the nine months ended September 30, 2007.

In January 2007, the Company granted 606,000 stock options to employees or outside consultants, exercisable at $0.40 per share. These options vest equally over the life of the options, which range from 1 to 5 years. The Company calculated the fair value of the options at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of 1 to 5 years, resulting in a fair value of approximately $86,000.

In January 2007, the Company issued 375,000 stock options to a consultant, exercisable at $0.80 -$1.00 per share. These options are fully vested and expire on October 31, 2007. The Company calculated the fair value of the options at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of 10 months. Based on the above, the options were not considered to have a fair value associated with them.

Options-additional information
------------------------------

Information with respect to employee stock options outstanding and employee stock options exercisable at September 30, 2007 is as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                                                           Weighted Average
                                                          Options        Vested       Exercise Price Per  Exercise Price Per
                                                        Outstanding      Shares          Common Share     Option Outstanding
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2006                               3,729,666       3,709,666         $0.15-$1.00            $0.52
----------------------------------------------------------------------------------------------------------------------------
Granted/vested during the period ended September 30,     2,981,000       2,981,000               $0.40            $0.40
2007
----------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2007                              6,710,666       3,709,666         $0.15-$1.00            $0.46
----------------------------------------------------------------------------------------------------------------------------

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE D - CAPITAL TRANSACTIONS (CONTINUED)

The following table summarizes information about the stock options outstanding at September 30, 2007:

------------------------------------------------------------------------------------------------------------------------------
                                                 Weighted Average
        Exercise         Number Outstanding         Remaining      Weighted Average    Number Exercisable at  Weighted Average
          Price         at September 30, 2007    Contractual Life    Exercise Price      September 30, 2007     Exercise Price
------------------------------------------------------------------------------------------------------------------------------
            0.30                 45,000               3.25               0.30                   45,000               0.30
------------------------------------------------------------------------------------------------------------------------------
            0.77                200,000               4.25               0.77                  200,000               0.77
------------------------------------------------------------------------------------------------------------------------------
            0.15              2,000,000               4.25               0.15                2,000,000               0.15
------------------------------------------------------------------------------------------------------------------------------
            1.00                 10,000                .08               1.00                   10,000               1.00
------------------------------------------------------------------------------------------------------------------------------
            0.60                697,333               1.25               0.60                  697,333               0.60
------------------------------------------------------------------------------------------------------------------------------
            1.00                697,333               1.25               1.00                  697,333               1.00
------------------------------------------------------------------------------------------------------------------------------
            1.00                 50,000               3.00               1.00                   50,000               1.00
------------------------------------------------------------------------------------------------------------------------------
            0.71                 30,000                .25               0.71                   30,000               0.71
            0.40              2,981,000               4.25               0.40                2,981,000               0.40
                              ---------                                                      ---------
                              6,710,666                                                      6,710,666
                              =========                                                      =========
------------------------------------------------------------------------------------------------------------------------------

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


NOTE D - CAPITAL TRANSACTIONS (CONTINUED)

Warrants
--------

Information with respect to warrants outstanding and exercisable at September 30, 2007 is as follows:

---------------------------------------------------------------------------------------------------------------
                                                   Number                  Range of                Number
                                                Outstanding             Exercise Price           Exercisable
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 2006                        5,589,367             $0.75 - $9.00             5,389,367
---------------------------------------------------------------------------------------------------------------
Issued                                                    -                                               -
---------------------------------------------------------------------------------------------------------------
Balance, September 30, 2007                       5,589,367               $0.75-$9.00             5,389,367
---------------------------------------------------------------------------------------------------------------

NOTE E - RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2007, the Company incurred consulting expenses from the chief executive officer and majority stockholder of the Company of $173,750. Of these amounts, $43,000 has been paid out for the nine months ended September 30, 2007. The accumulated unpaid balance has been included in accrued expenses.

NOTE F - CONCENTRATION

Revenues
--------

For the nine months ended September 30, 2007, the Company generated over 80% of its revenues from one customer.

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

Application of Critical Accounting Policies
-------------------------------------------

The Company's consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of these significant accounting policies can be found in Note B to the Company's financial statements in the Company's 2006 Annual Report on Form 10-KSB. The Company has not adopted any significant new policies during the quarter ended September 30, 2007.

Among the significant judgments made in preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and adjustments of inventory valuations. These adjustments are made each quarter in the ordinary course of accounting.

Results of Operations for the Three Months ended September 30, 2007 and 2006:

Revenue
-------

Our revenues decreased to $22,518 for the three months ended September 30, 2007 as compared to $46,261 for the three months ended September 30, 2006. Revenues from both periods relate to the sales of Voraxial(R) Separator Equipment. The Company continues to focus on its sales and marketing program for the Voraxial(R) Separator, specifically in the oil exploration and production market. Management believes such efforts will result in more clients and increasing revenues in 2008.

Research and Development Expenses
---------------------------------

Research and Development expenses increased by 32% to $135,479 for the three months ended September 30, 2007, as compared to $102,408 for the previous three months ended September 30, 2006. Although the Company has finalized the development of the Voraxial(R) Separator, we targeted expenditures for specific applications for the technology within the oil industry during the three months ended September 30, 2007.

General and Administrative Expenses
-----------------------------------

General and Administrative expenses increased by 42% to $192,433 for the three months ended September 30, 2007 up from $135,748 for the three months ended September 30, 2006. The increase was primarily due to the increase in sales and marketing activity in the oil exploration and production industry. We continue to focus our efforts on marketing the Voraxial(R) Separator in the oil industry.

Results of Operations for the Nine Months ended September 30, 2007 and 2006:

Revenue
-------

Our revenues increased 38% to $286,676 for the nine months ended September 30, 2007 as compared to $208,425 for the nine months ended September 30, 2006. The increase in revenue was due to the sales of Voraxial(R) Separator equipment. The Company continues to focus on its sales and marketing program for the Voraxial(R) Separator, specifically in the oil exploration and production market. Interest in the Voraxial Separator has increased significantly in the past several quarters, as such, Management believes such efforts will continue to result in additional clients and increasing revenues in 2008.

Research and Development Expenses
---------------------------------

Research and Development expenses increased by 9% to $305,327 for the nine months ended September 30, 2007, as compared to $281,124 for the previous nine months ended September 30, 2006. The Company has finalized the development of the Voraxial(R) Separator and has begun the sales and marketing of the product. However, we continue to seek improvements to the product, specifically within the oil industry.

General and Administrative Expenses
-----------------------------------

General and Administrative expenses increased by 222% to $1,420,730 for the nine months ended September 30, 2007 up from $441,257 for the nine months ended September 30, 2006. The increase was primarily due to non cash expenses relating to the issuance and re-pricing of options to employees and consultants in the first quarter.

Liquidity and Capital Resources:

Cash at September 30, 2007 was $250,140. Working capital at September 30, 2007 was $109,026 as compared to a working capital deficit at December 31, 2006 of $1,822.

At September 30, 2007 the Company had an accumulated deficit of $8,272,163. We anticipate generating positive cash flow from the Voraxial(R) Separator by the end of 2008. To the extent such revenues and corresponding cash flows do not materialize, we will continue to require infusion of capital to sustain our operations. We cannot be assured that we will generate revenues or that the level of any future revenues will be self-sustaining. Furthermore, we cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.

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

The Company has expanded its sales and marketing efforts for produced water separation in the oil exploration and production market. During the nine months ended September 30, 2007 the Company deployed several units of the Voraxial 4000 Separators and Voraxial 2000 Separators for the oil exploration and production industry. Although the Company is focusing its efforts in the produced water market, it has deployed units within the oil industry for Deckwater Treatment, under-balanced drilling, refinery applications and liquid/solid separation. The Company also installed a Voraxial 2000 Offshore Deck Water Drainage System on a Transocean Inc. semi-submersible rig Sedco 702. The system will be utilized to handle and separate contaminated drill floor run-off water containing solids and drilling fluids on their offshore rig.

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

Subsequent Event
----------------

Subsequent to the period covered by this report, the Company received $150,000 from an accredited investor in consideration of 250,000 shares of restricted common stock of the Company. The issuance was exempt from registration under
Section 4(2) of the Securities Act. The investor received information concerning the Company and had the opportunity to ask questions concerning the viability of the Company. The certificate representing the shares contains a legend restricting its transferability absent registration or applicable exemption.

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

Changes in internal controls
----------------------------

There were no changes in our internal controls or in other factors during the period covered by this report that have materially affected, or are likely to materially affect the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None.

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

DATED:  November 12, 2007