Form 10KSB/A
period 2006-12-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2007-11-30
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   FORM 10-KSB

                                Amendment No. 1

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

Year ended December 31, 2006 compared to year ended December 31, 2005

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

Item 8A. Controls and Procedures

         Evaluation of disclosure controls and procedures

         As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.

         Changes in internal controls

         There were no changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on October 9, 2007.

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

The Company currently operates within one segment,which is the manufacture and sale of the Voraxial(R) Separator.

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