Form 10QSB/A
period 2007-03-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2007-11-30
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               Amendment No. 1 to

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

                     ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                         Three Months Ended March 31,

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

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

                                                               For the Quarter Ending March 31,
                                                                  2007               2006
                                                               ----------          -----------
Cash Flows From Operating Activities:
Net loss                                                        $(369,644)         $(216,719)
Adjustments to reconcile net loss to net
  cash used by operating activities:
   Depreciation                                                       278                147
   Common stock issued for services                                    99             40,000
   Amortization of deferred compensation                           13,333                 --
   Deferred compensation                                           26,667             12,062
   Issuance of options for services                                86,676                 --
Changes in operating assets and liabilities:
   Accounts receivable                                           (123,866)           (22,164)
   Inventory                                                      (91,017)           (10,988)
   Prepaid insurance                                                   --            (26,991)
   Accounts payable and accrued expenses                           (2,289)           108,297
   Deposits from customers                                             --             78,750
                                                                ---------          ---------

   Net cash used in operating activities                         (459,763)           (37,606)
                                                                ---------          ---------

Cash Flows From Investing Activities:
   Purchase of equipment                                           (5,294)                --
   Sale of equipment                                                   --                 --
                                                                ---------          ---------

Net cash used in investing activities                              (5,294)                --
                                                                ---------          ---------

Cash Flows From Financing Activities:
   Issuance of options for reduction in accrued salaries          300,000
   Proceeds from sales of common stock                                 --            122,000
                                                                ---------          ---------

Net cash provided by financing activities                         300,000            122,000
                                                                ---------          ---------

   Net increase (decrease) in cash and cash equivalents          (165,057)            84,394

   Cash and cash equivalents, beginning of period                 390,393             76,691
                                                                ---------          ---------

   Cash and cash equivalents, end of period                     $ 225,336          $ 161,085
                                                                =========          =========

Supplemental Disclosures

   Cash paid during the year for interest                       $      --          $      --
                                                                =========          =========
   Cash paid during the year for taxes                          $      --          $      --
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

Liquidity and Capital Resources:

Cash at March 31, 2007 was $225,235. Working capital at March 31, 2007 was $50,194 as compared to a working capital deficit at December 31, 2006 of approximately $1,822.

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


DATED:  October 9, 2007