Form 10KSB/A
period 2006-12-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2008-01-31
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   FORM 10-KSB

                                Amendment No. 2

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

Costs and expenses

         Costs and expenses decreased by 14% or $170,475 to $1,014,156 for the year ended December 31, 2006 as compared to $1,184,631 for the year ended December 31, 2005. The decrease is due to a consolidation of activities resulting in decreases in general and administrative expenses and decreases in research and development during the year ended December 31, 2006. Research and development was primarily due to activities in the oil industry.

General and administrative expenses

         General and Administrative expenses decreased by 7% or $31,882 to $421,975 for the year ended December 31, 2006 from $453,857 for the year ended December 31, 2005. The expense remain fairly constant as the Company's focus is centered on the marketing of the Voraxial(R) Separator.

Research and development expenses

         Research and Development expenses decreased 19% or $138,593 to $592,181 for the year ended December 31, 2006 from $730,774 for the year ended December 31, 2005. This decrease was due to the reallocations of resources toward our sales and marketing activities associated with entering into the produced water segment of the oil industry.

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on January 31, 2008.

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




Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
April 16, 2007


                  ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEET

                                                                                               December 31,
                                                                                                   2006
                                                                                            ------------------
                                      ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                             $         390,393
      Accounts receivable, net                                                                         61,341
      Inventory                                                                                       198,146
                                                                                            ------------------

        Total current assets                                                                          649,880

 FIXED ASSETS, NET                                                                                      4,755

 OTHER ASSETS                                                                                          10,000
                                                                                            ------------------

    Total assets                                                                            $         664,635
                                                                                            ==================


                      LIABILITIES AND SHAREHOLDERS' DEFICIENCY

 CURRENT LIABILITIES:
       Accounts payable and accrued expenses                                                $         651,702
                                                                                            ------------------

        Total current liabilities                                                                     651,702
                                                                                            ------------------


        Total liabilities                                                                             651,702
                                                                                            ------------------

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' DEFICIENCY:
 Common stock, $.001 par value, 42,750,000 shares authorized
      21,992,235 shares issued and oustanding                                                          21,991
 Additional paid-in capital                                                                         6,719,811
 Deferred compensation                                                                                (13,333)
 Accumulated deficit                                                                               (6,715,536)
                                                                                            ------------------

        Total shareholders' equity                                                                     12,933
                                                                                            ------------------

 Total liabilities and shareholders' deficiency                                             $         664,635
                                                                                            ==================






The accompanying notes are an integral part of the consolidated financial statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                Years Ended December 31,
                                                                     ----------------------------------------------
                                                                            2006                       2005
                                                                     --------------------     ---------------------
Revenues, net                                                        $           310,376      $            128,070

Cost of goods sold                                                               134,499                    34,444
                                                                     --------------------     ---------------------

Gross profit                                                                     175,877                    93,626

Costs and operating expenses:
      Research and development                                                   592,181                   730,774
      General and administrative                                                 421,975                   453,857
                                                                     --------------------     ---------------------


                Total costs and operating expenses                             1,014,156                 1,184,631
                                                                     --------------------     ---------------------

Loss from operations                                                            (838,279)               (1,091,005)

Interest income                                                                    4,748                         -
                                                                     --------------------     ---------------------

Provision for income taxes                                                             -                         -

NET LOSS                                                             $          (833,531)     $         (1,091,005)
                                                                     ====================     =====================

Weighted average number of common shares
   outstanding-basic & diluted                                                18,257,808                18,257,808
                                                                     ====================     =====================

Basic and diluted loss per common share                              $             (0.05)     $              (0.06)
                                                                     ====================     =====================









The accompanying notes are an integral part of the consolidated financial statements.
                                      F-4

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY



                                          Common Stock            Additional
                                   ---------------------------      Paid-in         Deferred      Accumulated
                                      Shares         Amount         Capital        Compensation     Deficit          Total
                                   -------------   -----------    ------------    -------------   ------------- --------------
Balance at December 31, 2004         17,676,402    $   18,000     $ 4,953,000     $    (11,000)   $ (4,791,000)  $    169,000

Issuance of common stock
  for consulting services               300,000           300         141,519          (56,875)              -         84,944
Issuance of options for services              -             -          21,000                -               -         21,000
Issuance of restricted common
  stock at $.40 per share             1,468,333         1,144         586,189                -               -        587,333
Issuance of common stock
  for consulting services                15,000            15           7,635                -               -          7,650
Amortization of
  deferred compensation                       -             -               -           14,438               -         14,438
Net loss                                      -             -               -                -      (1,091,005)    (1,091,005)
                                   -------------   -----------    ------------    -------------   ------------- --------------

Balance - December 31, 2005          19,459,735    $   19,459     $ 5,709,343     $    (53,437)   $ (5,882,005)  $   (206,640)

Issuance of common stock
  for investments                     2,232,500         2,232         890,768                -               -        893,000
Issuance of restricted common
  stock at $.40 per share               300,000           300         119,700          (13,333)              -        106,667
Amortization of
  deferred compensation                       -             -               -           53,437               -         53,437
Net loss                                      -             -               -                -        (833,531)      (833,531)
                                   -------------   -----------    ------------    -------------   ------------- --------------

Balance - December 31, 2006          21,992,235    $   21,991     $ 6,719,811     $    (13,333)   $ (6,715,536)  $     12,933
                                   =============   ===========    ============    =============   ============= ==============












The accompanying notes are an integral part of the consolidated financial statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

                                                                     For the Years Ended December 31,
                                                                  ----------------------------------------
                                                                         2006                 2005
                                                                  --------------------  ------------------
Cash Flows From Operating Activities:
Net loss                                                          $          (833,531)  $      (1,091,005)
Adjustments to reconcile net loss to net
  cash used by operating activities:
      Depreciation                                                                583               2,720
      Common stock issued for services                                        120,000             149,469
      Amortization of deferred compensation                                    53,437                   -
      Deferred compensation                                                   (13,333)            (42,437)
      Gain on sale of equipment                                                     -              (2,142)
      Issuance of warrants for services                                             -              21,000
Changes in operating assets and liabilities:
      Accounts receivable                                                     (61,341)                  -
      Inventory                                                               (72,112)            (47,034)
      Prepaid insurance                                                             -               3,000
      Accounts payable and accrued expenses                                   226,999             255,617
      Deposits from customers                                                       -             (10,000)
                                                                  --------------------  ------------------

          Net cash used in operating activities                              (579,298)           (760,812)
                                                                  --------------------  ------------------

Cash Flows From Investing Activities:
     Purchase of equipment                                                          -              (5,830)
     Sale of equipment                                                              -              35,000
                                                                  --------------------  ------------------

          Net cash provided by investing activities                                 -              29,170
                                                                  --------------------  ------------------

Cash Flows From Financing Activities:
     Proceeds from sales of common stock                                      893,000             587,333
                                                                  --------------------  ------------------

     Net cash provided by financing activities                                893,000             587,333
                                                                  --------------------  ------------------

        Net increase (decrease) in cash and cash equivalents                  313,702            (144,309)

        Cash and cash equivalents, beginning of period                         76,691             221,000
                                                                  --------------------  ------------------

        Cash and cash equivalents, end of period                  $           390,393   $          76,691
                                                                  ====================  ==================

Supplemental Disclosures

        Cash paid during the year for interest                    $                 -   $               -
                                                                  ====================  ==================
        Cash paid during the year for taxes                       $                 -   $               -
                                                                  ====================  ==================
        Common stock issued for deferred consulting               $            13,333   $          53,437
                                                                  ====================  ==================
        Common stock issued for consulting services               $           286,667   $         146,469
                                                                  ====================  ==================








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

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer acceptance, revenue is deferred until we have evidence of customer acceptance and all terms of the agreement have been complied with. There were no agreements with such provisions as of December 31, 2006.

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

Inventory
---------
Inventory consists of components for the Voraxial(R) Separator and is priced at lower of first-in, first-out cost or market. Inventory includes units being rented on a short term basis and components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

as to the effectiveness and usefulness of the service to be incorporated into their respective operations. Units rented on a short term basis are included as inventory.

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

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

does not expect it to have a material impact on its consolidated results of operations and financial condition.

Fair value measurements
-----------------------

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

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

Effects of Prior Year Misstatements when Quantifying Misstatements in the
-------------------------------------------------------------------------
Current Year Financial Statements
---------------------------------

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition

FSP FAS 123(R)-5
----------------

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

NOTE E - FIXED ASSETS

Fixed assets as of December 31, 2006 consists of:
                                                                      2006
                                                              -----------------
Machinery and equipment                                       $        278,929
Furniture and fixtures                                                  14,498
                                                              -----------------
Total                                                                  293,427
Less:  accumulated depreciation                                       (288,672)
                                                              -----------------
Fixed Assets, net                                             $          4,755
                                                              =================

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

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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

During fiscal year 2006, the Company received gross proceeds of $893,000 from 19 accredited investors, including five investment funds to purchase an aggregate of 2,232,500 shares of the Company's restricted common stock at $0.40 per share. The shares contain legends restricting their transferability absent registration or applicable exemption.

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

NOTE H - INCOME TAXES

     The provision (benefit) for income taxes from continued operations for the years ended December 31, 2006 and 2005 consist of the following:

                                                                                       December 31,
                                                                           --------------------------------------
                                                                                2006                  2005
                                                                           ----------------      ----------------
                  Current:
                           Federal                                         $             -       $             -
                           State                                                         -                     -
                                                                           ----------------      ----------------
                                                                                         -                     -
                  Deferred:
                           Federal                                         $      (283,560)      $      (371,000)
                           State                                                   (50,040)              (65,000)
                                                                           ----------------      ----------------
                                                                                  (333,600)             (436,000)
                  Benefit from the operating loss
                     carryforward                                                  333,600               436,000
                                                                           ----------------      ----------------

                  Benefit for income taxes, net                            $             -       $             -
                                                                           ================      ================

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

     The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

                                                                                       December 31,
                                                                           --------------------------------------
                                                                                2006                  2005
                                                                           ----------------      ----------------
                  Statutory federal income tax rate                              34.0%                 34.0%
                  Decrease in valuation allowance                               (40.0)%               (40.0)%
                  State income taxes                                              6.0%                  6.0%
                                                                           ----------------      ----------------

                  Effective tax rate                                               (0)%                  (0)%
                                                                           ================      ================

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
                                                                                        =========================

     The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

                                                                                                    2006
                                                                                        -------------------------
                  Deferred tax assets
                           Current                                                      $                      -
                           Non-current                                                                 2,686,000
                                                                                        -------------------------
                     Net deferred income tax asset                                      $              2,686,000
                                                                                        =========================

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

                Years ending December 31, 2007                        $ 42,467
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