Form 10QSB/A
period 2007-03-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2008-01-31
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               Amendment No. 2 to

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

                                      INDEX
                                                                                                                Page
                                                                                                                ----

PART I.      CONSOLIDATED CONDENSED FINANCIAL INFORMATION
-------      --------------------------------------------

Item 1.      Consolidated Condensed Financial Statements..............................................           3

             Condensed Consolidated Balance Sheet - March 31, 2007 (Unaudited)........................           3

             Condensed Consolidated Statements of Operations for the
                Three Months Ended March 31, 2007 and 2006 (Unaudited)................................           4

             Consolidated Statements of Changes in Shareholders' Deficiency
                Three Months Ended March 31, 2007 and 2006 (Unaudited)................................           5

             Condensed Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 2007 and 2006 (Unaudited)................................           6

             Notes to Condensed Consolidated Financial Statements (Unaudited).........................           7

Item 2.      Management's Discussion and Analysis and Plan of
               Operation..............................................................................           13

Item 3.      Controls and Procedures..................................................................           15

PART II.     OTHER INFORMATION
--------     -----------------

Item 1.      Legal Proceedings........................................................................           16
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds..............................           16
Item 3.      Default Upon Senior Securities...........................................................           16
Item 4.      Submission of Matters to a Vote of Securities............................................           17
Item 5.      Other Information........................................................................           17
Item 6.      Exhibits.................................................................................           17

Signatures   .........................................................................................           18

                   PART I: CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Financial Statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                                       (Restated)
                                                                                        March 31,
                                                                                          2007
                                                                                    -----------------
                                   ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                     $        225,235
      Accounts receivable, net                                                               185,207
      Inventory                                                                              289,163
                                                                                    -----------------

        Total current assets                                                                 699,605

 FIXED ASSETS, NET                                                                             9,771

 OTHER ASSETS                                                                                 10,000
                                                                                    -----------------

    Total assets                                                                    $        719,376
                                                                                    =================


                    LIABILITIES AND SHAREHOLDERS' DEFICIT

 CURRENT LIABILITIES:
       Accounts payable and accrued expenses                                        $        649,411
                                                                                    -----------------

        Total current liabilities                                                            649,411
                                                                                    -----------------


        Total liabilities                                                                    649,411
                                                                                    -----------------

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' DEFICIENCY:
 Common stock, $.001 par value, 42,750,000 shares authorized
      22,092,235 shares issued and oustanding                                                 22,091
 Additional paid-in capital                                                                7,903,887
 Deferred compensation                                                                       (13,333)
 Accumulated deficit                                                                      (7,842,680)
                                                                                    -----------------

        Total shareholders' deficit                                                           69,965
                                                                                    -----------------

 Total liabilities and shareholders' deficit                                        $        719,376
                                                                                    =================


The accompanying notes are an integral part of the consolidated financial statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        (Restated)
                                           For the three months ended March 31,
                                           ------------------------------------
                                                2007                2006
                                           ----------------   -----------------
Revenues, net                              $        53,631    $         22,164

Cost of goods sold                                  11,686               4,778
                                           ----------------   -----------------

Gross profit                                        41,945              17,386

Costs and operating expenses:
      Research and development                      82,595             145,696
      General and administrative                 1,086,494              88,409
                                           ----------------   -----------------


        Total costs and operating expenses       1,169,029             234,105
                                           ----------------   -----------------

Loss from operations                            (1,127,144)           (216,719)

Provision for income taxes                               -                   -
                                           ----------------   -----------------

NET LOSS                                   $    (1,127,144)   $       (216,719)
                                           ================   =================

Weighted average number of common shares
   outstanding-basic & diluted                  21,125,568          19,662,797
                                           ================   =================

Basic and diluted loss per common share    $         (0.05)   $          (0.01)
                                           ================   =================














The accompanying notes are an integral part of the consolidated financial statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY



                                         Common Stock            Additional
                                   --------------------------      Paid-in         Deferred      Accumulated
                                     Shares         Amount         Capital        Compensation      Deficit           Total
                                   ------------   -----------    ------------    -------------   -------------    --------------
Balance at December 31, 2004        17,676,402    $  18,000      $ 4,953,000     $    (11,000)   $ (4,791,000)    $     169,000

Issuance of common stock
  for consulting services              300,000           300         141,519          (56,875)              -            84,944
Issuance of options for services             -             -          21,000                -               -            21,000
Issuance of restricted common
  stock at $.40 per share            1,468,333         1,144         586,189                -               -           587,333
Issuance of common stock
  for consulting services               15,000            15           7,635                -               -             7,650
Amortization of
  deferred compensation                      -             -               -           14,438               -            14,438
Net loss                                     -             -               -                -      (1,091,005)       (1,091,005)
                                   ------------   -----------    ------------    -------------   -------------    --------------

Balance - December 31, 2005         19,459,735    $   19,459     $ 5,709,343     $    (53,437)   $ (5,882,005)    $    (206,640)

Issuance of common stock
  for investments                    2,232,500         2,232         890,768                -               -           893,000
Issuance of restricted common
  stock at $.40 per share              300,000           300         119,700          (13,333)              -           106,667
Amortization of
  deferred compensation                      -             -               -           53,437               -            53,437
Net loss                                     -             -               -                -        (833,531)         (833,531)
                                   ------------   -----------    ------------    -------------   -------------    --------------

Balance - December 31, 2006         21,992,235    $   21,991     $ 6,719,811     $    (13,333)   $ (6,715,536)    $      12,933

Issuance of options for
  accrued salaries                           -             -         360,000                -               -           360,000
Issuance of options for services             -             -          86,676                -               -            86,676
Extension of options issued                  -             -         697,500                -               -           697,500
Issuance of common stock for
  consulting services                  100,000           100          39,900          (13,333)                           26,667
Amortization of
  deferred compensation                      -             -               -           13,333               -            13,333
Net loss                                     -             -               -                -      (1,127,144)       (1,127,144)
                                   ------------   -----------    ------------    -------------   -------------    --------------

Balance - March 31, 2007
  - Restated                        22,092,235    $   22,091     $ 7,903,887     $    (13,333)   $ (7,842,680)    $      69,965
                                   ============   ===========    ============    =============   =============    ==============






The accompanying notes are an integral part of the consolidated financial statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

                                                                                            (Restated)
                                                                                 For the Quarter Ending March 31,
                                                                                      2007                2006
                                                                               ------------------    ---------------
Cash Flows From Operating Activities:
Net loss                                                                       $       (1,127,144)   $      (216,719)
Adjustments to reconcile net loss to net
  cash used by operating activities:
      Depreciation                                                                            278                147
      Common stock issued for services                                                         99             40,000
      Amortization of deferred compensation                                                13,333                  -
      Deferred compensation                                                                26,667             12,062
      Issuance of options for services                                                    446,676                  -
      Extension of stock options issued                                                   697,500                  -
Changes in operating assets and liabilities:
      Accounts receivable                                                                (123,866)           (22,164)
      Inventory                                                                           (91,017)           (10,988)
      Prepaid insurance                                                                         -            (26,991)
      Accounts payable and accrued expenses                                                (2,390)           108,297
      Deposits from customers                                                                   -             78,750
                                                                               ------------------    ---------------

         Net cash used in operating activities                                           (159,684)           (37,606)
                                                                               ------------------    ---------------

Cash Flows From Investing Activities:
   Purchase of equipment                                                                   (5,294)                 -
   Sale of equipment                                                                            -                  -
                                                                               ------------------    ---------------

         Net cash used in investing activities                                             (5,294)                 -
                                                                               ------------------    ---------------

Cash Flows From Financing Activities:
   Proceeds from sales of common stock                                                          -            122,000
                                                                               ------------------    ---------------

   Net cash provided by financing activities                                                    -            122,000
                                                                               ------------------    ---------------

      Net increase (decrease) in cash and cash equivalents                               (165,158)            84,394

      Cash and cash equivalents, beginning of period                                      390,393             76,691
                                                                               ------------------    ---------------

      Cash and cash equivalents, end of period                                 $          225,235    $       161,085
                                                                               ==================    ===============
Supplemental Disclosures

      Cash paid during the year for interest                                   $                -    $             -
                                                                               ==================    ===============
      Cash paid during the year for taxes                                      $                -    $             -
                                                                               ==================    ===============
      Common stock options issued for accrued salaries                         $          360,000    $             -
                                                                               ==================    ===============
      Common stock options issued for consulting services                      $           86,676    $             -
                                                                               ==================    ===============
      Common stock issued for consulting services and
        deferred compensation                                                  $           40,000    $        40,000
                                                                               ==================    ===============
      Extension of stock options                                               $          697,500    $             -
                                                                               ==================    ===============

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

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007


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

Warrants
--------

In January 2007, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 243,200 shares of common stock issued in 2000 for a period of one year. The warrants now expire in February 2008. The purchase price of the stock under these warrants ranges from $6.00 - $9.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of five years. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of March 31, 2007.

In January 2007, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 200,000 shares of common stock issued in 2001 for a period of one year. The warrants now expire in April 2008. The purchase price of the stock under these warrants ranges from $3.00 - $4.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of five years. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of March 31, 2007.

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

In January 2007, the Company granted 2,000,000 stock options to officers to reduce the amount of accrued salaries and consulting fees due to them by $300,000. The options are exercisable at $.40 per share. These options are fully vested and expire on January 31, 2012. The Company calculated the fair value of the options at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of five years. This results in a fair value of approximately $360,000, of which $300,000 was previously recorded as compensation expense. The remaining $60,000 has been recorded as compensation expense for the three months ended March 31, 2007.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007

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

Options extended
----------------

In January 2007, the Company extended the exercisable life of certain options issued to an employee and consultant to purchase an aggregate of 2,000,000 shares of common stock issued in 2002 for a period of five years. The options continue to be exercisable at $.15 per share, are fully vested and now expire on January 31, 2012. The Company calculated the fair value of the options at the extended grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of five years. This results in a fair value of approximately $687,000, which has been recorded as compensation expense for the three months ended March 31, 2007.

In January 2007, the Company extended the exercisable life of certain options issued to an employee and consultant to purchase an aggregate of 200,000 shares of common stock issued in 2002 for a period of five years. The options now expire in October 2012, are fully vested and continue to be exercisable at $.77 per share. The Company calculated the fair value of the options at the extended grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of five years. No fair value was associated with these options as a result and no adjustment has been made to the financial statements as of March 31, 2007.

In January 2007, the Company extended the exercisable life of certain options issued an employee to purchase an aggregate of 45,000 shares of common stock issued in 2001 for a period of five years. The options now expire in February 2011. These options are fully vested and continue to be exercisable at $.30 per share. The Company calculated the fair value of the options at the extended grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of five

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007

years. This results in a fair value of approximately $10,500, which has been recorded as compensation expense for the three months ended March 31, 2007.

Information with respect to employee stock options outstanding and employee stock options exercisable at March 31, 2007 is as follows:

                                                                                             Weighted Average
                                      Options         Vested       Exercise Price Per       Exercise Price Per
                                    Outstanding       Shares          Common Share          Option Outstanding
                                    -----------       ------          ------------          ------------------
Balance, December 31, 2002           2,245,000        1,115,000          $0.15-$0.77                 $0.21
Granted/vested during the year          10,000        1,120,000                $1.00

Balance, December 31, 2003           2,255,000        2,235,000          $0.15-$1.00                 $0.21
Granted/vested during the year       1,424,666        1,424,666          $0.15-$1.00                 $0.79

Balance, December 31, 2004           3,679,666        3,659,666          $0.15-$1.00                 $0.52
Granted/vested during the year          50,000           50,000                $1.00

Balance, December 31, 2005           3,729,666        3,709,666          $0.15-$1.00                 $0.52

Balance, December 31, 2006           3,729,666        3,709,666          $0.15-$1.00                 $0.52
Granted/vested during the quarter    2,981,000        2,981,000                $0.40                 $0.40

Balance, March 31, 2007              6,710,666        6,690,666          $0.15-$1.00                 $0.46

The following table summarizes information about the stock options outstanding at March 31, 2007.

                                    Weighted
                     Number          Average       Weighted
                   Outstanding       Remaining     Average
     Exercise      at March 31,    Contractual     Exercise      Number Exercisable    Weighted Average
       Price          2007            Life          Price         at March 31, 2007      Exercise Price
       -----          ----            ----          -----         -----------------      --------------
       0.30          45,000           0.87           0.30                45,000                0.30
       0.77         200,000           1.13           0.77               200,000                0.77
       0.15       2,000,000           1.55           0.15             2,000,000                0.15
       1.00          10,000           1.00           1.00                10,000                1.00
       0.60         697,333           3.13           0.60               697,333                0.60
       1.00         697,333           3.13           1.00               697,333                1.00
       1.00          50,000           3.00           1.00                50,000                1.00
       0.71          30,000            1.7           0.71                30,000                0.71
       0.40       2,981,000              5           0.40             2,981,000                0.40
                  ---------                                           ---------
                  6,710,666                                           6,710,666
                  ---------                                           ---------

                                       11

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007

NOTE F - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has amended its interim financials for the quarter ended March 31, 2007 to reflect certain adjustments for options issued as repayment for accrued salaries and the extension of previously issued options.

The following table reflects the effects of the restatements.

                                                                             Three Months    Three Months
                                                                                 Ended           Ended
                                                                               March 31,       March 31,
                                                                                 2007            2006
                                                                             --------------  --------------
Common stock
As Previously Reported                                                       $      22,191   $          --
As Restated                                                                         22,091              --
                                                                             --------------  --------------
Difference                                                                   $        (100)  $          --
                                                                             ==============  ==============

Additional Paid In Capital
As Previously Reported                                                       $   7,146,287   $          --
As Restated                                                                      7,903,887              --
                                                                             --------------  --------------
Difference                                                                   $     757,600   $          --
                                                                             ==============  ==============

Accumulated Deficit
As Previously Reported                                                       $  (7,085,180)  $          --
As Restated                                                                     (7,842,680)             --
                                                                             --------------  --------------
Difference                                                                   $    (697,500)  $          --
                                                                             ==============  ==============

General and administrative expense
As Previously Reported                                                       $     328,994   $          --
As Restated                                                                      1,036,494              --
                                                                             --------------  --------------
Difference                                                                   $     757,500   $          --
                                                                             ==============  ==============

Loss from Operations before Provision
(Benefit) for Income Taxes
As Previously Reported                                                       $    (369,644)  $          --
As Restated                                                                     (1,127,144)             --
                                                                             --------------  --------------
Difference                                                                   $    (757,500)  $          --
                                                                             ==============  ==============

Net Income
As Previously Reported                                                       $    (369,644)  $          --
As Restated                                                                     (1,127,144)             --
                                                                             --------------  --------------
Difference                                                                   $    (757,500)  $          --
                                                                             ==============  ==============

 Earning per Share - Basic
 As Previously Reported                                                      $       (0.01)  $          --
 As Restated                                                                         (0.05)             --
                                                                             --------------  --------------
 Difference                                                                  $       (0.04)  $          --
                                                                             ==============  ==============

NOTE G - SUBSEQUENT EVENTS

Subsequent to March 31, 2007, the Company sold 415,000 shares of common stock for $.40 per share in a private placement offering. Total proceeds from the sale were $166,000.
                                       12

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

General and Administrative Expenses
-----------------------------------

General and Administrative expenses increased to $1,086,494 for the three months ended March 31, 2007 from $88,409 for the three months ended March 31, 2006. The increase was primarily due to (i) non cash expenses relating to the issuance of options to employees and consultants; (ii) consulting fees; and (iii) increased professional fees. We continue to focus our efforts on marketing of the Voraxial(R) Separator.

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



DATED:  January 31, 2008