Form 10QSB/A
period 2007-06-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2008-01-31
CIK 1043894

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

                   PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.    Financial Statements.

                               ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEET
                                                                                                    June 30,
                                                                                                      2007
                                                                                            ------------------------
                                                                                                   (Restated)
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
                                                                                            ------------------------

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' EQUITY:
 Common stock, $.001 par value, 42,750,000 shares authorized
 22,872,235 shares issued and outstanding                                                                    22,871
 Additional paid-in capital                                                                               8,371,107
 Deferred compensation                                                                                            0
 Accumulated deficit                                                                                     (7,859,433)
                                                                                            ------------------------

        Total shareholders' equity                                                                          534,545
                                                                                            ------------------------

 Total liabilities and shareholders' equity                                                 $             1,076,914
                                                                                            ========================



The accompanying notes are an integral part of the consolidated financial statements.

                  ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Three Months Ended June 30,            Six Months Ended June 30,
                                                      ----------------------------------   ------------------------------------
                                                           2007               2006               2007                 2006
                                                      --------------     ---------------   ----------------    ----------------
                                                        (Restated)                            (Restated)
Revenues, net                                         $      210,527     $      140,000     $      264,158     $       162,164

Cost of goods sold                                            25,071             60,209             36,577              64,987
                                                      ---------------    ---------------    ---------------    ----------------

Gross profit                                                 185,456             79,791            227,581              97,177

Costs and operating expenses:
      Research and development                                87,253            135,428            169,848             281,124
      General and administrative                             114,956            114,692          1,201,630             203,101
                                                      ---------------    ---------------    ---------------    ----------------

                Total costs and operating expenses           202,209            250,120          1,371,478             484,225
                                                      ---------------    ---------------    ---------------    ----------------

Loss from operations before income taxes                     (16,753)          (170,329)        (1,143,897)           (387,048)
                                                      ---------------    ---------------    ---------------    ----------------

Provision for income taxes                                         -                  -                  -                   -

NET LOSS                                              $      (16,753)    $     (170,329)    $   (1,143,897)    $      (387,048)
                                                      ===============    ===============    ===============    ================

Weighted average number of common shares
   outstanding-basic & diluted                            22,236,960         20,128,346         21,676,264          19,876,916
                                                      ===============    ===============    ===============    ================

Basic and diluted loss per common share               $        (0.00)    $        (0.01)    $        (0.05)    $         (0.02)
                                                      ===============    ===============    ===============    ================





















The accompanying notes are an integral part of the consolidated financial statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                  Common Stock        Additional
                                           -------------------------   Paid-in       Deferred      Accumulated
                                               Shares        Amount    Capital     Compensation       Deficit       Total
                                           ------------   ---------- ------------  -------------   ------------   ----------
Balance - December 31, 2005                  19,459,735    $ 19,459   $ 5,709,343   $    (53,437)  $ (5,882,005)  $ (206,640)

Issuance of common stock for investments      2,232,500       2,232       890,768              -              -      893,000
Issuance of restricted common stock at
  $.40 per share                                300,000         300       119,700        (13,333)             -      106,667
Amortization of deferred compensation                 -           -             -         53,437              -       53,437
Net loss                                              -           -             -              -       (833,531)    (833,531)
                                           -------------  ----------  ------------  -------------  -------------  -----------

Balance - December 31, 2006                  21,992,235    $ 21,991   $ 6,719,811   $    (13,333)  $ (6,715,536)  $   12,933

Issuance of options for accrued salaries              -           -       360,000              -              -      360,000
Issuance of options for consulting services           -           -        86,676              -              -       86,676
Issuance of common stock for consulting
  services                                      100,000         100        39,900        (13,333)             -       26,667
Extension of options issued                                               697,500                                    697,500
Amortization of deferred compensation                 -           -             -         13,333              -       13,333
Net loss                                              -           -             -              -     (1,127,144)  (1,127,144)
                                           -------------  ----------  ------------  -------------  -------------  -----------

Balance - March 31, 2007-Restated            22,092,235    $ 22,091   $ 7,903,887   $    (13,333)  $ (7,842,680)  $   69,965

Issuance of common stock                        780,000         780       467,220              -              -      468,000
Amortization of deferred compensation                 -           -             -         13,333              -       13,333
Net loss                                              -           -             -              -        (16,753)     (43,420)
                                           -------------  ----------  ------------  -------------  -------------  -----------

Balance - June 30, 2007-Restated             22,872,235    $ 22,871   $ 8,371,107   $          0   $ (7,859,433)  $  534,545
                                           =============  ==========  ============  =============  =============  ===========



















The accompanying notes are an integral part of the consolidated financial statements.

                           ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the Six Months Ended June 30,
                                                                           -------------------------------------------------
                                                                                  2007                            2006
                                                                           -------------------       -----------------------
                                                                              (Restated)
Cash Flows From Operating Activities:
Net loss                                                                   $       (1,143,897)       $             (387,048)
Adjustments to reconcile net loss to net
  cash used by operating activities:
      Depreciation                                                                        556                           294
      Common stock issued for services                                                 40,000                        40,000
      Deferred compensation                                                            13,333                        53,437
      Issuance of stock options for accrued salaries and
         consulting services                                                          446,676                             -
      Extension of stock options issued                                               697,500                             -
Changes in operating assets and liabilities:
      Accounts receivable                                                              (8,075)
      Inventory                                                                      (197,127)                      (23,000)
      Prepaid insurance                                                                     -                       (17,994)
      Accounts payable and accrued expenses                                          (109,333)                      123,239
                                                                           -------------------       -----------------------

        Net cash used in operating activities                                        (260,367)                     (211,072)
                                                                           -------------------       -----------------------

Cash Flows From Investing Activities:
   Purchase of equipment                                                               (5,294)                            -
                                                                           -------------------       -----------------------

        Net cash used in investing activities                                          (5,294)                            -
                                                                           -------------------       -----------------------

Cash Flows From Financing Activities:
   Proceeds from sales of common stock                                                468,000                       288,000
                                                                           -------------------       -----------------------

        Net cash provided by financing activities                                     468,000                       288,000
                                                                           -------------------       -----------------------

        Net increase in cash and cash equivalents                                     202,339                        76,928

        Cash and cash equivalents, beginning of period                                390,393                        76,691
                                                                           -------------------       -----------------------

        Cash and cash equivalents, end of period                           $          592,732        $              153,619
                                                                           ===================       =======================

Supplemental Disclosures

  Cash paid during the year for interest                                   $                -        $                    -
                                                                           ===================       =======================
  Cash paid during the year for taxes                                      $                -        $                    -
                                                                           ===================       =======================
  Common stock options issued for accrued salaries                         $          360,000        $                    -
                                                                           ===================       =======================
  Common stock options issued for consulting services                      $           86,676        $                    -
                                                                           ===================       =======================
  Common stock issued for consulting services                              $           40,000        $               40,000
                                                                           ===================       =======================
  Extension of stock options                                               $          697,500        $                    -
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

NOTE F - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has amended its interim financials for the quarter ended June 30, 2007 to reflect certain adjustments for options issued as repayment for accrued salaries and the extension of previously issued options.

The following table reflects the effects of the restatements.

------------------------- ------------------- ---------------- ----------------- ---------------
                          Three Months        Three Months     Six Months Ended  Six Months
                          Ended               Ended            June 30, 2007     Ended
                          June 30, 2007       June 30, 2006                      June 30, 2006
------------------------- ------------------- ---------------- ----------------- ---------------
Common Stock
As previously reported    23,071              -                -                 -
As restated               22,871              -                -                 -
Difference                200                 -                -                 -
APIC
As previously reported    8,410,907           -                -                 -
As restated               8,371,107           -                -                 -
Difference                39,800              -                -                 -
Deferred Compensation
As previously reported    (13,333)            -                -                 -
As restated               0                   -                -                 -
Difference                (13,333)            -                -                 -
Accumulated Deficit
As previously reported    (7,886,100)         -                -                 -
As restated               (7,859,433)         -                -                 -
Difference                26,667              -                -                 -
General and
administrative expense
As previously reported    141,623             -                1,228,297         -
As restated               114,956             -                1,201,630         -
Difference                26,667              -                26,667            -
Loss from operations
before provision for
income taxes
As previously reported    (43,420)            -                (1,170,564)       -
As restated               (16,753)            -                (1,143,897)       -
Difference                26,667              -                26,667            -
Net Income (Loss)
As previously reported    (43,420)            -                (1,170,564)       -
As restated               (16,753)            -                (1,143,897)       -
Difference                26,667              -                26,667            -
Earnings per Share-
Basic
As previously reported    -                   -                (0.02)            -
As restated               -                   -                (0.05)            -
Difference                -                   -                0.03              -

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

General and Administrative Expenses
-----------------------------------

General and Administrative expenses increased by 0.2% to $114,956 for the three months ended June 30, 2007 from $114,692 for the three months ended June 30, 2006. The increase was primarily due to an increase in sales and marketing activities associated with the Voraxial Separator. We continue to focus our efforts on marketing the Voraxial(R) Separator in the oil industry.


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

General and Administrative Expenses
-----------------------------------

General and Administrative expenses increased by 492% to $1,201,630 for the six months ended June 30, 2007 up from $203,101 for the six months ended June 30, 2006. The increase was primarily due to non-cash expenses relating to the issuance and extension of options to employees and consultants. We continue to focus our efforts on marketing of the Voraxial(R) Separator.

Liquidity and Capital Resources:

Cash at June 30, 2007 was $592,732. Working capital at June 30, 2007 was $515,052 as compared to a working capital deficit at December 31, 2006 of $1,822.

At June 30, 2007 the Company had an accumulated deficit of $7,859,433. We anticipate generating positive cash flow from the Voraxial(R) Separator by the end of 2007. To the extent such revenues and corresponding cash flows do not materialize, we will continue to require infusion of capital to sustain our operations. We cannot be assured that we will generate revenues or that the level of any future revenues will be self-sustaining. Furthermore, we cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.

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