Form 10QSB/A
period 2007-09-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2008-01-31
CIK 1043894

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

                   PART I. CONSOLIDATED FINANCIAL INFORMATION
                   ------------------------------------------

Item 1.    Financial Statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                                                  September 30,
                                                                                                      2007
                                                                                                   (Unaudited)
                                                                                            --------------------------
                       ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                             $                 250,140
      Accounts receivable, net                                                                                 59,862
      Inventory                                                                                               417,041
                                                                                            --------------------------

        Total current assets                                                                                  727,043

 FIXED ASSETS, NET                                                                                            219,192

 OTHER ASSETS                                                                                                  13,695
                                                                                            --------------------------

    Total assets                                                                            $                 959,930
                                                                                            ==========================

                              LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
       Accounts payable and accrued expenses                                                $                 618,017
                                                                                            --------------------------

        Total current liabilities                                                                             618,017
                                                                                            --------------------------
 LONG TERM LIABILITIES
          Note Payable - Equipment                                                                            180,098
                                                                                            --------------------------

 TOTAL LIABILITIES                                                                                            798,115
                                                                                            --------------------------
 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' EQUITY:

Common stock, $.001 par value, 42,750,000 shares authorized;
 22,872,235 shares issued and outstanding                                                                      22,871
 Additional paid-in capital                                                                                 8,371,107
 Accumulated deficit                                                                                       (8,232,163)
                                                                                            --------------------------
        Total shareholders' equity                                                                            161,815
                                                                                            --------------------------


 Total liabilities and shareholders' equity                                                 $                 959,930
                                                                                            ==========================

The accompanying notes are an integral part of the consolidated financial statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended September 30,       Nine Months Ended September 30,
                                                    ------------------------------------  ------------------------------------
                                                          2007                2006             2007                2006
                                                    ----------------    ----------------  --------------    ------------------
Revenues, net                                          $     22,518      $       46,261    $     286,676     $       208,425

Cost of goods sold                                           40,669               6,423           77,246              71,410
                                                    ----------------   ----------------- ----------------  ------------------

Gross profit (loss)                                         (18,151)             39,838          209,430             137,015

Costs and operating expenses:
      Research and development                              135,479             102,408          305,327             281,124
      General and administrative                            218,100             135,748        1,420,730             441,257
                                                    ----------------   ----------------- ----------------  ------------------


         Total costs and operating expenses                 354,579             238,156        1,726,057             722,381
                                                    ----------------   ----------------- ----------------  ------------------

Loss from operations                                       (372,730)           (198,318)      (1,516,627)           (585,366)

Provision for income taxes                                        -                   -                -                   -
                                                    ----------------   ----------------- ----------------  ------------------

NET LOSS                                               $   (372,730)     $     (198,318)   $  (1,516,627)    $      (585,366)
                                                    ================   ================= ================  ==================

Weighted average number of common shares
   outstanding-basic & diluted                           22,872,235          20,751,262       22,008,254          20,067,888
                                                    ================   ================= ================  ==================

Basic and diluted loss per common share                $      (0.02)     $        (0.01)   $       (0.07)    $         (0.03)
                                                    ================   ================= ================  ==================




















The accompanying notes are an integral part of the consolidated financial statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                 Common Stock           Additional
                                           -------------------------      Paid-in       Deferred     Accumulated
                                              Shares        Amount       Capital      Compensation      Deficit        Total
                                              ------        ------       -------      ------------      -------        -----

Balance at December 31, 2004                17,676,402    $   18,000   $ 4,953,000   $   (11,000)    $ (4,791,000)   $  169,000

Issuance of common stock for
  consulting services                          300,000           300       141,519       (56,875)               -        84,944
Issuance of options for services                     -             -        21,000             -                -        21,000
Issuance of restricted common
  stock at $.40 per share                    1,468,333         1,144       586,189             -                -       587,333
Issuance of common stock for
  consulting services                           15,000            15         7,635             -                -         7,650
Amortization of deferred compensation                -             -             -        14,438                -        14,438
Net loss                                             -             -             -             -       (1,091,005)   (1,091,005)
                                           ------------   ----------- -------------  ------------  ---------------  ------------

Balance - December 31, 2005                 19,459,735    $   19,459   $ 5,709,343   $   (53,437)    $ (5,882,005)   $ (206,640)

Issuance of common stock for investments     2,232,500         2,232       890,768             -                -       893,000
Issuance of restricted common stock at
  $.40 per share                               300,000           300       119,700       (13,333)               -       106,667
Amortization of deferred compensation                -             -             -        53,437                -        53,437
Net loss                                             -             -             -             -         (833,531)     (833,531)
                                           ------------   ----------- -------------  ------------  ---------------  ------------

Balance - December 31, 2006                 21,992,235    $   21,991   $ 6,719,811   $   (13,333)    $ (6,715,536)   $   12,933

Issuance of options for accrued salary               -             -       360,000             -                -       360,000
Issunace of options for services                     -             -        86,676             -                -        86,676
Issuance of common stock for
  consulting services                          100,000           100        39,900       (13,333)               -        26,667
Extension of options issued                          -             -       697,500             -                -       697,500
Amortization of deferred compensation                -             -             -        13,333                -        13,333
Net loss                                             -             -             -             -       (1,127,144)   (1,127,144)
                                           ------------   ----------- -------------  ------------  ---------------  ------------

Balance - March 31, 2007                    22,092,235    $   22,091   $ 7,903,887   $   (13,333)    $ (7,842,680)   $   69,965

Issuance of common stock                       780,000           780       467,220             -                -       468,000
Amortization of deferred compensation                -             -             -        13,333                -        13,333
Net loss                                             -             -             -             -          (16,753)      (16,753)
                                           ------------   ----------- -------------  ------------  ---------------  ------------

Balance - June 30, 2007                     22,872,235    $   22,871   $ 8,371,107   $        (0)    $ (7,859,433)   $  534,545

Net loss                                             -             -             -             -         (372,730)     (392,930)
                                           ------------   ----------- -------------  ------------  ---------------  ------------

Balance - September 30, 2007                22,872,235    $   22,871   $ 8,371,107   $         -     $ (8,232,163)   $  161,815
                                           ============   =========== =============  ============  ===============  ============







The accompanying notes are an integral part of the consolidated financial statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

                                                                           For Nine Months Ended September 30,
                                                                    --------------------------------------------------
                                                                             2007                       2006
                                                                    -----------------------    -----------------------
Cash Flows From Operating Activities:
Net loss                                                            $           (1,516,627)    $             (585,366)
Adjustments to reconcile net loss to net
cash used by operating activities:
      Depreciation                                                                   6,218                        513
Common stock issued for services                                                    40,000                     60,000
Amortization of deferred compensation                                               13,333                     33,367
Deferred compensation                                                                    -                     20,000
Issuance of common stock for consulting services                                   446,676
Extension of stock options issued                                                  697,500
Changes in operating assets and liabilities:
Accounts receivable                                                                  1,479                    (41,430)
Inventory                                                                         (218,895)                   (71,098)
Prepaid insurance                                                                        -                     (8,997)
Accounts payable and accrued expenses                                              (33,685)                   164,812
Deposits                                                                            (3,695)                         -
                                                                    -----------------------    -----------------------

Net cash used in operating activities                                             (567,696)                  (428,199)
                                                                    -----------------------    -----------------------

Cash Flows From Investing Activities:
   Purchase of equipment                                                          (220,655)                         -
                                                                    -----------------------    -----------------------

Net cash used in investing activities                                             (220,655)                         -
                                                                    -----------------------    -----------------------

Cash Flows From Financing Activities:
      Equipment financing                                                          180,098
   Proceeds from sales of common stock                                             468,000                    733,000
                                                                    -----------------------    -----------------------

Net cash provided by financing activities                                          648,098                    733,000
                                                                    -----------------------    -----------------------

Net increase in cash and cash equivalents                                         (140,253)                   304,801

Cash and cash equivalents, beginning of period                                     390,393                     76,691
                                                                    -----------------------    -----------------------

Cash and cash equivalents, end of period                            $              250,140     $              381,492
                                                                    =======================    =======================

Supplemental Disclosures

Cash paid during the year for interest                              $                    -     $                    -
                                                                    =======================    =======================
Cash paid during the year for taxes                                 $                    -     $                    -
                                                                    =======================    =======================
Common stock issued for deferred consulting                         $                    -     $               20,000
                                                                    =======================    =======================

Common stock issued for consulting services                         $               80,000     $               60,000
                                                                    =======================    =======================
Common stock options issued for accrued salaries                    $              360,000     $                    -
                                                                    =======================    =======================
Common stock options issued for consulting services                 $               86,676     $                    -
                                                                    =======================    =======================
Extention of stock options                                          $              697,500     $                    -
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

General and Administrative Expenses
-----------------------------------

General and Administrative expenses increased by 61% to $219,100 for the three months ended September 30, 2007 up from $135,748 for the three months ended September 30, 2006. The increase was primarily due to the increase in sales and marketing activity in the oil exploration and production industry. We continue to focus our efforts on marketing the Voraxial(R) Separator in the oil industry.

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

At September 30, 2007 the Company had an accumulated deficit of $8,232,163. We anticipate generating positive cash flow from the Voraxial(R) Separator by the end of 2008. To the extent such revenues and corresponding cash flows do not materialize, we will continue to require infusion of capital to sustain our operations. We cannot be assured that we will generate revenues or that the level of any future revenues will be self-sustaining. Furthermore, we cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.

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