Form 10KSB
period 2007-12-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2008-04-15
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2007

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

          Title of Each Class       Name of Each Exchange on Which Registered
          -------------------------------------------------------------------
                                      None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year.  $288,431

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days ($.55 as of March 27, 2008). $9,543,405.68.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 1, 2008: 23,122,135 Shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One)  Yes  [ ]    No  [X]

                                                Table of Contents
PART I............................................................................................................1
-------

   Item 1.        Description of Business.........................................................................1

   Item 2.        Description of Property.........................................................................8

   Item 3.        Legal Proceedings...............................................................................8

   Item 4.        Submission of Matters to a Vote of Security Holders.............................................8

PART II...........................................................................................................8
--------

   Item 5.        Market for Common Equity and Related  Stockholder Matters and Small Business
                  Issuer Purchases of Equity Securities...........................................................8

   Item 6.        Management's Discussion and Analysis of Financial Condition or Plan of
                  Operations.....................................................................................11

   Item 7.        Financial Statements...........................................................................19

   Item 8.        Changes in and Disagreements With Accountants on Accounting and Financial
                  Disclosure.....................................................................................19

PART III.........................................................................................................21
---------

   Item 9.        Directors and Executive Officers, Promoters, Control Persons, and Corporate
                  Governance; Compliance with Section 16(a) of the Exchange Act..................................21

   Item 10.       Executive compensation.........................................................................23

   Item 11.       Security Ownership of Certain Beneficial Owners and Management and Related
                  Stockholder Matters............................................................................25

   Item 12.       Certain Relationships and Related Transactions, and Director Independence......................26

   Item 13.       Exhibits.......................................................................................26

   Item 14.       Principal Accountant Fees and Services.........................................................26

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

         The Company is focusing its marketing efforts within the oil exploration and production industry and has begun seeing some positive feedback. The number of projects within the industry has steadily increased in the past 2 years and relationships are beginning to foster with both customers and service companies. The Company believes that revenues from this industry will continue to increase in 2008 and beyond.

         The Voraxial is presently being reviewed by potential customers in a variety of markets including oil-water separation, oil exploration and production, oil refineries, marine/oil-spill clean up, stormwater, manufacturing waste treatment and grit/sand separation.

         We have sold and shipped units of the Voraxial(R) Separator on a trial and rental basis to a number of different companies that include various applications, including produced water applications for the oil industry (both offshore oil rigs and onland production facilities), and liquid/liquid for the uranium industry, to name a few. We have installed several Voraxial(R) Separators to date including units to Transocean, ConocoPhillips, the Alaska Department of Environmental Conservation, the US Navy, and Cameco, a leading uranium producing company for oil/water separation at a flow rate of approximately 400 gallons per minute. We are in dialogue with other companies to conduct similar projects in 2008.

         In 2006, the Company received a Letter of Intent from OMV Austria Exploration and Production GmbH, a leading integrated oil and gas group in Central and Eastern Europe, to evaluate the use of a Voraxial Separator to handle its 150,000-barrel per day produced water system. OMV is a leading oil and gas company in Central Europe with over 15 billion Euros in sales and extensive exploration & production activities in 18 countries on five continents. After completing the first round of trials in 2007, the Company was invited back for a 2nd round of trials scheduled to for Q2 2008.

         In 2007, the Company installed its Voraxial Deckwater Drainage System onto Transocean semi submersible rig Sedco 702, the world's largest offshore drilling contractor. The Sedco 702 is utilizing this uniquely efficient system to protect the environment by separating oil from drainage water prior to discharge that meets local environmental requirements. The Voraxial Skid will be utilized to handle contaminated drill floor run-off water containing solids and drilling fluids. The Voraxial(R) Separator's ability to conduct efficient separation without the need of a pressure drop allows for easy installation and a reduction of cost. The Voraxial-powered system provides for highly efficient separation while providing features that are critical to offshore platform operation: a small footprint, low energy requirement and a no-pressure drop.

         In the first quarter of 2007, we received a purchase order from a leading Scandinavian energy company, to deploy a Voraxial Skid for a drilling operation using lightweight drilling fluids. This technique is called "underbalanced drilling" since it maintains the drilling operations at a lower pressure than the formation to prevent the drilling fluids from damaging the well. The Voraxial Skid, which is comprised of a Voraxial(R) 4000 and a Voraxial(R) 2000, operates in series to provide liquid/solid separation on an offshore oilrig in the North Sea. The Voraxial Skid, which was leased to the customer for a specific project, was chosen for its solids separation efficiency, and for its ability to conduct good separation without the need of a pressure drop.

         In 2007, the Company signed a non-exclusive, comprehensive sales and marketing agreement with TwinFilter, a leading Dutch filtration company in the oil and gas industry. Under the terms of the agreement, the two companies will market and promote each other's technologies while sharing the sales & marketing expenses and engineering expertise. Furthermore, EVTN and TwinFilter will collaborate to build and promote turnkey oil/water and liquid/solid separation systems for the oil industry that will incorporate EVTN's Voraxial Separator and TwinFilter's absorption systems, coalescing, other filter technology. This agreement was finalized after many months of collaboration to build and deliver products for various companies within the oil industry.

         The turnkey system can be utilized in multiple niche applications in the oil industry including produced water, under-balanced drilling (UBD), deck water drainage, slopwater, FPSO and refinery markets. The integration of the two technologies provides the oil industry with a compact and effective separation system. The Voraxial's small footprint, low energy requirements and separation quality coupled with TwinFilters unique filtration equipment for secondary treatment provides the customer with a complete turnkey package that meets the most stringent discharge levels such as OSPAR (North Sea countries <30mg/ltr) and United States 40 CFR435 (<29 mg/ltr).

         Due to the exposure from the various petroleum industry related trade shows and the trials / demonstrations conducted over the past year, the Company is now in discussions with various oil companies to conduct additional trials and for purchase of units. The Company is also in discussion with several oil service companies interested in developing a relationship with the company to market the Voraxial(R) Separator within the industry. We anticipate that some of these opportunities will materialize in 2008.

         The Voraxial(R) Grit Separator has been designed for specific use in the municipal wastewater industry. The Voraxial(R) generates a centrifugal that provides for efficient separation of sand/grit and is configured for operation at the headworks of a municipal wastewater treatment plant (WWTP). A single Voraxial(R) Grit Separator is designed to provide for the continuous removal of grit from screened wastewater at rates up to eight thousand (8000) gallons per minute (11.5 mgd). We currently have designs for two models of Voraxial(R) Grit Separators. The Voraxial(R) 4000 Grit Separator has an operating range of three-tenths to one and three-tenths (0.3 to 1.3) million gallons per day (mgd), powered by a ten (10) HP TEFC motor. The Voraxial(R) 8000 Grit Separator has an operating range of three to eleven and five-tenths (3.0 to 11.5) mgd, powered by a fifty (50) HP TEFC motor. This separation performance translates well into other industries. The Company is receiving interest from other applications for its Voraxial Separator to do liquid/solid separation.

Voraxial(R) Separator

         In the past year the Company made some upgrades to the Voraxial Separator that increases the "g" force generated by approximately 300%. This increase significantly improves separation performance. These upgrades also increase the flow rate and pump curve through the Voraxial while decreasing energy and maintenance requirements. These improvements mark a significant upgrade to the Voraxial Separator.

         The first shipment of the upgraded unit occurred in the fourth quarter of 2007 and additional units are being manufactured and prepared for shipment to potential customers for delivery in 2008. These units are manufactured for both oil/water and liquid/solid separation.

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

         The Voraxial(R) Separator is a self-contained, non-clogging device that can be powered by an electric motor, diesel engine or by hydraulic power generation. Further, the Voraxial(R) Separator's scalability allows it to be utilized in a variety of industries and to process various amounts of liquid. The following are the various sizes and the corresponding capacity range:

                           Product and Capacity Range

                   Model                 Diameter            Capacity Range
                   Number                  Size            Gallons Per Minute
                   ------              ------------        ------------------
              Voraxial(R)1000            1 inch                     3 - 5
              Voraxial(R)2000            2 inches                  20 - 70
              Voraxial(R)4000            4 inches                 150 - 600
              Voraxial(R)8000            8 inches               2,000 - 4,000

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

The Market

         The need for effective and cost efficient wastewater treatment and separation technology is global in scale. Moreover, virtually every industry requires some type of separation process either during the manufacturing process, prior to treatment or discharge of wastewater into the environment, for general clean up, or emergency response capability. Separation processes, however, are largely unknown to the average consumer. These processes are deeply integrated in almost all industrial processes from oil to wastewater to manufacturing. Management believes that the Voraxial(R) technology has applications in most, if not all major separation industries. The unique characteristics of the Voraxial(R) allow it to be utilized either as a stand-alone unit or within an existing system to provide a more efficient and cost effective way to handle the separation needs of the customer. We believe the Voraxial(R) Separator can result in a cost savings and other benefits to the customer. These benefits result in and include:

         o     A reduction in water and energy usage,
         o     Requires no pressure drop to perform separation,
         o     Less space needed to implement the Voraxial(R) Separator; the
               Voraxial(R) Separator weighs less than existing systems,
         o     A reduction in time to process and separate the fluids, allowing the customer to be more efficient,
         o Creation of a more efficient and faster process to treat water to increase the overall productivity of the end-user,

         o     A reduction in the amount of disposable liquids,
         o     Fewer employees needed to operate the system, and
         o     Reduction of ongoing maintenance and servicing costs.

         We believe that we are the only front-end solution for the separation industry that can offer increased productivity while reducing the physical space and energy required to operate the unit. These advantages translate into the potential for substantial operating cost efficiencies that would increase the profitability of the solution's end user. The Voraxial's unique characteristic to conduct separation without a pressure loss allows the unit to be installed in locations other technologies cannot. For instance another separation technology in the oil industry called a hydrocyclone requires a significant pressure loss to perform separation. This characteristic gives the customer a more economical way to achieve separation.

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

         Oil reservoirs frequently contain large volumes of water and as oil wells mature (the oil field becomes depleted), the amount of produced water increases. In the continental US, it is estimated that 7-10 barrels of water is produced for each barrel of recovered oil. According to the Argonne National Laboratory 2007 White Paper, "approximately 15 to 20 billion bbl (barrels; 1 bbl = 42 U.S. gallons) of produced water are generated each year in the United States. This is equivalent to a volume of 1.7 to 2.3 billion gallons per day." Worldwide, the total amount of produced water generated, excluding the United States, is approximately 50 billon barrels (approximately 6 billion gallons per day). Produced water volumes will continue to increase as oil wells mature.

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

Marketing

         Management is implementing a comprehensive sales and marketing program to stimulate awareness of the Voraxial(R) Separator. Management is developing relationships with oil service companies and representatives to promote the Voraxial to oil industry customers. We are beginning to see the benefits of this program as interest and opportunity for deployments and revenues are increasing. We believe that significant revenues will begin to be realized in 2008.

         We also have seen a great benefit from exhibiting at tradeshows. We have presented the Voraxial(R) Separator at several prominent trade shows in the past fiscal year. In April 2007, the Company was a featured exhibitor at the Advanced Produced Water Handling & OSPAR Compliance 2007 Conference, which was held in Aberdeen, Scotland. In late May 2007, the Company was selected by Tuv Nel to be a guest speaker at Tuv Nel's Produced Water Workshop in Aberdeen, Scotland. The Workshop was attended by guests from government bodies, offshore operators, technology and equipment suppliers as well as consultancy and R&D organizations. As stated on Tuv Nel's website, the Workshop "provides an excellent platform for delegates to keep abreast of the latest technological and legislative developments." The Company also displayed its Voraxial Separator at the OTC tradeshow in Houston and the OE 2007 Tradeshow in Aberdeen, Scotland. Both tradeshows were well attended by oil E&P companies.

         The Company believes it has received a great response from potential clients and manufacturers representatives from the above-mentioned tradeshows and is still pursuing some of these opportunities. The Company will exhibit the Voraxial(R) Separator at additional tradeshows in 2008.

Sources and availability of raw materials

         The materials needed to manufacture our Voraxial(R) Separator have been provided by leading companies in the industry including Motion Industries, Baldor Electric Co., Hughes Supply Inc. and John Crane, Inc., among other suppliers. We do not anticipate any shortage of component parts.

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

         The Company filed for additional patents in 2007 to reflect the upgrades to the Voraxial Separator. The Company anticipates filing additional patents in 2008.

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

Research and development

         In our past two fiscal years, we have spent approximately $1,115,469 on product research and development. The Company has finalized the development of the Voraxial(R) Separator. However, we have made modifications to the Voraxial Separator. These modifications have resulted in a 300% increase in "g" forces generated, an increase in fluid throughput, a decrease in energy usage and a decrease in maintenance. Management believes these improvements are significant and will increase the marketability of the Voraxial. Although we will continually work on advancing the technology and applications whereby the technology can be used, we do not anticipate devoting a significant portion of any future funds to this area of the business in the near term.

Employees

         We currently have six full time employees. All of our employees work full-time. None of our employees are members of a union. We believe that our relationship with our employees is favorable. We intend to add additional employees in the upcoming year, including managers, sales representatives and field technical engineers.

Item 2.  Description of Property

         During September 2007, the Company entered into a one (1) year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. The lease is approximately $6,100 per month for the year of the lease. The Company has the option to renew the lease at the end of the term.

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

         Our common stock is traded on the NASD Over-The-Counter Bulletin Board ("OTCBB") under the symbol EVTN. The bid quotations below are provided by the OTCBB. On March 27, 2008, the closing price for our common stock was $0.55. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

         Bid Quotations
         --------------

              Quarter Ended                     High                    Low
              -------------                     ----                    ---

              March 31, 2006                    $0.70                 $0.50
              June 30, 2006                     $0.79                 $0.48
              September 30, 2006                $0.60                 $0.46
              December 31, 2006                 $0.61                 $0.46

              March 31, 2007                    $0.69                 $0.45
              June 30, 2007                     $0.95                 $0.71
              September 30, 2007                $0.84                 $0.55
              December 31, 2007                 $0.72                 $0.44

         We have been advised that seven member firms of the NASD are currently acting as market makers for our common stock. There is no assurance that an active trading market will develop which will provide liquidity for our existing shareholders or for persons who may acquire common stock through the exercise of warrants.

Holders

         As of December 31, 2007, there were approximately 800 holders of record of our common stock outstanding. Our transfer agent is Jersey Transfer & Trust Company, Inc., Post Office Box 36, Verona, New Jersey 07044.

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

Other Stockholders Matters

Common Stock
------------

         In February 2007, the Company entered into a three month consulting agreement and agreed to issue 100,000 restricted shares of common stock for services performed by a consultant, which were valued at $40,000.

         During the year ended December 31, 2007 the Company sold 1,030,000 restricted shares of common stock for $.60 per share in a private placement offering to a total of five accredited investors, including a Water Investment Fund. Total proceeds from the sale were $618,000.

Warrants
--------

         In January 2007, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 243,200 shares of common stock issued in 2000 for a period of one year. The warrants now expire in February 2008. The exercise price of these warrants ranges from $6.00 - $9.00 per share.

         In January 2007, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 200,000 shares of common stock issued in 2001 for a period of one year. The warrants now expire in April 2008. The exercise price of the stock under these warrants ranges from $3.00-$4.00 per share.

         In October 2007, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 1,033,333 shares of common stock issued in 2002 for a period of one year. The warrants now expire in October 2008. The exercise price of these warrants ranges from $1.00 - $1.25 per share.

Options extended
----------------

         In January 2007, the Company extended the exercisable life of certain options issued to an employee to purchase an aggregate of 2,000,000 shares of common stock issued in 2002 for a period of five years. The options continue to be exercisable at $0.15 per share, fully vested and now expire on January 31, 2012.

         In January 2007, the Company extended the exercisable life of certain options issued to a consultant to purchase an aggregate of 200,000 shares of common stock issued in 2002 for a period of five years. The options continue to be exercisable at $0.77 per share, fully vested and now expire on January 31, 2012.

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

         In January 2007, the Company granted 606,000 stock options to employees and outside consultants, exercisable at $0.40 per share. These options vest equally over the life of the options, which range from 1 to 5 years.

         In January 2007, the Company issued 375,000 stock options to a consultant, exercisable at $0.80 -$1.00 per share. These options are fully vested and expired on October 31, 2007.

         The issuances of the securities above were exempt from registration under Section 4(2) of the Securities Act. The investors received information concerning the Company and had the opportunity to ask questions concerning the viability of the Company. The certificates representing the securities contain legends restricting their transferability absent registration or applicable exemption.

Small Business Issuer Purchase of Equity Securities

         None.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operations

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

Year ended December 31, 2007 compared to year ended December 31, 2006

Revenue

         We continued to focus our efforts and resources to the manufacturing, assembling, marketing and selling of the Voraxial(R) Separator. Revenues remained fairly constant for year ended December 31, 2007 as compared to December 31, 2006. Revenues for the year ended December 31, 2007 were $288,431 compared to $310,376 for the year ended December 31, 2006. Although we didn't see a significant change in revenues in 2007, we experienced more deployments, which management believes will contribute to an increase in 2008 revenues. Revenues in 2007 were a result of sale of the Voraxial Separator and auxiliary parts, lease orders and trials for customers interested in buying the Voraxial Separator. Management believes the interest for the Voraxial Separator for liquid/liquid, liquid/solid and liquid/liquid/solid separation is increasing in the oil exploration and production industry. We conducted more trials in 2007 than 2006 and believe deployments will increase by approximately 300% in 2008. We forecast that the increase in deployments will increase revenues. We believe that the relationships we are building will also lead to increase Voraxial deployments. We believe we have increased the exposure and awareness of the Voraxial Separator through our marketing programs and expect to increase revenues from the sale and lease of the Voraxial Separator in 2007.

Costs and expenses

         Costs and expenses increased by 109% or $1,115,033 to $2,129,189 for the year ended December 31, 2007 as compared to $1,014,156 for the year ended December 31, 2006. The increase was primarily due to (i) non-cash expenses relating to the issuance of options to employees and consultants; (ii) consulting fees; and (iii) increased professional fees and a decrease in research and development during the year ended December 31, 2007. Research and development was primarily due to activities in the oil industry. We continue to focus our efforts on marketing of the Voraxial(R) Separator.

General and administrative expenses

         General and Administrative expenses increased by 262% or $1,103,926 to $1,525,901 for the year ended December 31, 2007 from $421,975 for the year ended December 31, 2006. The increase was primarily due to (i) non-cash expenses of approximately $186,676 relating to the issuance of options and warrants to employees and consultants; (ii) non-cash expenses of $697,500 relating to the extension of previously issued options; (iii) consulting fees; and (iv) increased professional fees during the year ended December 31, 2007.

Research and development expenses

         Research and Development expenses increased 2% or $11,107 to $603,288 for the year ended December 31, 2007 from $592,181 for the year ended December 31, 2006. The R&D conducted by the Company resulted with the Company upgrading the Voraxial Separator and filing additional patents. The upgraded Voraxial Separator now produces 300% more "g" forces, processes more liquids and utilizes less energy. An increase in "g" forces increases separation efficiency. These are significant upgrades as it allows the Voraxial to operate in more locations in the oil exploration & production sector. These upgrades are receiving a favorable response from the industry. The upgraded Voraxial 4000 Separator has already been shipped to a customer and been in operation for several months.

Liquidity and capital resources

         At December 31, 2007, we had working capital deficit $191,322, cash of $201,066 and an accumulated deficit of $8,637,316. For the year ended December 31, 2007, we had a net loss from operations of $1,918,004, which included non-cash expenses of $884,176 relating to (i) the issuance of warrants and options to employees and consultants and (ii) extension of previously issued options and warrants. Operating at a loss for the year negatively impacted our cash position; however, funds received from the private placements completed during 2007 improved our working capital position.

         During the year ended December 31, 2007, we issued 1,030,000 shares of the Company's restricted common stock to five investors, including a Water Investment Fund at $0.60 per share for gross proceeds of $618,000.

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

         The Company has experienced net losses, has a working capital deficit and sustained cash outflows from operating activities and had to raise capital to sustain operations. There is no assurance that the Company's developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve significant revenues. If the Company is unable to successfully commercialize its Voraxial Separator, it is unlikely that the Company could continue its business. The Company will continue to require the infusion of capital until operations become profitable. During 2008, the Company anticipates seeking additional capital, increasing sales of the Voraxial Separator and continuing to restrict expenses. However, substantial doubt exists about the ability of the Company to continue as a going concern.

Recent Accounting Pronouncements

Accounting changes and error corrections
----------------------------------------

         In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company had adopted SFAS 154 in the first quarter of fiscal year 2006 and does not expect it to have a material impact on its consolidated results of operations and financial condition.

Fair value measurements
-----------------------

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2006 and was be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect that its adoption of SFAS 157 will have a material impact on its consolidated results of operations and financial condition.

Accounting for uncertainty in income taxes
------------------------------------------

         In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company adopted this in the first quarter of fiscal year 2007. The Company does not expect that its adoption of FIN 48 will have a material impact on its consolidated results of operations and financial condition.

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

Accounting for rental costs incurred during a construction period
-----------------------------------------------------------------

         In September 2006, the FASB issued FASB Staff Position No. FAS 13-1 (As Amended), "Accounting for Rental Costs Incurred during a Construction Period" (FAS 13-1). This position requires a company to recognize as rental expense the rental costs associated with a ground or building operating lease during a construction period, except for costs associated with projects accounted for under SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects." FAS 13-1 is effective for reporting periods beginning after December 15, 2005 and was adopted by the Company in the first quarter of fiscal year 2006. The Company's adoption of FAS 13-1 will not materially affect its consolidated results of operations and financial position.

Effects of Prior Year Misstatements when Quantifying Misstatements in the
-------------------------------------------------------------------------
Current Year Financial Statements
---------------------------------

         In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and has been adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition

FSP FAS 123(R)-5
----------------

         FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a) There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b) All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition

Business Combinations
---------------------

         In December, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised
2007), "Business Combinations" (hereinafter "SFAS No. 141 (revised 2007)"). This statement establishes principles and requirements for how an acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The scope of SFAS No. 141 (revised 2007) is broader than the scope of SFAS No. 141, which it replaces. The effective date of SFAS No. 141 (revised 2007) is for all acquisitions in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement has no immediate material effect on the Company's consolidated financial condition or results of operations.

Noncontrolling Interests in Consolidated Financial Statements - an amendment of
-------------------------------------------------------------------------------
ARB 51
------

         In December, 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" (hereinafter "SFAS No. 160"). This statement establishes accounting and reporting standards that require a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position with equity, but separate from the parent's equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, c) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of this standard is for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this statement had no immediate material effect on the Company's consolidated financial condition or results of operations.

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

         We have incurred operating losses since our inception, and we will continue to incur net losses until we can produce sufficient revenues to cover our costs. At December 31, 2007, we had an accumulated deficit of $8,637,316, including a net loss of $1,921,780 for the year ended December 31, 2007. Even if we achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Management's Report on Internal Control over Financial Reporting

         Management is responsible for establishing and maintaining adequate internal control over financial reporting. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Management, including the Company's Chief Executive Officer and Principal Accounting Officer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on the criteria for effective internal control described in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

         This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report.

         This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

         Name                    Age       Position
         ----                    ---       --------

         Alberto DiBella         77        President and Director
         John A. DiBella         36        Executive Vice President and Director

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

Board of Directors and Committees

         During the year ended December 31, 2007, our board of directors held 4 meetings.

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

         Because the board of directors consists of only two members, the board has not delegated any of its functions to committees. The entire board of directors acts as our audit committee as permitted under Section 3(a)(58)(B) of the Exchange Act. We do not have any independent directors who would qualify as an audit committee financial expert. We believe that it has been, and may continue to be, impractical to recruit such a director unless and until we are significantly larger.

Advisory Committee

         As disclosed under Description of Business, we have established an Advisory Committee. The purpose of the Advisory Committee is to provide business advice and recommendations to management of the Company. The Advisory Committee consists of J. John Combs, Barry Gafner, Kevin Mulshine and Henry Schlesinger. These individuals serve for a 2-year term.

         On February 18, 2004, we issued options to purchase an aggregate of 30,000 shares of our common stock exercisable at $0.71 per share to three of the individuals as consideration for joining our advisory committee. The options are exercisable until February 18, 2009.

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

         To our knowledge, based solely on a review of the copies of reports furnished to us, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were not complied with on a timely basis for the period which this report relates. Reports for the following events during 2007 were not filed: issuance to Alberto DiBella's of options to purchase 1,000,000 shares of common stock exercisable at $0.40 per share; issuance to John A. DiBella of options to purchase 1,000,000 shares of common stock exercisable at $0.40 per share.

Item 10. Executive compensation

         The table below sets forth compensation for the past three years awarded to, earned by or paid to our chief executive officer and each executive officer whose compensation exceeded $100,000 for the year ended December 31, 2007.

                                                 Summary Compensation Table

------------------------------------------------------------------------------------------------------------------------------
                                                                                          Change in
                                                                                           Pension
                                                                                          Value and
                                                                            Non-Equity   Nonqualified
                                                                             Incentive    Deferred
                                                        Stock     Option       Plan      Compensation   All Other
Name and Principal                 Salary     Bonus    Awards     Awards    Compensation  Earnings    Compensation   Total
Position                  Year       ($)        ($)      ($)       ($)          ($)          ($)          ($)         ($)
------------------------------------------------------------------------------------------------------------------------------
Alberto DiBella,          2007   $250,000(1)     --      --    $30,000(7)       --           --           --        $280,000
------------------------------------------------------------------------------------------------------------------------------
  CEO and Principal       2006   $175,000(2)     --      --        --           --           --           --        $175,000
------------------------------------------------------------------------------------------------------------------------------
  Financial Officer       2005   $165,000(3)     --      --        --           --           --           --        $165,000
------------------------------------------------------------------------------------------------------------------------------

John A. DiBella,          2007   $250,000(4)     --      --    $30,000(7)       --           --           --        $280,000
------------------------------------------------------------------------------------------------------------------------------
  Executive Vice
  President               2006   $175,000(5)     --      --        --           --           --           --        $175,000
------------------------------------------------------------------------------------------------------------------------------
                          2005   $150,000(6)     --      --        --           --           --           --        $165,000
------------------------------------------------------------------------------------------------------------------------------

(1)   $130,000 was deferred in 2007.
(2) $74,785 was paid out during the year ended December 31, 2006 and $28,000 was paid out during the year ended December 31, 2007. Unpaid balance was included in accrued expenses as of December 31, 2007.
(3) $43,000 was paid out during the year ended December 31, 2005. Remaining balance was paid out during the year ended December 31, 2007 through the issuance of options (see footnote 7).
(4)   $181,000 was deferred in 2007.
(5) $129,000 was deferred in 2006. $50,000 was paid out during the year ended December 31, 2007 through the issuance of options (see footnote 7). The unpaid balance has been included in accrued expenses as of December 31, 2007.
(6) $145,000 was deferred as of December 31, 2005 and was paid during the year ended December 31, 2007 through the issuance of options (see footnote 7).
(7) Options to purchase 1,000,000 shares of common stock exercisable at $0.40 pr share. The Company calculated the fair value of the options at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of five years. This results in a fair value of approximately $180,000, of which $150,000 was previously recorded as compensation expense. The remaining $30,000 has been recorded as compensation expense for the year ended December 31, 2007.

                         2007 Outstanding Equity Awards At Fiscal Year-End Table

---------------------------------------------------------------------------------------------------------------------
                                   Option Awards                                         Stock Awards
---------------------------------------------------------------------------------------------------------------------

                                                                                                             Equity
                                                                                                             Incentive
                                                                                                  Equity     Plan
                                                                                                  Incentive  Awards:
                                                                                                  Plan       Market
                                                                                                  Awards:    or
                                            Equity                                                Number     Payout
                                            Incentive                                             of         Value of
                                            Plan                            Number     Market     Unearned   Unearned
                  Number of   Number of     Awards:                         of         Value of   Shares,    Shares,
                  Securities  Securities    Number of                       Shares     Shares     Units or   Units or
                  Underlying  Underlying    Securities                      or Units   or Units   Other      Other
                  Unexercised Unexercised   Underlying                      of Stock   of Stock   rights     rights
                  Options     Options       Unexercised Option              That       That       That       That
                     (#)          (#)       Unearned    Exercise Option     Have Not   Have Not   Have Not   Have Not
------------------------------------------- Options     Price    Expiration Vested     Vested     Vested     Vested
      Name        Exercisable Unexercisable   (#)        ($)     Date         (#)        ($)        (#)        ($)
---------------------------------------------------------------------------------------------------------------------
Alberto DiBella      110,000      --           --        $0.60    2009
---------------------------------------------------------------------------------------------------------------------
                     110,000      --           --        $1.00    2009          --         --         --         --
---------------------------------------------------------------------------------------------------------------------
                   1,000,000      --           --        $0.40    2012          --         --         --         --
---------------------------------------------------------------------------------------------------------------------
John DiBella       2,000,000      --           --        $0.15    2012          --         --         --         --
---------------------------------------------------------------------------------------------------------------------
                     516,666      --           --        $0.60    2009          --         --         --         --
---------------------------------------------------------------------------------------------------------------------
                     516,666      --           --        $1.00    2009          --         --         --         --
---------------------------------------------------------------------------------------------------------------------
                   1,000,000      --           --        $0.40    2012          --         --         --         --
---------------------------------------------------------------------------------------------------------------------

Employment agreements

         Neither of our executive officers has a written employment agreement with the Company. However the Company intends to enter into an employment agreement with John A. DiBella during 2007. We currently pay our executive officers approximately $250,000 per annum.

Director Compensation

         Directors are not compensated by our Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

         The table below sets forth information with respect to the beneficial ownership of our securities as of December 31, 2007 by: (1) each person known by us to be the beneficial owner of five percent or more of our outstanding securities, and (2) executive officers and directors, individually and as a group.

         Unless otherwise indicated, we believe that the beneficial owner has sole voting and investment power over such shares.

Name and Address of                       Number of Shares     Percentage of
Beneficial Owner                          Beneficially Owned     Ownership
----------------------                    ------------------   ---------------

Alberto DiBella                                4,266,666(1)        17.5%
3500 Bayview Drive
Fort Lauderdale, FL  33308

John DiBella                                   5,033,333(2)        18.5%
821 N.W. 57th Place
Fort Lauderdale, FL  33309

Robert Weinberg                                2,000,000(3)         8.7%
11338 Clover Leaf Circle
Boca Raton, FL 33428

Peter Chiappetta                               3,000,000(3)        13.0%
2299 NW 62nd Drive
Boca Raton, FL 33487

All officers and directors                     9,299,999           32.8%
as a group (2 persons)

(1) Alberto DiBella's beneficial share ownership includes 10,000 shares of common stock owned by his wife. Also includes 110,000 shares of common stock underlying options exercisable at $.60 per share and 110,000 shares of common stock underlying options exercisable at $1.00 per share. Also includes 1,000,000 shares of common stock underlying options exercisable at $0.40 per share.

(2) Includes 2,000,000 shares of common stock underlying options exercisable at $.15 per share, 516,666 shares of common stock underlying options exercisable at $.60 per share and 516,666 shares of common stock underlying options exercisable at $1.00 per share. Also includes 1,000,000 shares of common stock underlying options exercisable at $0.40 per share. Excludes shares, which Mr. DiBella holds voting control, but does not hold any power to dispose of such shares. See footnote 3.

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


                                                                                           Number of securities
                                  Number of securities                                    remaining available for
                                    to be issued upon          Weighted-average            future issuance under
                                       exercise of             exercise price of            equity compensation
                                  outstanding options,       outstanding options,       plans (excluding securities
                                   warrants and rights        warrants and rights         reflected in 1st column
                                   -------------------        -------------------         -----------------------
Equity compensation plans
   approved by security holders                  0                         N/A                           0

Equity compensation plans not
  approved by security holders           6,335,666                       $0.46                           0

         Total                           6,335,666                                                       0

Item 12. Certain Relationships and Related Transactions, and Director
         Independence

         The Company has no independent directors.

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

Item 14. Principal Accountant Fees and Services

Year ended December 31, 2006

         Audit Fees: The aggregate fees, including expenses, billed by our current principal accountant in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2006 and for the review of our financial information included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 was $17,000. The aggregate fees, including expenses in connection with the review of our financial information included in our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2006 was $10,500.

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

Year ended December 31, 2007

         Audit Fees: The aggregate fees, including expenses, billed by our current principal accountant in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2007 and for the review of our financial information included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 was $15,000. The aggregate fees, including expenses, billed by our principal accountant in connection with the review of our financial information included in our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2007 was $13,500.

         Audit Related Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the audit for the year ended December 31, 2007 were $-0-.

         Tax Fees: The aggregate fees, billed by our principal accountant for services reasonably related to tax services during the year ended December 31, 2007 were $-0-.

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on April 14, 2008.

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



                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                                 AND SUBSIDIARY


                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2007


                                Table of Contents


Report of Independent Registered Public Accounting Firm.................................       F - 2

Balance Sheet  .........................................................................       F - 3

Statements of Operations ...............................................................       F - 4

Statements of Changes in Shareholders' Deficiency.......................................       F - 5

Statements of Cash Flows ...............................................................       F - 6

Notes to Financial Statements...........................................................       F - 7 - 21

             Report of Independent Registered Public Accounting Firm



To The Shareholders and Board of Directors of
         Enviro Voraxial Technology, Inc.

We have audited the accompanying consolidated balance sheet of Enviro Voraxial Technology, Inc and Subsidiary as of December 31, 2007 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for years end December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enviro Voraxial Technology, Inc and Subsidiary as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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




Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
March 27, 2008

                ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                    December 31,
                                                                         2007
                                                                    ------------
                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $   201,066
  Inventory, net                                                        295,267
                                                                    -----------

    Total current assets                                                496,333

FIXED ASSETS, NET                                                       226,242

OTHER ASSETS                                                             13,695
                                                                    -----------

    Total assets                                                    $   736,270
                                                                    ===========


             LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                             $   656,819
  Current portion of note payable                                        30,836
                                                                    -----------

    Total current liabilities                                           687,655


LONG TERM NOTE PAYABLE                                                  141,953
                                                                    -----------

Total liabilities                                                       829,608
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY:
Common stock, $.001 par value, 42,750,000 shares authorized
23,122,135 shares issued and oustanding                                  23,121
Additional paid-in capital                                            8,520,857
Accumulated deficit                                                  (8,637,316)
                                                                    -----------

Total shareholders' deficiency                                          (93,338)
                                                                    -----------

Total liabilities and shareholders' deficiency                      $   736,270
                                                                    ===========








The accompanying notes are an integral part of the consolidated financial statements.

        ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     Years Ended December 31,
                                                  ------------------------------
                                                       2007             2006
                                                  ------------     -------------
Revenues, net                                     $    288,431     $    310,376

Cost of goods sold                                      77,246          134,499
                                                  ------------     ------------

Gross profit                                           211,185          175,877

Costs and expenses:
  General and administrative                           641,725          301,975
  Consulting services paid in
   stock in lieu of cash                               884,176          120,000
  Research and development                             603,288          592,181
                                                  ------------     ------------

    Total costs and expenses                         2,129,189        1,014,156
                                                  ------------     ------------

Loss from operations                                (1,918,004)        (838,279)
                                                  ------------     ------------

Other expenses (incomes):
  Interest expense                                      (3,776)          (4,748)
                                                  ------------     ------------

    Total other expense                                 (3,776)          (4,748)
                                                  ------------     ------------

NET LOSS                                          $ (1,921,780)    $   (833,531)
                                                  ============     ============

Weighted average number of common shares
 outstanding-basic & diluted                        18,282,808       18,257,808
                                                  ============     ============

Basic and diluted loss per common share           $      (0.11)    $      (0.05)
                                                  ============     ============










The accompanying notes are an integral part of the consolidated financial statements.

                      ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY



                                                Common Stock           Additional
                                           ------------------------     Paid-in        Deferred     Accumulated
                                             Shares        Amount       Capital      Compensation      Deficit        Total
                                           -----------    ---------   -----------    ------------  ------------    -----------
Balance - December 31, 2005                 19,459,735    $  19,459   $ 5,709,343    $  (53,437)   $ (5,882,005)   $  (206,640)

Issuance of common stock for investments     2,232,500        2,232       890,768             -               -        893,000
Issuance of options for services                     -            -             -             -               -              -
Issuance of restricted common stock at
  $.40 per share                               300,000          300       119,700       (13,333)              -        106,667
Amortization of deferred compensation                -            -             -        53,437               -         53,437
Net loss                                             -            -             -             -        (833,531)      (833,531)
                                           -----------    ---------   -----------    ----------    ------------    -----------

Balance - December 31, 2006                 21,992,235    $  21,991   $ 6,719,811    $  (13,333)   $ (6,715,536)   $    12,933

Issuance of options for accrued salary               -            -       360,000             -               -        360,000
Issunace of options for services                     -            -        86,676             -               -         86,676
Issuance of common stock for
  consulting services                          100,000          100        39,900       (13,333)              -         26,667
Extension of options issued                          -            -       697,500             -               -        697,500
Amortization of deferred compensation                -            -             -        13,333               -         13,333
Issuance of common stock                       780,000          780       467,220             -               -        468,000
Amortization of deferred compensation                -            -             -        13,333               -         13,333
Issuance of common stock                       250,000          250       149,750             -               -        150,000

Net loss                                             -            -             -             -      (1,921,780)    (1,921,780)
                                           -----------    ---------   -----------    ----------    ------------    -----------

Balance - December 31, 2007                 23,122,235    $  23,121   $ 8,520,857    $        -    $ (8,637,316)   $   (93,338)
                                           ===========    =========   ===========    ==========    ============    ===========


















The accompanying notes are an integral part of the consolidated financial statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the Years Ended December 31,
                                                                               --------------------------------
                                                                                   2007               2006
                                                                               -----------         ------------
Cash Flows From Operating Activities:
Net loss                                                                       $(1,921,780)        $  (833,531)
Adjustments to reconcile net loss to net
cash used by operating activities:
  Depreciation                                                                      11,880                 583
  Common stock issued for services                                                  40,000             120,000
  Amortization of deferred compensation                                                  -              53,437
  Deferred compensation                                                             13,333             (13,333)
  Common stock options issued for accrued salary                                    60,000
  Issuance of common stock consulting services                                      86,676                   -
  Extension of stock options issued                                                697,500                   -
Changes in assets and liabilities:
  Accounts receivable                                                               61,341             (61,341)
  Inventory                                                                        (97,121)            (72,112)
  Accounts payable and accrued expenses                                            305,117             226,999
                                                                               -----------         -----------

     Net cash used in operating activities                                        (743,054)           (579,298)
                                                                               -----------         -----------

Cash Flows From Investing Activities:
  Purchase of equipment                                                           (233,367)                 -
  Purchase of other assets                                                          (3,695)
                                                                               -----------         -----------

     Net cash provided by investing activities                                    (237,062)                 -
                                                                               -----------         -----------

Cash Flows From Financing Activities:
  Proceeds from issuance of notes payable, net                                     172,789                   -
  Proceeds from sales of common stock                                              618,000             893,000
                                                                               -----------         -----------

  Net cash provided by financing activities                                        790,789             893,000
                                                                               -----------         -----------

    Net increase (decrease) in cash and cash equivalents                          (189,327)            313,702

    Cash and cash equivalents, beginning of period                                 390,393              76,691
                                                                               -----------         -----------

    Cash and cash equivalents, end of period                                   $   201,066         $   390,393
                                                                               ===========         ===========

Supplemental Disclosures

    Cash paid during the year for interest                                     $         -         $         -
                                                                               ===========         ===========
    Cash paid during the year for taxes                                        $         -         $         -
                                                                               ===========         ===========
    Common stock options issued for conversion of accrued salary               $   360,000         $         -
                                                                               ===========         ===========
    Common stock options issued for services                                   $    86,676         $         -
                                                                               ===========         ===========
    Common stock issued for consulting services                                $    40,000         $   120,000
                                                                               ===========         ===========
    Extension of common stock options                                          $   697,500         $         -
                                                                               ===========         ===========



The accompanying notes are an integral part of the consolidated financial statements.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


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

NOTE B - GOING CONCERN

The Company has experienced net losses, has negative cash flows from operating activities, and has to raise capital to sustain operations. There is no assurance that the Company's developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve a level of revenue sufficient to provide cash inflows to sustain operations. The Company will continue to require the infusion of capital until operations become profitable. During 2008, the Company anticipates seeking additional capital, increasing sales of the Voraxial(R) Separator and continuing to restrict expenditures. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

Revenue Recognition
-------------------
The Company derives its revenue from the sale and short-term rental of the Voraxial (R) Separator. The Company presents revenue in accordance with Staff Accounting Bulletin (SAB) No. 104 "Revenue Recognition in Financial Statements". Under SAB 104, revenue is realized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured.

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer acceptance, revenue is deferred until we have evidence of customer acceptance and all terms of the agreement have been complied with. There were no agreements with such provisions as of December 31, 2007.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually three to six months.

Fair Value of Instruments
-------------------------
The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at December 31, 2007, approximate their fair value because of their relatively short-term nature.

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

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

Net Loss Per Share
------------------
Basic and diluted loss per share has been computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. The warrants and stock options have been excluded from the calculation since they would be anti-dilutive.

Such equity instruments may have a dilutive effect in the future and include the following potential common shares:

                  Warrants                          5,589,367
                  Stock options                     6,335,666
                                                   ----------
                                                   11,925,033
                                                   ==========
Income Taxes
------------
Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Research and Development Expenses
---------------------------------
Research and development costs, which consist of travel expenses, consulting fees, subcontractors and salaries are expensed as incurred.

Advertising Costs
-----------------
Advertising costs are expensed as incurred and are included in general and administrative expenses. Amounts incurred for advertising were not material as of December 31, 2007 or 2006.

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

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


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

Accounting for the Impairment of Long-Lived Assets
--------------------------------------------------

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets in 2007.

Recent Accounting Pronouncements
--------------------------------

Accounting changes and error corrections
----------------------------------------

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has adopted SFAS 154 in the first quarter of fiscal year 2006 and does not expect it to have a material impact on its consolidated results of operations and financial condition.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


Fair value measurements
-----------------------

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2006 and has been adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect that its adoption of SFAS 157 will materially impact its consolidated results of operations and financial condition.

Accounting for uncertainty in income taxes
------------------------------------------

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN
48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2007. The Company does not expect that its adoption of FIN 48 will have a material effect on its consolidated results of operations and financial condition.

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

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

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

FSP FAS 123(R)-5
----------------

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

Business Combinations
---------------------

In December, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), "Business Combinations" (hereinafter "SFAS No. 141 (revised 2007)"). This statement establishes principles and requirements for how an acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The scope of SFAS No. 141 (revised 2007) is broader than the scope of SFAS No. 141, which it replaces. The effective date of SFAS No. 141 (revised 2007) is for all acquisitions in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement has no immediate material effect on the Company's consolidated financial condition or results of operations.

Noncontrolling Interests in Consolidated Financial Statements - an amendment of
-------------------------------------------------------------------------------
ARB 51
------

In December, 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" (hereinafter "SFAS No. 160"). This statement establishes accounting and reporting standards that require a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position with equity, but separate from the parent's equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, c) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of this standard is for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this statement had no immediate material effect on the Company's consolidated financial condition or results of operations.

NOTE D - CONCENTRATION OF CREDIT RISK

One customer accounted for approximately 63% of revenue for the years end December 31, 2007. There were no outstanding receivables from this customer as of December 31, 2007.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE E - FIXED ASSETS

Fixed assets as of December 31, 2007 consists of:
                                                                  2007
                                                           -----------------
Machinery and equipment                                    $         500,666
Furniture and fixtures                                                14,498
                                                           -----------------
Total                                                                515,164
Less:  accumulated depreciation                                     (288,922)
                                                           -----------------
Fixed Assets, net                                          $         226,242
                                                           =================

Depreciation expense for the years ended December 31, 2007 and 2006 amounted to $11,880 and $583 respectively.

NOTE F - NOTES PAYABLE

Notes payable to finance companies, due in monthly
installments of $3,695, including principal and
interest at prime plus .25% collateralized by
certain equipment                                          $         172,789

Less current portion                                                 (30,836)
                                                           -----------------
Long term debt                                             $         141,953
                                                           =================

The Company has recorded interest expense of $3,776 for the year ended December 31, 2007.

Payments of long term debt over the next five years are due as follows:

                               Year Ending
                               2008                         $         33,561
                               2009                                   36,528
                               2010                                   39,757
                               2011                                   32,107
                                                            ----------------
                               Thereafter                   $        141,953
                                                            ================

NOTE G - RELATED PARTY TRANSACTIONS

For the year ended December 31, 2007, the Company incurred consulting expenses from the chief executive officer and majority stockholder of the Company of $250,000. Of these amounts, $120,000 has been paid out for the year ended December 31, 2007. The unpaid balance has been included in accrued expenses.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE H - CAPITAL TRANSACTIONS

Common stock
------------

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

During the year ended December 31, 2007 the Company sold 780,000 shares of common stock for $.60 per share in a private placement offering. Total proceeds from the sale were $468,000.

During the year ended December 31, 2007 the Company sold 250,000 shares of common stock for $.60 per share in a private placement offering. Total proceeds from the sale were $150,000.

Warrants
--------

In January 2007, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 243,200 shares of common stock issued in 2000 for a period of one year. The warrants now expire in February 2008. The purchase price of these warrants ranges from $6.00 - $9.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of five years. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of December 31, 2007.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

In January 2007, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 200,000 shares of common stock issued in 2001 for a period of one year. The warrants now expire in April 2008. The purchase price of the stock under these warrants ranges from $3.00-$4.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of five years. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of December 31, 2007.

In October 2007, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 1,033,333 shares of common stock issued in 2002 for a period of one year. The warrants now expire in October 2008. The purchase price of these warrants ranges from $1.00 - $1.25 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of one years. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of December 31, 2007.

In January 2005, the Company entered into a one-year consulting agreement with its former Chief Operating Officer for engineering design, marketing and sales of Company products and services. Pursuant to this agreement, the Company granted 50,000 warrants to this individual exercisable at $1.00 per share. These warrants vest equally in 12 traunches over a period of one year commencing in January, 2005 and expire in January 2008. The Company calculated the fair value of the warrants at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 133%; risk-free interest rate of 3% and an expected life of 3 years, resulting in a fair value of approximately $21,000. During 2008, the warrants were extended for a one year period. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of one year. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of December 31, 2007.

Information with respect to warrants outstanding and exercisable at December 31, 2007 is as follows:

                                   Number     Range of Exercise       Number
                                 Outstanding        Price          Exercisable
-------------------------------------------------------------------------------
Balance, December 31, 2006       5,589,367      $0.75 - $9.00        5,389,367
Issued                                   -                                   -

-------------------------------------------------------------------------------
Balance, December 31, 2007       5,589,367        $0.75-$9.00        5,389,367
-------------------------------------------------------------------------------

Options extended
----------------

In January 2007, the Company extended the exercisable life of certain options

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

issued to an employee and consultant to purchase an aggregate of 2,000,000 shares of common stock issued in 2002 for a period of five years. The options continue to be exercisable at $0.15 per share, fully vested and now expire on January 31, 2012. The Company calculated the fair value of the options at the extended grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of five years. This result in fair value of approximately $687,000, which has been recorded as compensation expense for the year ended December 31, 2007.

In January 2007, the Company extended the exercisable life of certain options issued to an employee and consultant to purchase an aggregate of 200,000 shares of common stock issued in 2002 for a period of five years. The options continue to be exercisable at $0.77 per share, fully vested and now expire on January 31, 2012. The Company calculated the fair value of the options at the extended grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of five years. No fair value was associated with these options as a result and no adjustment has been made to the financial statements as of December 31, 2007.

In January 2007, the Company extended the exercisable life of certain options issued an employee to purchase an aggregate of 45,000 shares of common stock issued in 2001 for a period of five years. The options now expire in February 2011. These options are fully vested and continue to be exercisable at $0.30 per share. The Company calculated the fair value of the options at the extended grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of five years. This resulted in a fair value of approximately $10,500, which has been recorded as compensation expense for the year ended December 31, 2007.

Options granted
---------------

In January 2007, the Company granted 2,000,000 stock options to officers to reduce the amount of accrued salaries and consulting fees due to them by $300,000. The options are exercisable at $0.40 per share. These options are fully vested and expire on January 31, 2012. The Company calculated the fair value of the options at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of five years. This results in a fair value of approximately $360,000, of which $300,000 was previously recorded as compensation expense. The remaining $60,000 has been recorded as compensation expense for the year ended December 31, 2007.

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

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

In January 2007, the Company issued 375,000 stock options to a consultant, exercisable at $0.80 -$1.00 per share. These options are fully vested and expire on October 31, 2007. The Company calculated the fair value of the options at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of 10 months. Based on the above, the options were not considered to have a fair value associated with them. These options have expired as of December 31, 2007.

Information with respect to employee stock options outstanding and employee stock options exercisable at December 31, 2007 is as follows:

---------------------------------------------------------------------------------------------------------------
                                                                                               Weighted Average
                                                                                                Exercise Price
                                           Options           Vested       Exercise Price Per      Per Option
                                         Outstanding         Shares          Common Share        Outstanding
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 2006                   3,729,666         3,709,666         $0.15-$1.00           $0.52
---------------------------------------------------------------------------------------------------------------
Granted/vested during the year ended
December 31, 2007                            2,981,000         2,981,000               $0.40           $0.40
---------------------------------------------------------------------------------------------------------------
Expired during 2007                           (375,000)         (375,000)        ($.80-$1.00)          ($.90)
---------------------------------------------------------------------------------------------------------------

Balance, December 31, 2007                   6,335,666         5,830,866         $0.15-$1.00           $0.46
---------------------------------------------------------------------------------------------------------------

The following table summarizes information about the stock options outstanding at December 31, 2007:

------------------------------------------------------------------------------------------------------------------
                                          Weighted
                          Number           Average
                      Outstanding at      Remaining         Weighted
     Exercise          December 31,      Contractual        Average        Number Exercisable   Weighted Average
       Price               2007             Life         Exercise Price   at December 31, 2007   Exercise Price
------------------------------------------------------------------------------------------------------------------
         0.30            45,000             3.25              0.30                45,000               0.30
------------------------------------------------------------------------------------------------------------
         0.77           200,000             4.25              0.77               200,000               0.77
------------------------------------------------------------------------------------------------------------
         0.15         2,000,000             4.25              0.15             2,000,000               0.15
------------------------------------------------------------------------------------------------------------
         1.00            10,000              .08              1.00                10,000               1.00
------------------------------------------------------------------------------------------------------------
         0.60           697,333             1.25              0.60               697,333               0.60
------------------------------------------------------------------------------------------------------------
         1.00           697,333             1.25              1.00               697,333               1.00
------------------------------------------------------------------------------------------------------------
         1.00            50,000             3.00              1.00                50,000               1.00
------------------------------------------------------------------------------------------------------------
         0.71            30,000              .25              0.71                30,000               0.71
         0.40         2,606,000             4.25              0.40             2,981,000               0.40
                      ---------                                                ---------
                      6,335,666                                                6,335,666
                      ---------                                                ---------
------------------------------------------------------------------------------------------------------------

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE I -   INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2007 and 2006 consist of the following:

                                                     December 31,
                                           -----------------------------
                                               2007            2006
                                           --------------  -------------
           Current:
                    Federal                $            -  $           -
                    State                  $            -              -
                                           --------------  -------------
                                                        -              -
           Deferred:
                    Federal                $     (653,500) $    (283,560)
                    State                        (115,300)       (50,040)
                                           --------------  -------------
                                                 (768,800)      (333,600)
           Benefit from the operating
              loss carryforward                   768,800        333,600
                                           --------------  -------------
           Benefit for income taxes, net   $            -  $           -
                                           ==============  =============

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

                                                     December 31,
                                              --------------------------
                                                 2007            2006
                                              -----------     ----------
           Statutory federal income tax rate      34.0%          34.0%
           Decrease in valuation allowance       (40.0)%        (40.0)%
           State income taxes                      6.0%           6.0%
                                              -----------     ----------
           Effective tax rate                       (0)%           (0)%
                                              ===========     ==========

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The net deferred tax assets and liabilities are comprised of the following:

                                                            2007
                                                       ---------------
           Deferred income tax asset:
             Net operating loss carry-forwards         $     3,454,800
              Valuation allowance                           (3,454,800)
                                                       ---------------
            Deferred income tax asset                  $             -
                                                       ===============

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

                                                                   2007
                                                           -------------------
                  Deferred tax assets
                           Current                         $                 -
                           Non-current                               3,454,800
                                                           -------------------
                     Net deferred income tax asset         $         3,454,800
                                                           ===================

The Company has a net operating loss carryforward of approximately $8,637,000 available to offset future taxable income through 2019.

The Company has made a 100% valuation allowance of the deferred income tax asset at December 31, 2006, as it is not expected that the deferred tax assets will be realized. The net increase in valuation allowance during the year ended December 31, 2006 was $336,000.

NOTE J - COMMITMENTS AND CONTINGENCIES

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

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

Operating Lease
---------------
The Company leases office and warehouse space in Ft. Lauderdale, Florida under a business lease agreement for a three-year term ending in August 2007. The Company has extended the lease for an additional twelve months, with the option to cancel the lease with sufficient notice. The Company expects to pay approximately $49,000 toward this lease in 2008 prior to its expiration in August 2008.

Rent expense charged to operations amounted to $71,752 in 2007.