Form 10-Q
period 2008-03-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2008-05-15
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                  For the quarterly period ended March 31, 2008

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

         For the transition period from _____________ to ______________

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

      ---------------------------------------------------------------------
      (Former Name, former address and former fiscal year, if changed since last Report.)

Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer [ ]                            Accelerated filer [ ]
   Non-accelerated filer   [ ] (Do not check if a smaller reporting company)
   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2008, we had 23,549,801 shares of our Common Stock outstanding.

                                                 INDEX

PART I.      CONSOLIDATED CONDENSED FINANCIAL INFORMATION
-------      --------------------------------------------

Item 1.      Condensed Consolidated Financial Statements..............................................          3
             Condensed Consolidated Balance Sheet.....................................................          3
             Condensed Consolidated Statements of Operations..........................................          4
             Condensed Consolidated Statements of Cash Flows .........................................          5
             Notes to Condensed Consolidated Financial Statements.....................................          6
Item 2.      Management's Discussion and Analysis and Plan of
               Operation..............................................................................          13
Item 3.      Quantitative and Qualitative Disclosures About Market Risk...............................          15
Item 4T.     Controls and Procedures..................................................................          15

PART II.     OTHER INFORMATION
--------     -----------------

Item 1.      Legal Proceedings........................................................................          16
Item 1A.     Risk Factors.............................................................................          16
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds..............................          16
Item 3.      Defaults Upon Senior Securities..........................................................          16
Item 4.      Submission of Matters to a Vote of Security Holders......................................          16
Item 5.      Other Information........................................................................          16
Item 6.      Exhibits.................................................................................          16

Signatures   .........................................................................................          17

                   PART I: CONSOLIDATED FINANCIAL INFORMATION
                   ------------------------------------------

Item 1.  Financial Statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                               March 31,            December 31,
                                                                                 2008                  2007
                                                                             ------------          -------------
                               ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                  $   201,875            $   201,066
  Accounts receivable, net                                                         3,500                     --
  Inventory, net                                                                 295,267                295,267
                                                                             -----------            -----------

     Total current assets                                                        500,642                496,333

FIXED ASSETS, NET                                                                220,580                226,242

OTHER ASSETS                                                                      13,695                 13,695
                                                                             -----------            -----------

     Total assets                                                            $   734,917            $   736,270
                                                                             ===========            ===========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                      $   789,024            $   656,819
  Current portion of note payable                                                 30,836                 30,836
                                                                             -----------            -----------

  Total current liabilities                                                      819,860                687,655


LONG TERM NOTE PAYABLE                                                           130,868                141,953
                                                                             -----------            -----------

  Total liabilities                                                              950,728                829,608
                                                                             -----------            -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY:
Common stock, $.001 par value, 42,750,000
  shares authorized 23,549,801 and
  23,122,135 shares issued and oustanding
  as of March 31, 2008 and December 31, 2007                                      23,538                 23,121
Additional paid-in capital                                                     8,770,441              8,520,857
Accumulated deficit                                                           (9,009,790)            (8,637,316)
                                                                             -----------            -----------

  Total shareholders' deficiency                                                (215,811)               (93,338)
                                                                             -----------            -----------

  Total liabilities and shareholders' deficiency                             $   734,917            $   736,270
                                                                             ===========            ===========

The accompanying notes are an integral part of the consolidated financial statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                     Three Months Ended March 31,
                                                                       2008              2007
                                                                                     (as restated)
                                                                     ------------    ------------
Revenues, net                                                        $      3,500    $     53,631

Cost of goods sold                                                             --          11,686
                                                                     ------------    ------------

Gross profit                                                                3,500          41,945

Costs and operating expenses:
  Research and development                                                198,975          82,595
  General and administrative                                              176,998       1,086,494
                                                                     ------------    ------------


     Total costs and operating expenses                                   375,973       1,169,089
                                                                     ------------    ------------

Loss from operations                                                     (372,473)     (1,127,144)

Provision for income taxes                                                     --              --
                                                                     ------------    ------------

NET LOSS                                                             $   (372,473)   $ (1,127,144)
                                                                     ============    ============

Weighted average number of common shares
  outstanding-basic & diluted                                          21,267,509      21,125,568
                                                                     ============    ============

Basic and diluted loss per common share                              $      (0.02)   $      (0.02)
                                                                     ============    ============























The accompanying notes are an integral part of the consolidated financial statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the Three Months Ended March 31,
                                                                          2008                2007
                                                                                          (as restated)
                                                                      ---------------   -----------------
Cash Flows From Operating Activities:
Net loss                                                                 $  (372,473)        $(1,127,144)
Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation                                                                 5,662                 278
  Common stock issued for services                                                --                  99
  Amortization of deferred compensation                                           --              13,333
  Deferred compensation                                                           --              26,667
  Issuance of common stock consulting services                                    --             446,676
  Extension of stock options issued                                               --             697,500
Changes in assets and liabilities:
  Accounts receivable                                                         (3,500)           (123,866)
  Inventory                                                                       --             (91,017)
  Accounts payable and accrued expenses                                      132,204              (2,390)
                                                                         -----------         -----------

      Net cash used in operating activities                                 (238,107)           (159,864)
                                                                         -----------         -----------

Cash Flows From Investing Activities:
  Purchase of equipment                                                           --              (5,294)
                                                                         -----------         -----------

      Net cash used by investing activities                                       --              (5,294)
                                                                         -----------         -----------

Cash Flows From Financing Activities:
  Repayments toward notes payable                                            (11,085)                 --
  Proceeds from sales of common stock                                        250,001                  --
                                                                         -----------         -----------

  Net cash provided by financing activities                                  238,916                  --
                                                                         -----------         -----------

     Net increase (decrease) in cash and cash equivalents                        809            (165,158)

     Cash and cash equivalents, beginning of period                          201,066             390,393
                                                                         -----------         -----------

     Cash and cash equivalents, end of period                            $   201,875         $   225,235
                                                                         ===========         ===========

Supplemental Disclosures

     Cash paid during the year for interest                              $        --         $        --
                                                                         ===========         ===========
     Cash paid during the year for taxes                                 $        --         $        --
                                                                         ===========         ===========
     Common stock options issued for accrued salaries                    $        --         $   360,000
                                                                         ===========         ===========
     Common stock issued for consulting services                         $        --         $    86,676
                                                                         ===========         ===========
     Common stock issued for consulting services
       and deferred compensation                                         $        --         $    40,000
                                                                         ===========         ===========
     Extension of stock options                                          $        --         $   697,500
                                                                         ===========         ===========

The accompanying notes are an integral part of the consolidated financial statements.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

NOTE A - ORGANIZATION AND OPERATIONS

Organization
------------
Enviro Voraxial Technology, Inc. (the "Company") is a provider of environmental and industrial separation technology. The Company has developed and patented the Voraxial(R) Separator, which is a technology that efficiently separates liquid/liquid, liquid/solid or liquid/liquid/solid fluid streams with distinct specific gravities. Potential commercial applications and markets include oil exploration and production, oil refineries, mining, manufacturing and municipal wastewater industry. The Company currently operates within one segment, which is the manufacture and sale of the Voraxial(R) Separator.

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
----------------------------

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2007 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of March 31, 2008 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer acceptance, revenue is deferred until we have evidence of customer acceptance and all terms of the agreement have been complied with. There were no agreements with such provisions as of March 31, 2008.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually three to six months.

Fair Value of Instruments
-------------------------
The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at March 31, 2008, approximate their fair value because of their relatively short-term nature.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate limits.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

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

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

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

Accounting for the Impairment of Long-Lived Assets
--------------------------------------------------

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets in 2008 or 2007.

Recent accounting pronouncements
--------------------------------

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities," an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company's consolidated financial statements.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

Determination of the Useful Life of Intangible Assets
-----------------------------------------------------

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets,", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under FASB 142 "Goodwill and Other Intangible Assets". The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) "Business Combinations" and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

NOTE D - CONCENTRATION OF CREDIT RISK

One customer accounted for approximately 100% and 63% of revenue for three months ended March 31, 2008 and 2007. As of March 31, 2008 and 2007, there was $3,500 and $0 in outstanding receivables from this customer.

NOTE E - RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2008, the Company incurred consulting expenses from the chief executive officer and majority stockholder of the Company of $78,860. Of these amounts, $28,485 has been paid out for the three moths ended March 31, 2008. The unpaid balance has been included in accrued expenses.

NOTE F - CAPITAL TRANSACTIONS

Common stock
------------

During the three months ended March 31, 2008 the Company sold 416,666 shares of restricted common stock for $.60 per share in a private placement offering. Total proceeds from the sale were $250,000. The shares contain legends restricting their transferability absent registration or applicable exemption.

Warrants
--------

In January 2008, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 243,200 shares of common stock issued in 2000 for a period of one year. The warrants now expire in February 2009. The purchase price of these warrants ranges from $6.00 - $9.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of five years. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of March 31, 2008.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

In January 2008, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 200,000 shares of common stock issued in 2001 for a period of one year. The warrants now expire in April 2009. The purchase price of the stock under these warrants ranges from $3.00-$4.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 25%; risk-free interest rate of 5% and an expected life of five years. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of March 31, 2008.

Information with respect to warrants outstanding and exercisable at March 31, 2008 is as follows:

-----------------------------------------------------------------------------------------------------------
                                                       Number          Range of Exercise          Number
                                                     Outstanding             Price             Exercisable
-----------------------------------------------------------------------------------------------------------
Balance, December 31, 2006                             5,589,367         $0.75 - $9.00           5,389,367
-----------------------------------------------------------------------------------------------------------
Issued                                                         -                                         -
-----------------------------------------------------------------------------------------------------------
Balance, March 31, 2008                                5,589,367           $0.75-$9.00           5,389,367
-----------------------------------------------------------------------------------------------------------

Information with respect to employee stock options outstanding and employee stock options exercisable at March 31, 2008 is as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                                                 Weighted Average
                                                                                                 Exercise Price
                                              Options         Vested       Exercise Price Per       Per Option
                                            Outstanding       Shares          Common Share         Outstanding
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 2006                   3,729,666         3,709,666         $0.15-$1.00               $0.52
-----------------------------------------------------------------------------------------------------------------
Granted/vested during the year ended
December 31,2007                             2,981,000         2,981,000               $0.40               $0.40
-----------------------------------------------------------------------------------------------------------------
Expired during 2007                           (375,000)         (375,000)        ($.80-$1.00)              ($.90)
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Balance, March 31, 2008                      6,335,666         5,830,866         $0.15-$1.00               $0.46
-----------------------------------------------------------------------------------------------------------------

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


The following table summarizes information about the stock options outstanding at March 31, 2008:

----------------------------------------------------------------------------------------------------------------
                                          Weighted
                                           Average
                          Number          Remaining        Weighted
     Exercise         Outstanding at     Contractual        Average        Number Exercisable   Weighted Average
       Price          March 31, 2008        Life         Exercise Price    at March 31, 2008     Exercise Price
----------------------------------------------------------------------------------------------------------------
          0.30            45,000             3.25              0.30                45,000               0.30
----------------------------------------------------------------------------------------------------------------
          0.77           200,000             4.25              0.77               200,000               0.77
----------------------------------------------------------------------------------------------------------------
          0.15         2,000,000             4.25              0.15             2,000,000               0.15
----------------------------------------------------------------------------------------------------------------
          1.00            10,000              .08              1.00                10,000               1.00
----------------------------------------------------------------------------------------------------------------
          0.60           697,333             1.25              0.60               697,333               0.60
----------------------------------------------------------------------------------------------------------------
          1.00           697,333             1.25              1.00               697,333               1.00
----------------------------------------------------------------------------------------------------------------
          1.00            50,000             3.00              1.00                50,000               1.00
----------------------------------------------------------------------------------------------------------------
          0.71            30,000              .25              0.71                30,000               0.71
          0.40         2,606,000             4.25              0.40             2,981,000               0.40
                       ---------                                                ---------
                       6,335,666                                                6,335,666
                       ---------                                                ---------
----------------------------------------------------------------------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Plan of
Operations

General

Forward-Looking Statements
--------------------------

The following discussion of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Enviro Voraxial Technology, Inc. is referred to herein as "the Company", "we" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Application of Critical Accounting Policies
-------------------------------------------

The Company's consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of these significant accounting policies can be found in Note B to the Company's financial statements in the Company's 2007 Annual Report on Form 10-KSB. The Company has not adopted any significant new policies during the quarter ended March 31, 2008.

Among the significant judgments made in preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and adjustments of inventory valuations. These adjustments are made each quarter in the ordinary course of accounting.

Results of Operations for the Three Months ended March 31, 2008 and 2007:

Revenue
-------

Our revenues were $4,012 for the three months ended March 31, 2008 as compared to $53,631 for the three months ended March 31, 2007. The Company is currently working on numerous opportunities with customers for slop-oil treatment, produced water and refinery applications; however sales to these customers have yet to materialize. The Company continues to focus on its sales and marketing program for the Voraxial(R) Separator and management believes such efforts will result in increasing revenues in 2008.

Cost of Goods Sold
------------------

Our cost of goods sold decreased to zero for the three months ended March 31, 2008 as compared to $11,686 for the three months ended March 31, 2007, a decrease of $11,686, which is a directly related to the decrease in revenues reflected above.

Research and Development Expenses
---------------------------------

Research and Development expenses increased by approximately 141% to $198,975 for the three months ended March 31, 2008, as compared to $82,595 for the previous three months ended March 31, 2007. Although the Company has finalized the development of the Voraxial(R) Separator, we targeted expenditures for specific applications for the technology within the oil industry during the three months ended March 31, 2008.

General and Administrative Expenses
-----------------------------------

General and Administrative expenses decreased approximately 84% to $177,510 for the three months ended March 31, 2008 from $1,086,494 for the three months ended March 31, 2007. The decrease was primarily due to a non-cash expenses relating to the issuance of options to employees and consultants in 2007. We continue to focus our efforts on marketing of the Voraxial(R) Separator.

Liquidity and Capital Resources:
--------------------------------

Cash at March 31, 2008 was $201,875. Working capital deficit at March 31, 2008 was $319,218 as compared to a working capital deficit at December 31, 2007 of approximately $191,322.

At March 31, 2008 the Company had an accumulated deficit of $9,009,790. We anticipate generating positive cash flow from the Voraxial(R) Separator by the end of 2008. To the extent such revenues and corresponding cash flows do not materialize, we will require infusion of capital to sustain our operations. We cannot be assured that we will generate revenues or that the level of any future revenues will be self-sustaining.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting company.

Item 4T. Controls and Procedures

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

                           PART II: OTHER INFORMATION
                           --------------------------

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the three month period ended March 31, 2008, the Company received $250,000 from an institution that purchased an aggregate of 416,666 shares of the Company's restricted common stock at $0.60 per share. The institution was deemed to be an accredited investor. The issuances were exempt from registration under Section 4(2) of the Securities Act. The investor received information concerning the Company and had the opportunity to ask questions concerning the viability of the Company. The shares contain legends restricting their transferability absent registration or applicable exemption.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits

         Exhibits required by Item 601 of Regulation S-K

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

DATED:  May 15, 2008