Form 10-Q
period 2008-06-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2008-08-14
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from_________ to_________

Commission File Number: 0-27445

Enviro Voraxial Technology, Inc.

(Exact name of Small Business Issuer as specified in its Charter)

IDAHO	82-0266517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

821 NW 57th Place, Fort Lauderdale, Florida 33309
(Address of principal executive offices)

(954) 958-9968

(Issuer's telephone number)

(Former Name, former address and former fiscal year, if changed since last Report.)

Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 30, 2008, we had 24,038,801 shares of our Common Stock outstanding.

INDEX

PART I.     CONSOLIDATED CONDENSED FINANCIAL INFORMATION                                                                                3

Item 1.     Consolidated Condensed Financial Statements                                                                                                      3

                Condensed Consolidated Balance Sheet – June 30, 2008 (Unaudited)                                                                     3

                Condensed Consolidated Statements of Operations for the Three
                   Months and Six Months Ended June 30, 2008 and 2007 (Unaudited)                                                                    4

                Condensed Consolidated Statements of Cash Flows for the
                   Six Months Ended June 30, 2008 and 2007 (Unaudited)                                                                                      5

                Notes to Condensed Consolidated Financial Statements (Unaudited)                                                                       6

Item 2.     Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                                                                                                      15

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                                                                    17

Item 4T.     Controls and Procedures                                                                                                                                    18

PART II.     OTHER INFORMATION                                                                                                                                    19

Item 1.     Legal Proceedings                                                                                                                                               19

Item 1A.   Risk Factors

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                                                                       19
Item 3.     Default Upon Senior Securities                                                                                                                              19
Item 4.     Submission of Matters to a Vote of Securities                                                                                                         19
Item 5.     Other Information                                                                                                                                                  19
Item 6.     Exhibits                                                                                                                                                               19
Signatures 20

PART I. CONSOLIDATED CONDENSED FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$183,796	$201,066
Accounts receivable, net	-	-
Inventory, net	295,267	295,267

Total current assets	479,063	496,333

FIXED ASSETS, NET	214,917	226,242

OTHER ASSETS	13,695	13,695

Total assets	$707,675	$736,270

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$941,241	$656,819
Current portion of note payable	30,836	30,836

Total current liabilities	972,077	687,655

LONG TERM NOTE PAYABLE	126,861	141,953

Total liabilities	1,098,938	829,608

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY:
Common stock, $.001 par value, 42,750,000 shares authorized 23,549,801 and 24,038,801 shares issued and oustanding as of June 30, 2008 and December 31, 2007

	24,038	23,121
Additional paid-in capital	9,019,941	8,520,857
Accumulated deficit	(9,435,242)	(8,637,316)

Total shareholders' deficiency	(391,263)	(93,338)

Total liabilities and shareholders' deficiency	$707,675	$736,270

The accompanying notes are an integral part of the consolidated financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, Six Months Ended June 30,
	2008	2007	2008	2007
		(Restated)		(Restated)

Revenues, net	$-	$210,527	$ 3,500	$264,158

Cost of goods sold	-	25,071	-	36,577

Gross profit (loss)	-	185,456	3,500	227,581

Costs and operating expenses:
Research and development	185,785	87,253	384,760	169,848
General and administrative	232,573	114,956	409,571	1,201,630

Total costs and operating expenses	418,358	202,209	794,331	1,371,478

Loss from operations	(418,358)	(16,753)	(790,831)	(1,143,897)

Other expenses (incomes):
Interest expense	(7,095)	-	(7,095)	-

Total other expense	(7,095)	-	(7,095)	-

Provision for income taxes	-	-	-	-

NET LOSS	$(425,453)	$(16,753)	$ (797,926)	$(1,143,897)

Weighted average number of common shares
outstanding-basic & diluted	23,684,635	22,236,960	23,684,635	21,676,264

Basic and diluted loss per common share	$(0.02)	$(0.00)	$ (0.03)	$(0.05)

The accompanying notes are an integral part of the consolidated financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2008	2007
		(Restated)
Cash Flows From Operating Activities:
Net loss	$ (797,926)	$ (1,143,897)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	11,325	556
Common stock issued for services	-	40,000
Amortization of deferred compensation	-	-
Deferred compensation	-	13,333
Issuance of common stock consulting services	-	446,676
Extension of stock options issued		697,500
Changes in assets and liabilities:
Accounts receivable	-	(8,075)
Inventory	-	(197,127)
Accounts payable and accrued expenses	284,423	(109,333)

Net cash used in operating activities	(502,178)	(260,367)

Cash Flows From Investing Activities:
Purchase of equipment	-	(5,294)

Net cash used by investing activities	-	(5,294)

Cash Flows From Financing Activities:
Repayments toward notes payable	(15,092)	-
Issuance of options for reduction in accrued salaries	-	-
Proceeds from sales of common stock	500,000	468,000

Net cash provided by financing activities	484,908	468,000

Net increase (decrease) in cash and cash equivalents	(17,270)	202,339

Cash and cash equivalents, beginning of period	201,066	390,393

Cash and cash equivalents, end of period	$ 183,796	$ 592,732

Supplemental Disclosures

Cash paid during the year for interest	$ -	$ -
Cash paid during the year for taxes	$ -	$ -
Common stock options issued for accrued salaries	$ -	$ 360,000
Common stock issued for consulting services	$ -	$ 86,676
Common stock issued for consulting services deferred compensation	$ -	$ 40,000
Extension of stock options	$ -	$ 697,500

The accompanying notes are an integral part of the consolidated financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE A - ORGANIZATION AND OPERATIONS

Organization

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2007 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of June 30, 2008 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

 Principles of Consolidation

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer acceptance, revenue is deferred until we have evidence of customer acceptance and all terms of the agreement have been complied with. There were no agreements with such provisions as of June 30, 2008.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually three to six months.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at June 30, 2008, approximate their fair value because of their relatively short-term nature.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate limits.

Inventory

Inventory consists of components for the Voraxial(R) Separator and is priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of June 30, 2008, there were no such components held by third parties.

Fixed Assets

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
11,925,033

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Income Taxes

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

Stock-Based Compensation

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
JUNE 30, 2008

Accounting for the Impairment of Long-Lived Assets

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

Determination of the Useful Life of Intangible Assets

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

NOTE D - CONCENTRATION OF CREDIT RISK

One customer accounted for approximately 100% and 63% of revenue for the six months ended June 30, 2008 and 2007. As of June 30, 2008 and 2007, there was $0 and $69,416 in outstanding receivables from this customer.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE E - RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2008, the Company incurred consulting expenses from the chief executive officer and majority stockholder of the Company of $155,110. Of these amounts, $54,485 has been paid out for the six moths ended June 30, 2008. The unpaid balance has been included in accrued expenses.

NOTE F - CAPITAL TRANSACTIONS

Common stock

During the six months ended June 30, 2008 the Company sold 500,000 shares of restricted common stock for $.50 per share in a private placement offering. Total proceeds from the sale were $250,000. The shares contain legends restricting their transferability absent registration or applicable exemption.

Warrants

In January 2008, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 243,200 shares of common stock issued in 2000 for a period of one year. The warrants now expire in February 2009. The purchase price of these warrants ranges from $6.00 - $9.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of June 30, 2008.

In January 2008, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 200,000 shares of common stock issued in 2001 for a period of one year. The warrants now expire in April 2009. The purchase price of the stock under these warrants ranges from $3.00-$4.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of June 30, 2008.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Information with respect to warrants outstanding and exercisable at June 30, 2008 is as follows:

	Number Outstanding	Range of Exercise Price	Number Exercisable

Balance, December 31, 2006	5,589,367	$0.75 - $9.00	5,389,367
Issued	-		-

Balance, June 30, 2008	5,589,367	$0.75-$9.00	5,389,367

Information with respect to employee stock options outstanding and employee stock options exercisable at June 30, 2008 is as follows:

	Options Outstanding	Vested Shares	Exercise Price Per Common Share	Weighted Average Exercise Price Per Option Outstanding

Balance, December 31, 2006	3,729,666	3,709,666	$0.15-$1.00	$0.52

Granted/vested during the year ended December 31, 2007	2,981,000	2,981,000	$0.40	$0.40

Expired during 2007	(375,000)	(375,000)	($.80-$1.00)	($.90)
Balance, June 30, 2008	6,335,666	6,315,666	$0.15-$1.00	$0.46

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

The following table summarizes information about the stock options outstanding at June 30, 2008:

Exercise Price	Number Outstanding at June 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2008	Weighted Average Exercise Price

0.30	45,000	3.25	0.30	45,000	0.30
0.77	200,000	4.25	0.77	200,000	0.77
0.15	2,000,000	4.25	0.15	2,000,000	0.15
1.00	10,000.08		1.00	10,000	1.00
0.60	697,333	1.25	0.60	697,333	0.60
1.00	697,333	1.25	1.00	697,333	1.00
1.00	50,000	3.00	1.00	50,000	1.00
0.71 0.40	30,000 2,606,000 6,335,666	.25 4.25	0.71 0.40	30,000 2,981,000 6,710,666	0.71 0.40

NOTE G - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has amended its interim financials for the quarter ended June 30, 2007 to reflect certain adjustments for options issued as repayment for accrued salaries and the extension of previously issued options.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

The following table reflects the effects of the restatements.

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Common Stock
As previously reported	-	23,071	-	-
As restated	-	22,871	-	-
Difference	-	200	-	-

APIC
As previously reported	-	8,410,907	-	-
As restated	-	8,371,107	-	-
Difference	-	39,800	-	-

Deferred Compensation
As previously reported	-	(13,333)	-	-
As restated	-	0	-	-
Difference	-	(13,333)	-	-

Accumulated Deficit
As previously reported	-	(7,886,100)	-	-
As restated	-	(7,859,433)	-	-
Difference	-	26,667	-	-

General and administrative expense
As previously reported	-	141,623	-	1,228,297
As restated	-	114,956	-	1,201,630
Difference	-	26,667	-	26,667

Loss from operations before provision for income taxes
As previously reported	-	(43,420)	-	(1,170,564)
As restated	-	(16,753)	-	(1,143,897)
Difference	-	26,667	-	26,667

Net Income (Loss)
As previously reported	-	(43,420)	-	(1,170,564)
As restated	-	(16,753)	-	(1,143,897)
Difference	-	26,667	-	26,667

Earnings per Share- Basic
As previously reported	-	-	-	(0.02)
As restated	-	-	-	(0.05)
Difference	-	-	-	0.03

Item 2.     Management's Discussion and Analysis of Financial Condition and Plan of Operations
General

Forward-Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Enviro Voraxial Technology is referred to herein as "the Company", "we" or "our.” The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Application of Critical Accounting Policies

The Company’s consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of these significant accounting policies can be found in Note B to the Company’s financial statements in the Company’s 2007 Annual Report on Form 10-KSB. The Company has not adopted any significant new policies during the quarter ended June 30, 2008.

Among the significant judgments made in preparation of the Company’s financial statements are the determination of the allowance for doubtful accounts and adjustments of inventory valuations. These adjustments are made each quarter in the ordinary course of accounting.

Results of Operations for the Three Months ended June 30, 2008 and 2007:

Revenue

Our revenues decreased to zero for the three months ended June 30, 2008 as compared to $210,527 for the three months ended June 30, 2007. We believe the decrease is mainly due to the timing between trials and purchase orders. We are currently pursuing more trials with more customers in the oil industry than in previous years and believe that these trials and opportunities will result in an increase in revenues the near future. The Company is currently working on numerous opportunities with customers for slop-oil treatment, produced water and refinery applications. We believe some of these opportunities will result in purchase orders in the third quarter. The trials include the Voraxial 2000 Separator, Voraxial 4000 Separator, and multiple versions of the Voraxial 2000 Separator Skid. The Company also recently signed a representative agreement with an oil service company that services both the offshore and onshore exploration and production markets for the Gulf of Mexico. We believe this will help facilitate the sale of products in the future as we have already combined efforts with this oil service company to market to potential customers. The agreement is non-exclusive for a period of one year with the potential of becoming exclusive based on sales performance. We are in discussions to sign other similar agreements. The Company continues to focus on its sales and marketing program for the Voraxial® Separator and management believes such efforts will result in increasing revenues in 2008.

Research and Development Expenses

Research and Development expenses increased by $98,532 to $185,785 for the three months ended June 30, 2008, as compared to $87,253 for the previous three months ended June 30, 2007. The 212% increase was primarily due to continued trials with oil companies and other potential customers. Trials with several oil companies are scheduled to commence during the remainder of 2008. Trials are a preliminary step to actual purchase orders. In addition, the Company has finalized the development of the Voraxial® Separator, we targeted expenditures for specific applications for the technology within the oil industry during the three months ended June 30, 2008. Furthermore, the Company continues to broaden its patent portfolio and applied for additional patents during the three months ended June 30, 2008.

General and Administrative Expenses

General and Administrative expenses increased by 164% to $232,573 for the three months ended June 30, 2008 from $141,623 for the three months ended June 30, 2007. The increase was primarily due to an increase in sales and marketing activities associated with the Voraxial Separator. We continue to focus our efforts on marketing the Voraxial® Separator in the oil industry.

Results of Operations for the Six Months ended June 30, 2008 and 2007:

Revenue

Our revenues decreased to $3500 for the six months ended June 30, 2008 as compared to $264,158 for the six months ended June 30, 2007. We believe the decrease is mainly due to the timing between trials and purchase orders. We are currently pursuing more trials with more customers in the oil industry than in previous years and believe that these trials and opportunities will result in an increase in revenues the near future. The Company is currently working on numerous opportunities with customers for slop-oil treatment, produced water and refinery applications. We believe some of these opportunities will result in purchase orders in the third quarter. The trials include the Voraxial 2000 Separator, Voraxial 4000 Separator, and multiple versions of the Voraxial 2000 Separator Skid. The Company also signed a representative agreement described above. We are in discussions to sign other similar agreements. The Company continues to focus on its sales and marketing program for the Voraxial® Separator and management believes such efforts will result in increasing revenues in 2008.

Research and Development Expenses

Research and Development expenses increased by 227% to $384,760 for the six months ended June 30, 2008, as compared to $169,848 for the six months ended June 30, 2007. Although the Company has finalized the development of the Voraxial® Separator, we targeted expenditures for specific applications for the technology within the oil industry during the six months ended June 30, 2008.

General and Administrative Expenses

General and Administrative expenses decreased by 132% to $409,571 for the six months ended June 30, 2008 from $1,228,297 for the six months ended June 30, 2007. The decrease was primarily due to non-cash expenses relating to the issuance and re-pricing of options to employees and consultants in 2007.

Liquidity and Capital Resources:

Cash at June 30, 2008 was $183,796. Working capital deficit at June 30, 2008 was $493,014 as compared to a working capital deficit at December 31, 2007 of $191,322.

At June 30, 2008 the Company had an accumulated deficit of $9,435,242. We anticipate generating positive cash flow from the Voraxial® Separator by the end of 2008. To the extent such revenues and corresponding cash flows do not materialize, we will continue to require infusion of capital to sustain our operations. We cannot be assured that we will generate revenues or that the level of any future revenues will be self-sustaining. Furthermore, we cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.

The Company has funded working capital requirements and intends to fund current working capital requirements through third party financing, including the private placement of securities. However, the Company cannot provide any assurances that it will be able to obtain adequate financing. If the Company is unable to obtain adequate financing, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities. During the period covered by this report, the Company received $250,000 from an institutional investor that purchased an aggregate of 500,000 shares of the Company’s restricted common stock at $0.50 per share. Such proceeds will be used to fund working capital requirements.

Continuing Losses

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. In the past few years, we have encountered greater expenses in the development of our Voraxial® Separators and have had limited sales income from this development. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern. However, we believe that the exposure received in the past year for the Voraxial Separator has positioned the Company to begin generating sales and supply us with sufficient working capital. As a result of the above, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting company is not required to provide the information required by this Item.

Item 4T. Controls and Procedures

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

Changes in internal controls

There were no changes in our internal controls or in other factors during the period covered by this report that have materially affected, or is likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.     Risk Factors

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30 2008, the Company received $250,000 from an institutional investor that purchase an aggregate of 500,000 shares of the Company’s restricted common stock at $0.50 per share. The issuances were exempt from registration under Section 4(2) of the Securities Act. The investor received information concerning the Company and had the opportunity to ask questions concerning the viability of the Company. The shares contain legends restricting their transferability absent registration or applicable exemption.

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
Alberto DiBella
Chief Executive Officer and
Principal Financial Officer

DATED: August 11, 2008