Form 10QSB/A
period 2007-09-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2008-10-06
CIK 1043894

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

                   PART I. CONSOLIDATED FINANCIAL INFORMATION
                   ------------------------------------------

Item 1.    Financial Statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                                                  September 30,
                                                                                                      2007
                                                                                                   (Unaudited)
                                                                                            --------------------------
                                                                                                    (Restated)
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

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended September 30,       Nine Months Ended September 30,
                                                    ------------------------------------  ------------------------------------
                                                          2007                2006             2007                2006
                                                    ----------------    ----------------  --------------    ------------------
                                                      (as restated)                       (as restated)
Revenues, net                                          $     22,518      $       46,261    $     286,676     $       208,425

Cost of goods sold                                           40,669               6,423           77,246              71,410
                                                    ----------------   ----------------- ----------------  ------------------

Gross profit (loss)                                         (18,151)             39,838          209,430             137,015

Costs and operating expenses:
      Research and development                              135,479             102,408          305,327             281,124
      General and administrative                            219,100             135,748        1,420,730             441,257
                                                    ----------------   ----------------- ----------------  ------------------

         Total costs and operating expenses                 354,579             238,156        1,726,057             722,381
                                                    ----------------   ----------------- ----------------  ------------------

Loss from operations                                       (372,730)           (198,318)      (1,516,627)           (585,366)

Provision for income taxes                                        -                   -                -                   -
                                                    ----------------   ----------------- ----------------  ------------------

NET LOSS                                               $   (372,730)     $     (198,318)   $  (1,516,627)    $      (585,366)
                                                    ================   ================= ================  ==================

Weighted average number of common shares
   outstanding-basic & diluted                           22,872,235          20,751,262       22,008,254          20,067,888
                                                    ================   ================= ================  ==================

Basic and diluted loss per common share                $      (0.02)     $        (0.01)   $       (0.07)    $         (0.03)
                                                    ================   ================= ================  ==================




















The accompanying notes are an integral part of the consolidated financial statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY-RESTATED


                                                 Common Stock           Additional
                                           -------------------------      Paid-in       Deferred     Accumulated
                                              Shares        Amount       Capital      Compensation      Deficit        Total
                                              ------        ------       -------      ------------      -------        -----
Balance at December 31, 2004                17,676,402    $   18,000   $ 4,953,000   $   (11,000)    $ (4,791,000)   $  169,000

Issuance of common stock for
  consulting services                          300,000           300       141,519       (56,875)               -        84,944
Issuance of options for services                     -             -        21,000             -                -        21,000
Issuance of restricted common
  stock at $.40 per share                    1,468,333         1,144       586,189             -                -       587,333
Issuance of common stock for
  consulting services                           15,000            15         7,635             -                -         7,650
Amortization of deferred compensation                -             -             -        14,438                -        14,438
Net loss                                             -             -             -             -       (1,091,005)   (1,091,005)
                                           ------------   ----------- -------------  ------------  ---------------  ------------

Balance - December 31, 2005                 19,459,735    $   19,459   $ 5,709,343   $   (53,437)    $ (5,882,005)   $ (206,640)

Issuance of common stock for investments     2,232,500         2,232       890,768             -                -       893,000
Issuance of restricted common stock at
  $.40 per share                               300,000           300       119,700       (13,333)               -       106,667
Amortization of deferred compensation                -             -             -        53,437                -        53,437
Net loss                                             -             -             -             -         (833,531)     (833,531)
                                           ------------   ----------- -------------  ------------  ---------------  ------------

Balance - December 31, 2006                 21,992,235    $   21,991   $ 6,719,811   $   (13,333)    $ (6,715,536)   $   12,933

Issuance of options for accrued salary               -             -       360,000             -                -       360,000
Issunace of options for services                     -             -        86,676             -                -        86,676
Issuance of common stock for
  consulting services                          100,000           100        39,900       (13,333)               -        26,667
Extension of options issued                          -             -       697,500             -                -       697,500
Amortization of deferred compensation                -             -             -        13,333                -        13,333
Net loss                                             -             -             -             -       (1,127,144)   (1,127,144)
                                           ------------   ----------- -------------  ------------  ---------------  ------------

Balance - March 31, 2007                    22,092,235    $   22,091   $ 7,903,887   $   (13,333)    $ (7,842,680)   $   69,965

Issuance of common stock                       780,000           780       467,220             -                -       468,000
Amortization of deferred compensation                -             -             -        13,333                -        13,333
Net loss                                             -             -             -             -          (16,753)      (16,753)
                                           ------------   ----------- -------------  ------------  ---------------  ------------

Balance - June 30, 2007                     22,872,235    $   22,871   $ 8,371,107   $        (0)    $ (7,859,433)   $  534,545

Net loss                                             -             -             -             -         (372,730)     (372,730)
                                           ------------   ----------- -------------  ------------  ---------------  ------------

Balance - September 30, 2007                22,872,235    $   22,871   $ 8,371,107   $         -     $ (8,232,163)   $  161,815
                                           ============   =========== =============  ============  ===============  ============







The accompanying notes are an integral part of the consolidated financial statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

                                                                           For Nine Months Ended September 30,
                                                                    --------------------------------------------------
                                                                             2007                       2006
                                                                    -----------------------    -----------------------
                                                                           (Restated)
Cash Flows From Operating Activities:
Net loss                                                            $           (1,516,627)    $             (585,366)
Adjustments to reconcile net loss to net
cash used by operating activities:
      Depreciation                                                                   6,218                        513
Common stock issued for services                                                    40,000                     60,000
Amortization of deferred compensation                                               13,333                     33,367
Deferred compensation                                                                    -                     20,000
Issuance of common stock for consulting services                                   446,676
Extension of stock options issued                                                  697,500
Changes in operating assets and liabilities:
Accounts receivable                                                                  1,479                    (41,430)
Inventory                                                                         (218,895)                   (71,098)
Prepaid insurance                                                                        -                     (8,997)
Accounts payable and accrued expenses                                              (33,685)                   164,812
Deposits                                                                            (3,695)                         -
                                                                    -----------------------    -----------------------

Net cash used in operating activities                                             (567,696)                  (428,199)
                                                                    -----------------------    -----------------------

Cash Flows From Investing Activities:
   Purchase of equipment                                                          (220,655)                         -
                                                                    -----------------------    -----------------------

Net cash used in investing activities                                             (220,655)                         -
                                                                    -----------------------    -----------------------

Cash Flows From Financing Activities:
      Equipment financing                                                          180,098
   Proceeds from sales of common stock                                             468,000                    733,000
                                                                    -----------------------    -----------------------

Net cash provided by financing activities                                          648,098                    733,000
                                                                    -----------------------    -----------------------

Net increase in cash and cash equivalents                                         (140,253)                   304,801

Cash and cash equivalents, beginning of period                                     390,393                     76,691
                                                                    -----------------------    -----------------------

Cash and cash equivalents, end of period                            $              250,140     $              381,492
                                                                    =======================    =======================

Supplemental Disclosures

Cash paid during the year for interest                              $                    -     $                    -
                                                                    =======================    =======================
Cash paid during the year for taxes                                 $                    -     $                    -
                                                                    =======================    =======================
Common stock issued for deferred consulting                         $                    -     $               20,000
                                                                    =======================    =======================

Common stock issued for consulting services                         $               40,000     $               60,000
                                                                    =======================    =======================
Common stock options issued for accrued salaries                    $              360,000     $                    -
                                                                    =======================    =======================
Common stock options issued for consulting services                 $               86,676     $                    -
                                                                    =======================    =======================
Extention of stock options                                          $              697,500     $                    -
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

Options-additional information
------------------------------

Information with respect to employee stock options outstanding and employee stock options exercisable at September 30, 2007 is as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                                                           Weighted Average
                                                          Options        Vested       Exercise Price Per  Exercise Price Per
                                                        Outstanding      Shares          Common Share     Option Outstanding
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2006                               3,729,666       3,709,666         $0.15-$1.00            $0.52
----------------------------------------------------------------------------------------------------------------------------
Granted/vested during the period ended September 30,     2,981,000       2,981,000               $0.40            $0.40
2007
----------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2007                              6,710,666       6,690,666         $0.15-$1.00            $0.46
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

NOTE G - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has amended its interim financials for the quarter ended September 30, 2007 to reflect certain adjustments for options issued as repayment for accrued salaries and the extension of previously issued options.

In addition, we have included updates that were made to the supplemental disclosures contained within the Statement of Cash Flows.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE G - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

The following table reflects the effects of the restatements.

----------------------------------- --------------- ------------------- ---------------- -----------------
                                     Three Months      Three Months       Nine Months      Nine Months
                                        Ended             Ended              Ended            Ended
                                    September 30,   September 30, 2006   September 30,    September 30,
                                         2007                                2007              2006
----------------------------------- --------------- ------------------- ---------------- -----------------
Balance Sheet/Statement of
Shareholders' Equity
----------------------------------- --------------- ------------------- ---------------- -----------------
Common Stock
----------------------------------- --------------- ------------------- ---------------- -----------------
As previously reported                      22,971                   -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------
As restated                                 22,871                   -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------
Difference                                     100                   -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------

APIC
----------------------------------- --------------- ------------------- ---------------- -----------------
As previously reported                           -                   -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------
As restated                                      -                   -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------
Difference                                       -                   -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------

Deferred Compensation
----------------------------------- --------------- ------------------- ---------------- -----------------
As previously reported                           -                   -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------
As restated                                      -                   -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------
Difference                                       -                   -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------

Accumulated Deficit
----------------------------------- --------------- ------------------- ---------------- -----------------
As previously reported                  (8,272,163)                  -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------
As restated                             (8,232,163)                  -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------
Difference                                  40,000                   -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------

General and administrative expense
----------------------------------- --------------- ------------------- ---------------- -----------------
As previously reported                     192,433                   -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------
As restated                                219,100                   -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------
Difference                                 (26,667)                  -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------

Loss from operations before
provision for income taxes
----------------------------------- --------------- ------------------- ---------------- -----------------
As previously reported                    (346,063)                  -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------
As restated                               (372,730)                  -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------
Difference                                  26,667                   -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------

Net Income (Loss)
----------------------------------- --------------- ------------------- ---------------- -----------------
As previously reported                    (346,063)                  -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------
As restated                               (372,730)                  -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------
Difference                                 (26,667)                  -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------

Earnings per Share- Basic
----------------------------------- --------------- ------------------- ---------------- -----------------
As previously reported                           -                   -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------
As restated                                      -                   -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------
Difference                                       -                   -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------

Statement of Cash Flow-
Supplemental Disclosures of
Non-Cash Financing and Investing
Activities
----------------------------------- --------------- ------------------- ---------------- -----------------
Common stock issued for                                              -                -                 -
consulting services
----------------------------------- --------------- ------------------- ---------------- -----------------
As previously reported                      40,000                   -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------
As restated                                 40,000                   -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------
Difference                                       -
----------------------------------- --------------- ------------------- ---------------- -----------------
Common stock issued for accrued
salaries
----------------------------------- --------------- ------------------- ---------------- -----------------
As previously reported                           -                   -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------
As restated                                360,000                   -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------
Difference                                 360,000                   -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------
Common stock options issued for
consulting services
----------------------------------- --------------- ------------------- ---------------- -----------------
As previously reported                           -                   -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------
As restated                                 86,676                   -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------
Difference                                  86,676                   -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------

Extension of stock options
----------------------------------- --------------- ------------------- ---------------- -----------------
As previously reported                           -                   -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------
As restated                                697,500                   -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------
Difference                                 697,500                   -                -                 -
----------------------------------- --------------- ------------------- ---------------- -----------------

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



DATED:  October 1, 2008