Form 10KSB/A
period 2007-12-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2008-10-06
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   FORM 10-KSB

                               Amendment No. 1 to

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

         Changes in internal controls

         There were no changes in our internal controls or in other factors that occured during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, those controls over financial reporting.

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on October 1, 2008.

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

Inventory
---------

Inventory consists of components for the Voraxial(R) Separator and is priced at lower of cost or market. Inventory may also include units being rented on a short term basis and components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The user does not have a contractual obligation to purchase the equipment. Upon completion of the agreement, the equipment is returned back to the Company. The user is responsible for any damages incurred to the equipment. For units that is used for demonstration purposes, it is included as inventory as the Company continues to retain ownership and expects that it can be sold at some point in the future.

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

In January 2008, the Company issued 50,000 warrants to an individual for consulting services. The warrants were valued at $21,000 on the date of issuance and expire in 2007. During 2008, the warrants were extended for a one year period. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of December 31, 2007.

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
---------------------------------------------------------------------------------------------------------------

The following table summarizes information about the stock options outstanding at December 31, 2007:

------------------------------------------------------------------------------------------------------------------
                                          Weighted
                          Number           Average
                      Outstanding at      Remaining         Weighted
     Exercise          December 31,      Contractual        Average        Number Exercisable   Weighted Average
       Price               2007             Life         Exercise Price   at December 31, 2007   Exercise Price
------------------------------------------------------------------------------------------------------------------
         0.30            45,000             3.25              0.30                45,000               0.30
------------------------------------------------------------------------------------------------------------
         0.77           200,000             4.25              0.77               200,000               0.77
------------------------------------------------------------------------------------------------------------
         0.15         2,000,000             4.25              0.15             2,000,000               0.15
------------------------------------------------------------------------------------------------------------
         1.00            10,000              .08              1.00                10,000               1.00
------------------------------------------------------------------------------------------------------------
         0.60           697,333             1.25              0.60               697,333               0.60
------------------------------------------------------------------------------------------------------------
         1.00           697,333             1.25              1.00               697,333               1.00
------------------------------------------------------------------------------------------------------------
         1.00            50,000             3.00              1.00                50,000               1.00
------------------------------------------------------------------------------------------------------------
         0.71            30,000              .25              0.71                30,000               0.71
         0.40         2,606,000             4.25              0.40             2,981,000               0.40

                      ---------                                                ---------
                      6,335,666                                                6,710,666
                      ---------                                                ---------

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