Form 10-Q/A
period 2008-03-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2008-10-06
CIK 1043894

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

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                     Three Months Ended March 31,
                                                                       2008              2007
                                                                                     (as restated)
                                                                     ------------    ------------
Revenues, net                                                        $      3,500    $     53,631

Cost of goods sold                                                             --          11,686
                                                                     ------------    ------------

Gross profit                                                                3,500          41,945

Costs and operating expenses:
  Research and development                                                198,975          82,595
  General and administrative                                              176,998       1,086,494
                                                                     ------------    ------------


     Total costs and operating expenses                                   375,973       1,169,089
                                                                     ------------    ------------

Loss from operations                                                     (372,473)     (1,127,144)

Provision for income taxes                                                     --              --
                                                                     ------------    ------------

NET LOSS                                                             $   (372,473)   $ (1,127,144)
                                                                     ============    ============

Weighted average number of common shares
  outstanding-basic & diluted                                          21,267,509      21,125,568
                                                                     ============    ============

Basic and diluted loss per common share                              $      (0.02)   $      (0.05)
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
-----------------------------------------------------------------------------------------------------------

Information with respect to employee stock options outstanding and employee stock options exercisable at March 31, 2008 is as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                                                 Weighted Average
                                                                                                 Exercise Price
                                              Options         Vested       Exercise Price Per       Per Option
                                            Outstanding       Shares          Common Share         Outstanding
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 2006                   3,729,666         3,709,666         $0.15-$1.00               $0.52
-----------------------------------------------------------------------------------------------------------------
Granted/vested during the year ended
December 31,2007                             2,981,000         2,981,000               $0.40               $0.40
-----------------------------------------------------------------------------------------------------------------
Expired during 2007                           (375,000)         (375,000)        ($.80-$1.00)              ($.90)
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------

Balance, March 31, 2008                      6,335,666         6,315,666         $0.15-$1.00               $0.46
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

------------------------------------------------- --------------------------- --------------------------
                                                         Three Months               Three Months
                                                            Ended                       Ended
                                                        March 31, 2008             March 31, 2007
------------------------------------------------- --------------------------- --------------------------
Common Stock
------------------------------------------------- --------------------------- --------------------------
As previously reported                                                     -                     22,191
------------------------------------------------- --------------------------- --------------------------
As restated                                                                -                     22,091
------------------------------------------------- --------------------------- --------------------------
Difference                                                                 -                       (100)
------------------------------------------------- --------------------------- --------------------------

------------------------------------------------- --------------------------- --------------------------
APIC
------------------------------------------------- --------------------------- --------------------------
As previously reported                                                     -                  7,146,287
------------------------------------------------- --------------------------- --------------------------
As restated                                                                -                  7,903,887
------------------------------------------------- --------------------------- --------------------------
Difference                                                                 -                    757,600
------------------------------------------------- --------------------------- --------------------------

Deferred Compensation
------------------------------------------------- --------------------------- --------------------------
As previously reported                                                     -                          -
------------------------------------------------- --------------------------- --------------------------
As restated                                                                -                          -
------------------------------------------------- --------------------------- --------------------------
Difference                                                                 -                          -
------------------------------------------------- --------------------------- --------------------------

Accumulated Deficit
------------------------------------------------- --------------------------- --------------------------
As previously reported                                                     -                 (7,085,180)
------------------------------------------------- --------------------------- --------------------------
As restated                                                                -                 (7,842,680)
------------------------------------------------- --------------------------- --------------------------
Difference                                                                 -                   (757,500)
------------------------------------------------- --------------------------- --------------------------

General and administrative expense
------------------------------------------------- --------------------------- --------------------------
As previously reported                                                     -                    328,994
------------------------------------------------- --------------------------- --------------------------
As restated                                                                -                  1,086,494
------------------------------------------------- --------------------------- --------------------------
Difference                                                                 -                    757,500
------------------------------------------------- --------------------------- --------------------------

Loss from operations before provision for
income taxes
------------------------------------------------- --------------------------- --------------------------
As previously reported                                                     -                   (369,644)
------------------------------------------------- --------------------------- --------------------------
As restated                                                                -                 (1,127,144)
------------------------------------------------- --------------------------- --------------------------
Difference                                                                 -                   (757,500)
------------------------------------------------- --------------------------- --------------------------

Net Income (Loss)
------------------------------------------------- --------------------------- --------------------------
As previously reported                                                     -                   (369,644)
------------------------------------------------- --------------------------- --------------------------
As restated                                                                -                 (1,127,144)
------------------------------------------------- --------------------------- --------------------------
Difference                                                                 -                   (757,500)
------------------------------------------------- --------------------------- --------------------------

Earnings per Share- Basic
------------------------------------------------- --------------------------- --------------------------
As previously reported                                                     -                       (.01)
------------------------------------------------- --------------------------- --------------------------
As restated                                                                -                       (.05)
------------------------------------------------- --------------------------- --------------------------
Difference                                                                 -                       (.04)
------------------------------------------------- --------------------------- --------------------------

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

Results of Operations for the Three Months ended March 31, 2008 and 2007:

Revenue
-------

Our revenues were $3,500 for the three months ended March 31, 2008 as compared to $53,631 for the three months ended March 31, 2007. The Company is currently working on numerous opportunities with customers for slop-oil treatment, produced water and refinery applications; however sales to these customers have yet to materialize. The Company continues to focus on its sales and marketing program for the Voraxial(R) Separator and management believes such efforts will result in increasing revenues in 2008.

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

General and Administrative Expenses
-----------------------------------

General and Administrative expenses decreased approximately 84% to $176,998 for the three months ended March 31, 2008 from $1,086,494 for the three months ended March 31, 2007. The decrease was primarily due to a non-cash expenses relating to the issuance of options to employees and consultants in 2007. We continue to focus our efforts on marketing of the Voraxial(R) Separator.

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