Form 10-Q
period 2008-09-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2008-11-14
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                For the quarterly period ended September 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from ______ to _____

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

             _______________________________________________________
      (Former Name, former address and former fiscal year, if changed since last Report.)

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

Large accelerated filer [ ]                               Accelerated filer  [ ]
Non-accelerated filer   [ ]  (Do not check if a           Smaller reporting
                              smaller reporting company)    company          [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes [ ]      No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 30, 2008, we had 24,631,394 shares of our Common Stock outstanding.

                                      INDEX

                                                                                                              Page
                                                                                                              ----
PART I.  CONSOLIDATED CONDENSED FINANCIAL INFORMATION

Item 1.      Consolidated Condensed Financial Statements..............................................         3

             Condensed Consolidated Balance Sheets - September 30, 2008 (Unaudited) and
             December 31, 2007 (Audited) .............................................................         3

             Condensed Consolidated Statements of Operations for the Three
                Months and Nine Months Ended September 30, 2008 (Unaudited) and
                2007 (Audited)........................................................................         4

             Condensed Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 2008 (Unaudited) and 2007 (Audited)...................         5

             Notes to Condensed Consolidated Financial Statements (Unaudited).........................         6

Item 2.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations..................................................................         14

Item 3.      Quantitative and Qualitative Disclosures About Market Risk...............................         17

Item 4T.     Controls and Procedures..................................................................         17

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................         18
Item 1A.     Risk Factors.............................................................................         18
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds..............................         18
Item 3.      Default Upon Senior Securities...........................................................         18
Item 4.      Submission of Matters to a Vote of Securities............................................         18
Item 5.      Other Information........................................................................         18
Item 6.      Exhibits.................................................................................         18

Signatures   .........................................................................................         19

                   PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.    Financial Statements.


           ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS

                                                                              September 30,             December 31,
                                                                                  2008                     2007
                                                                             ----------------         ---------------
                                                                               (Unaudited)                Audited
                               ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                               $   157,240                $   201,066
      Inventory, net                                                              295,267                    295,267
                                                                              -----------                -----------

        Total current assets                                                      452,507                    496,333


 FIXED ASSETS, NET                                                                209,256                    226,242

 OTHER ASSETS                                                                      13,695                     13,695
                                                                              -----------                -----------

    Total assets                                                              $   675,458                $   736,270
                                                                              ===========                ===========

               LIABILITIES AND SHAREHOLDERS' DEFICIENCY

 CURRENT LIABILITIES:
       Accounts payable and accrued expenses                                  $ 1,091,783                $   656,819
        Current portion of note payable                                            30,836                     30,836
                                                                              -----------                -----------

        Total current liabilities                                               1,122,619                    687,655


   LONG TERM NOTE PAYABLE                                                         119,072                    141,953
                                                                              -----------                -----------

        Total liabilities                                                       1,241,691                    829,608
                                                                              -----------                -----------

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' DEFICIENCY:
 Common stock, $.001 par value, 42,750,000 shares authorized 24,631,394 and
     23,549,801 shares issued and outstanding
     as of September 30, 2008 and December 31, 2007                                24,630                     23,121
 Additional paid-in capital                                                     9,219,348                  8,520,857
 Accumulated deficit                                                           (9,810,211)                (8,637,316)
                                                                              -----------                -----------

        Total shareholders' deficiency                                           (566,233)                   (93,338)
                                                                              -----------                -----------

 Total liabilities and shareholders' deficiency                               $   675,458                $   736,270
                                                                              ===========                ===========

The accompamnying notes are an integral part of the consolidated financial statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                           Three Months Ended September 30,    Nine Months Ended September 30,
                                                           --------------------------------    -------------------------------
                                                                2008            2007                2008            2007
                                                            ------------    ------------        ------------    ------------
Revenues, net                                               $         --    $     22,518        $      3,500    $    286,676

Cost of goods sold                                                    --          40,669                  --          77,246
                                                            ------------    ------------        ------------    ------------

Gross profit (loss)                                                   --         (18,151)              3,500         209,430

Costs and operating expenses:
      Research and development                                   182,460         135,479             567,220         305,327
      General and administrative                                 189,213         219,100             598,784       1,420,730
                                                            ------------    ------------        ------------    ------------


                Total costs and operating expenses               371,673         354,579           1,166,004       1,726,057
                                                            ------------    ------------        ------------    ------------

Loss from operations                                            (371,673)       (372,730)         (1,162,504)     (1,516,627)

Other expenses (incomes):
      Interest expense                                             3,296              --              10,391              --
                                                            ------------    ------------        ------------    ------------

              Total other expense                                  3,296              --              10,391              --
                                                            ------------    ------------        ------------    ------------

Provision for income taxes                                            --              --                  --              --
                                                            ------------    ------------        ------------    ------------

NET LOSS                                                    $   (374,969)   $   (372,730)       $ (1,172,895)   $ (1,516,627)
                                                            ============    ============        ============    ============

Weighted average number of common shares
   outstanding-basic & diluted                                24,631,394      22,872,235          23,832,783      22,008,254
                                                            ============    ============        ============    ============

Basic and diluted loss per common share                     $      (0.02)   $      (0.02)       $      (0.05)   $      (0.07)
                                                            ============    ============        ============    ============













The accompamnying notes are an integral part of the consolidated financial statements.

                 ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the Nine Months Ended September 30,
                                                                        ---------------------------------------
                                                                              2008                  2007
                                                                        ----------------       ----------------
Cash Flows From Operating Activities:
Net loss                                                                     $(1,172,895)       $(1,516,627)
Adjustments to reconcile net loss to net
  cash used by operating activities:
      Depreciation                                                                16,986              6,218
      Common stock issued for services                                                --             40,000
      Amortization of deferred compensation                                           --             13,333
      Deferred compensation                                                           --                 --
      Issuance of common stock consulting services                                    --            446,676
      Extension of stock options issued                                                             697,500
Changes in assets and liabilities:
      Accounts receivable                                                             --              1,479
      Inventory                                                                       --           (218,895)
      Accounts payable and accrued expenses                                      434,965            (33,685)
      Deposits                                                                                       (3,695)
                                                                             -----------        -----------

Net cash used in operating activities                                           (720,944)          (567,696)
                                                                             -----------        -----------

Cash Flows From Investing Activities:
   Purchase of equipment                                                              --           (220,655)
                                                                             -----------        -----------

Net cash used by investing activities                                                 --           (220,655)
                                                                             -----------        -----------

Cash Flows From Financing Activities:
   Repayments toward notes payable                                               (22,881)                --
   Equipment financing                                                                --            180,098
   Proceeds from sales of common stock                                           699,999            468,000
                                                                             -----------        -----------

Net cash provided by financing activities                                        677,118            648,098
                                                                             -----------        -----------

  Net increase (decrease) in cash and cash equivalents                           (43,826)          (140,253)

  Cash and cash equivalents, beginning of period                                 201,066            390,393
                                                                             -----------        -----------

  Cash and cash equivalents, end of period                                   $   157,240        $   250,140
                                                                             ===========        ===========

Supplemental Disclosures

  Cash paid during the year for interest                                     $        --        $        --
                                                                             ===========        ===========
  Cash paid during the year for taxes                                        $        --        $        --
                                                                             ===========        ===========
  Common stock options issued for accrued salaries                           $        --        $   360,000
                                                                             ===========        ===========
  Common stock issued for consulting services                                $        --        $    86,676
                                                                             ===========        ===========
  Common stock issued for consulting services deferred compensation          $        --        $    80,000
                                                                             ===========        ===========
  Extension of stock options                                                 $        --        $   697,500
                                                                             ===========        ===========

The accompamnying notes are an integral part of the consolidated financial statements.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008


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

NOTE B - GOING CONCERN

The Company has experienced net losses, has negative cash flows from operating activities, and has to raise capital to sustain operations. There is no assurance that the Company's developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve a level of revenue sufficient to provide cash inflows to sustain operations. The Company will continue to require the infusion of capital until operations become profitable. During the remainder of 2008, the Company anticipates seeking additional capital, increasing sales of the Voraxial(R) Separator and reducing expenditures. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
----------------------------

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2007 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of September 30, 2008 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer acceptance, revenue is deferred until we have evidence of customer acceptance and all terms of the agreement have been complied with. There were no agreements with such provisions as of September 30, 2008.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually three to six months.

Fair Value of Instruments
-------------------------

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at September 30, 2008, approximate their fair value because of their relatively short-term nature.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate limits.

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

Inventory
---------

Inventory consists of components for the Voraxial(R) Separator and is priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of September 30, 2008, there were no such components held by third parties.

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

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which was released in December 2002 as an amendment of SFAS No. 123. The Company currently accounts for stock-based compensation under the fair value method using the Black-Scholes option pricing model as indicated in Note E.

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

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

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

NOTE D - RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2008, the Company incurred consulting expenses from the chief executive officer of the Company of $228,750. Of these amounts, $75,000 has been paid out for the nine months ended September 30, 2008. The unpaid balance has been included in accrued expenses.

For the nine months ended September 30, 2008, the Company incurred salary expenses from the vice president of the Company of $228,750. Of these amounts, $5,000 has been paid out for the nine months ended September 30, 2008. The unpaid balance has been included in accrued expenses.

NOTE E - CAPITAL TRANSACTIONS

Common stock
------------

During the three months ended March 31, 2008 the Company sold 416,666 shares of restricted common stock for $.60 per share in a private placement offering. Total proceeds from the sale were $250,000. The shares contain legends restricting their transferability absent registration or applicable exemption.

During the three months ended June 30, 2008 the Company sold 500,000 shares of restricted common stock for $.50 per share in a private placement offering. Total proceeds from the sale were $250,000. The shares contain legends restricting their transferability absent registration or applicable exemption.

During the three months ended September 30, 2008 the Company sold 592,593 shares of restricted common stock for $.34 per share in a private placement offering. The institutional investor had made previous investments in the Company during 2008. Total proceeds from the sale were $200,000. The shares contain legends restricting their transferability absent registration or applicable exemption.

Warrants
--------

In January 2008, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 243,200 shares of common stock issued in 2000 for a period of one year. The warrants now expire in February

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

2009. The purchase price of these warrants ranges from $6.00 - $9.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of September 30, 2008.

In January 2008, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 200,000 shares of common stock issued in 2001 for a period of one year. The warrants now expire in April 2009. The purchase price of the stock under these warrants ranges from $3.00-$4.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of September 30, 2008.

Information with respect to warrants outstanding and exercisable at September 30, 2008 is as follows:

                                                     Number        Range of Exercise              Number
                                                   Outstanding           Price                 Exercisable
                                                   -----------           -----                 -----------
          Balance, December 31, 2007                5,589,367        $0.75 - $9.00              5,389,367
                    Issued                              -                                           -

          Balance, September 30, 2008               5,589,367         $0.75-$9.00               5,389,367

Information with respect to employee stock options outstanding and employee stock options exercisable at September 30, 2008 is as follows:

                                                                                                Weighted Average
                                           Options           Vested       Exercise Price Per   Exercise Price Per
                                         Outstanding         Shares          Common Share      Option Outstanding
                                         -----------         ------          ------------      ------------------
Balance, December 31, 2006                3,729,666        3,709,666         $0.15-$1.00              $0.52

Granted/vested during the year ended
  December 31, 2007                       2,981,000        2,981,000            $0.40                 $0.40

Expired during 2007                        (375,000)        (375,000)        ($.80-$1.00)             ($.90)

Balance, September 30, 2008               6,335,666        6,315,666         $0.15-$1.00              $0.46

                        ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

The following table summarizes information about the stock options outstanding at September 30, 2008:

                          Number
                      Outstanding at     Weighted Average      Weighted      Number Exercisable
     Exercise          September 30,        Remaining           Average       at September 30,   Weighted Average
       Price               2008          Contractual Life   Exercise Price          2008         Exercise Price
       -----               ----          ----------------   --------------          ----         --------------
       0.30                 45,000              3.25              0.30               45,000             0.30
       0.77                200,000              4.25              0.77              200,000             0.77
       0.15              2,000,000              4.25              0.15            2,000,000             0.15
       1.00                 10,000               .08              1.00               10,000             1.00
       0.60                697,333              1.25              0.60              697,333             0.60
       1.00                697,333              1.25              1.00              697,333             1.00
       1.00                 50,000              3.00              1.00               50,000             1.00
       0.71                 30,000               .25              0.71               30,000             0.71
       0.40              2,606,000              4.25              0.40            2,981,000             0.40
                         ---------                                                ---------
                         6,335,666                                                6,710,666
                         ---------                                                ---------

NOTE F - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has amended its interim financials for the quarter ended September 30, 2007 to reflect certain adjustments for options issued as repayment for accrued salaries and the extension of previously issued options.

                       ENVIRO VORAXIAL TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008


The following table reflects the effects of the restatements.

                                    Three Months         Three Months
                                        Ended                Ended          Nine Months Ended    Nine Months Ended
                                 September 30, 2008   September 30, 2007   September 30, 2008    September 30, 2007
                                 ------------------   ------------------   ------------------    ------------------
Common Stock
As previously reported                    -                        22,971           -                     -
As restated                               -                        22,871           -                     -
Difference                                -                           100           -                     -

APIC
As previously reported                    -                             -           -                     -
As restated                               -                             -           -                     -
Difference                                -                             -           -                     -

Deferred Compensation
As previously reported                    -                             -           -                     -
As restated                               -                             -           -                     -
Difference                                -                             -           -                     -

Accumulated Deficit
As previously reported                    -                    (8,272,163)          -                     -
As restated                               -                    (8,232,163)          -                     -
Difference                                -                        40,000           -                     -

General and administrative expense
As previously reported                    -                       192,433           -                     -
As restated                               -                       219,100           -                     -
Difference                                -                       (26,667)          -                     -

Loss from operations before
 provision for income taxes
As previously reported                    -                      (346,063)          -                     -
As restated                               -                      (372,730)          -                     -
Difference                                -                        26,667           -                     -

Net Income (Loss)
As previously reported                    -                      (346,063)          -                     -
As restated                               -                      (372,730)          -                     -
Difference                                -                       (26,667)          -                     -

Earnings per Share- Basic
As previously reported                    -                             -           -                     -
As restated                               -                             -           -                     -
Difference                                -                             -           -                     -

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

Application of Critical Accounting Policies
-------------------------------------------

The Company's consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of these significant accounting policies can be found in Note B to the Company's financial statements in the Company's 2007 Annual Report on Form 10-KSB. The Company has not adopted any significant new policies during the quarter ended September 30, 2008.

Among the significant judgments made in preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and adjustments of inventory valuations. These adjustments are made each quarter in the ordinary course of accounting.

Results of Operations for the Three Months ended September 30, 2008 and 2007:

Revenue
-------

Our revenues decreased to zero for the three months ended September 30, 2008 as compared to $22,518 for the three months ended September 30, 2007. We believe the decrease is mainly due to the timing between trials and purchase orders. We are currently pursuing more trials with more customers in the oil industry than in previous years and believe that these trials and opportunities will result in an increase in revenues the near future. The Company is currently working on numerous opportunities with customers for slop-oil treatment, produced water and refinery applications. We believe some of these opportunities will result in purchase orders in the fourth quarter and in fiscal year 2009. The trials include the Voraxial 2000 Separator, Voraxial 4000 Separator, and multiple versions of the Voraxial 2000 Separator Skid. The Company also recently signed a second representative agreement with an oil service company that services both the offshore and onshore exploration and production markets for the country of Trinidad. We believe this will help facilitate the sale of products in the future as we have already combined efforts with this oil service company to market to potential customers. We are in discussions to sign other similar agreements with oil service companies. The Company continues to focus on its sales and marketing program for the Voraxial(R) Separator and management believes such efforts will result in increasing revenues.

Research and Development Expenses
---------------------------------

Research and Development expenses increased by 35% to $182,460 for the three months ended September 30, 2008, as compared to $135,479 for the previous three months ended September 30, 2007. Although the Company has finalized the development of the Voraxial(R) Separator, we targeted expenditures for specific applications for the technology within the oil industry during the three months ended September 30, 2008.

General and Administrative Expenses
-----------------------------------

General and Administrative expenses decreased by 14% to $189,213 for the three months ended September 30, 2008 up from $219,100 for the three months ended September 30, 2007. Our G&A expenses were fairly constant from the previous year and is primarily utilized for sales and marketing activity in the oil exploration and production industry. We continue to focus our efforts on marketing the Voraxial(R) Separator in the oil industry.

Results of Operations for the Nine Months ended September 30, 2008 and 2007:

Revenue
-------

Our revenues decreased 99% to $3500 for the nine months ended September 30, 2008 as compared to $286,676 for the nine months ended September 30, 2007. We believe the decrease is mainly due to the timing between trials and purchase orders. We are currently pursuing more trials with more customers in the oil industry than in previous years and believe that these trials and opportunities will result in an increase in revenues the near future. The Company is currently working on numerous opportunities with customers for slop-oil treatment, produced water and refinery applications. We believe some of these opportunities will result in purchase orders in the fourth quarter and in fiscal year 2009. The trials include the Voraxial 2000 Separator, Voraxial 4000 Separator, and multiple versions of the Voraxial 2000 Separator Skid. The Company also recently signed a second representative agreement with an oil service company that services both the offshore and onshore exploration and production markets for the country of Trinidad. We believe this will help facilitate the sale of products in the future as we have already combined efforts with this oil service company to market to potential customers. We are in discussions to sign other similar agreements with oil service companies. The Company continues to focus on its sales and marketing program for the Voraxial(R) Separator and management believes such efforts will result in increasing revenues.

Research and Development Expenses
---------------------------------

Research and Development expenses increased by 86% to $567,220 for the nine months ended September 30, 2008, as compared to $305,327 for the previous nine months ended September 30, 2007. The Company has finalized the development of the Voraxial(R) Separator and has begun the sales and marketing of the product.

However, we continue to seek improvements to the product, specifically within the oil industry. Furthermore, the Company has conducted additional trials at customer's facilities to further validate the technology. The Company believes that as the data from these trials are disseminated, these trials will result in increased revenues in the future.

General and Administrative Expenses
-----------------------------------

General and Administrative expenses decreased by 58% to $598,784 for the nine months ended September 30, 2008 as compared to $1,420,730 for the nine months ended September 30, 2007. The decrease was primarily due to non cash expenses in 2007 relating to the issuance and re-pricing of options to employees and consultants.

Liquidity and Capital Resources:

Cash at September 30, 2008 was $157,240. Working capital deficit at September 30, 2008 was $639,276 as compared to a working capital deficit at December 31, 2007 of $191,322.

At September 30, 2008 the Company had an accumulated deficit of $9,810,211. We anticipate generating positive cash flow from the Voraxial(R) Separator during 2009. To the extent such revenues and corresponding cash flows do not materialize, we will continue to require infusion of capital to sustain our operations. We cannot be assured that we will generate revenues or that the level of any future revenues will be self-sustaining. Furthermore, we cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.

The Company has funded working capital requirements and intends to fund current working capital requirements through third party financing, including the private placement of securities. However, the Company cannot provide any assurances that it will be able to obtain adequate financing. We believe that including our current cash resources and anticipated revenue to be generated by our Voraxial(R) Separators, we will have sufficient resources to continue business operations for the next 6 months. To the extent that these resources are not sufficient to sustain current operating activities, we will need to seek additional capital, or adjust our operating plan accordingly. If the Company is unable to obtain adequate financing, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities. During the three months ended September 30, 2008, the Company received $200,000 from an institutional energy investor that purchased an aggregate of 592,593 shares of the Company's restricted common stock at $0.3375 per share. The institutional energy investor has invested in the Company in previous private placements. Such proceeds will be used to fund working capital requirements.

Continuing Losses

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. In the past few years, we have encountered greater expenses in the development of our Voraxial(R) Separators and have had limited sales income from this development. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern. However, we believe that the exposure received in the past year for the Voraxial Separator has positioned the Company to begin generating sales and supply us with sufficient working capital. As a result of the above, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         None.

Item 1A. Risk Factors

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the three month period ended September 30, 2008, the Company received $200,000 from an institutional energy investor that purchase an aggregate of 592,593 shares of the Company's restricted common stock at $0.3375 per share. The institutional energy investor has invested in the Company in previous offerings. The issuance was exempt from registration under Section 4(2) of the Securities Act. The investor received information concerning the Company and had the opportunity to ask questions concerning the viability of the Company. The shares contain legends restricting their transferability absent registration or applicable exemption.

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

DATED:  November 14, 2008