Form 10-K
period 2008-12-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2009-04-15
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes [ ]      No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [ ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.               [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]                                                                                                 Accelerated filer  [ ]
Non-accelerated filer  [ ] (Do not check if a smaller reporting company)                 Smaller reporting company  [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes [ ]     No [ ]

The aggregate market value of the Company's voting stock held by non-affiliates as of March 31, 2009 was approximately $6,549,323.80 based on the closing price of such stock on that date as quoted on the Over the-Counter Bulletin Board.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: December 31, 2009: 24,831,494 Shares of Common Stock.

PART I.
Item 1. Business

Our History

Enviro Voraxial Technology, Inc. (the “Company”) was incorporated in Idaho on October 19, 1964, under the name Idaho Silver, Inc. In May of 1996, we entered into an agreement and plan of reorganization with Florida Precision Aerospace, Inc., a privately held Florida corporation (“FPA”), and its shareholders. FPA was incorporated on February 26, 1993.

General

We believe we are emerging as a potential leader in the rapidly growing environmental and industrial separation industries. The Company has developed and patented the Voraxial® Separator (“Voraxial® Separator” or “Voraxial®”); a proprietary technology that efficiently separates large volumes of liquid/liquid, liquid/solids or liquid/liquid/solids fluid mixtures with distinct specific gravities. Management believes this superior separation quality is achieved in real-time, and in much greater volumes, with a more compact, cost efficient and energy efficient machine than any comparable product on the market today. The Voraxial® Separator operates in-line and is scaleable. It is capable of processing volumes as low as 3 gallons per minute as well as volumes over 10,000 gallons per minute with only one moving part. The Company believes that the Voraxial® technology can help protect the environment and its natural resources while simultaneously making numerous industries more productive and cost effective.

The size and efficiency advantages provided by the Voraxial® Separator to the end-user have provided us with a variety of market opportunities. We have generated limited revenues to date partially because of insufficient funds to adequately market our product; however, we have received inquiries from parties in various industries, including the oil exploration and production.

The Company is focusing its marketing efforts within the oil exploration and production industry and has begun seeing some positive feedback. The number of projects within the industry has steadily increased in the past 2 years and relationships are beginning to foster with both customers and service companies. The Company believes that revenues from this industry will continue to increase in 2009 and beyond.

The Voraxial is presently being reviewed by potential customers in a variety of markets including oil-water separation, oil exploration and production, oil refineries, marine/oil-spill clean up, stormwater, manufacturing waste treatment and grit/sand separation.

We have sold and shipped units of the Voraxial® Separator on a trial and rental basis to a number of different companies that include various applications, including produced water applications for the oil industry (both offshore oil rigs and onland production facilities), liquid/liquid for tar sands industry, and liquid/liquid for the uranium industry, to name a few. We have completed multiple projects to date with the Voraxial® Separators including units to Transocean, ConocoPhillips, Repsol, OMV, the Alaska Department of Environmental Conservation, the US Navy, and Cameco, a leading uranium producing company for oil/water separation at a flow rate of approximately 400 gallons per minute. We are in dialogue with other companies to conduct similar projects in 2009.

In addition, over the past two fiscal years the Company has participated in the following projects:

                                                                                                             1

The Company installed its Voraxial Deckwater Drainage System onto Transocean semi submersible rig Sedco 702, the world’s largest offshore drilling contractor. The Sedco 702 is utilizing this uniquely efficient system to protect the environment by separating oil from drainage water prior to discharge that meets local environmental requirements. The Voraxial Skid is being utilized to handle contaminated drill floor run-off water containing solids and drilling fluids. The Voraxial® Separator’s ability to conduct efficient separation without the need of a pressure drop allows for easy installation and a reduction of cost. The Voraxial-powered system provides for highly efficient separation while providing features that are critical to offshore platform operation: a small footprint, low energy requirement and a no-pressure drop.

In 200__, we installed a Voraxial Skid on a drilling rig in the North Sea for a leading Scandinavian energy company, for a drilling operation using lightweight drilling fluids.  This technique is called “underbalanced drilling” since it maintains the drilling operations at a lower pressure than the formation to prevent the drilling fluids from damaging the well. The Voraxial Skid, which is comprised of a Voraxial® 4000 and a Voraxial® 2000, operates in series to provide liquid/solid separation.. The Voraxial Skid, which was leased to the customer for a specific project, was chosen for its solids separation efficiency, and for its ability to conduct good separation without the need of a pressure drop.

The Company received a Letter of Intent from OMV Austria Exploration and Production GmbH, a leading integrated oil and gas group in Central and Eastern Europe, to evaluate the use of a Voraxial Separator to handle its 150,000-barrel per day produced water system. OMV is a leading oil and gas company in Central Europe with over 15 billion Euros in sales and extensive exploration & production activities in 18 countries on five continents. After completing the first round of trials in 2007, the Company was invited back for a second round of trials completed in third quarter 2008. A Voraxial Skid, which was used for the second trial, showed very good results as the water quality discharge level was consistently below regulated discharge levels. The trial was successful.

In November 2008, the Company received a purchase order for its Voraxial® 2000 Separator from a wastewater service company based in Alberta, Canada. The Voraxial will be integrated into the existing wastewater processing system to enhance the capability of treating various wastewater streams produced in Canada’s booming oil sands industry. The Voraxial 2000 Separator is capable of separating oil/water, sand/water and oil/water/solids mixture streams.

In 2007, the Company signed a non-exclusive, comprehensive sales and marketing agreement with TwinFilter, a leading Dutch filtration company in the oil and gas industry. Under the terms of the agreement, the two companies will market and promote each other’s technologies while sharing the sales & marketing expenses and engineering expertise. Furthermore, EVTN and TwinFilter will collaborate to build and promote turnkey oil/water and liquid/solid separation systems for the oil industry that will incorporate EVTN’s Voraxial Separator and TwinFilter’s absorption systems, coalescing, other filter technology. Twin Filter and EVTN have worked together on various projects including Royal Dutch/Shell, OMV, and Dong Energy. Twin Filter is pursuing other projects in Europe, Middle East, Africa and South America. The turnkey system can be utilized in multiple niche applications in the oil industry including produced water, under-balanced drilling (UBD), deck water drainage, slopwater, FPSO and refinery markets. The integration of the two technologies provides the oil industry with a compact and effective separation system. The Voraxial’s small footprint, low energy requirements and separation quality coupled with TwinFilters unique filtration equipment for secondary treatment provides the customer with a complete turnkey package that meets the most stringent discharge levels such as OSPAR (North Sea countries <30mg/ltr) and United States 40 CFR435 (<29 mg/ltr).

In 2008, the company signed a representative agreement with CCS Midstream Services, a leading integrated energy and environmental services company. The agreement provides for CCS Midstream Services to market, sell and utilize the Voraxial® for the offshore exploration and production market in the Gulf of Mexico.

In 2008, the Company signed a marketing agreement with Southern Chemical Ltd. to pursue the oil and gas market in the market of Trinidad. In September 2008, the Company signed a 2-month lease agreement with Repsol to deploy a 10,000 barrel per day (BPD) Voraxial® 4000 Separator. EVTN’s Voraxial® Separator is deployed on an offshore oil platform off the coast of Trinidad for produced water application. The deployment is a result of the marketing agreement EVTN signed with Southern Chemical. The Voraxial 4000 Separator was chosen for its small footprint and high volume capacity. With the Voraxial 4000 Separator installed on the platform, Repsol met regulated water discharge limits. Due to the successful separation performance of the Voraxial, the lease agreement was extended.

Due to the exposure from the various petroleum industry related trade shows and the trials / demonstrations conducted over the past several years, the Company is now in discussions with various oil companies to conduct additional trials and for purchase of units. The Company is also in discussion with several oil service companies interested in developing a relationship with the company to market the Voraxial® Separator within the industry. We anticipate that some of these opportunities will materialize in 2009.

The Voraxial® Grit Separator has been designed for specific use in the municipal wastewater industry. The Voraxial® generates a centrifugal that provides for efficient separation of sand/grit and is configured for operation at the headworks of a municipal wastewater treatment plant (WWTP). A single Voraxial® Grit Separator is designed to provide for the continuous removal of grit from screened wastewater at rates up to eight thousand (8000) gallons per minute (11.5 mgd). We currently have designs for two models of Voraxial® Grit Separators. The Voraxial® 4000 Grit Separator has an operating range of three-tenths to one and three-tenths (0.3 to 1.3) million gallons per day (mgd), powered by a ten (10) HP TEFC motor. The Voraxial® 8000 Grit Separator has an operating range of three to eleven and five-tenths (3.0 to 11.5) mgd, powered by a fifty (50) HP TEFC motor. This separation performance translates well into other industries. The Company is receiving interest from other applications for its Voraxial Separator to do liquid/solid separation.

Voraxial® Separator

In 2008, the Company made some upgrades to the Voraxial Separator that increases the “g” force generated by approximately 300%. This increase significantly improves separation performance. These upgrades also increase the flow rate and pump curve through the Voraxial while decreasing energy and maintenance requirements. These improvements mark a significant upgrade to the Voraxial Separator.

The Voraxial® Separator is a continuous flow turbo machine that generates a strong centrifugal force, a vortex, capable of separating light and heavy liquids, such as oil and water, or any other combination of liquids and solids at extremely high flow rates. As the fluid passes through the machine, the Voraxial® Separator accomplishes this separation through the creation of a vortex. In liquid/liquid and liquid/solid mixtures, this vortex causes the heavier compounds to gravitate to the outside of the flow and the lighter elements to move to the center where an inner core is formed. The liquid stream processed by the machine is divided into separate streams of heavier and lighter liquids and solids. As a result of this process, separation is achieved.

The Voraxial® Separator is a self-contained, non-clogging device that can be powered by an electric motor, diesel engine or by hydraulic power generation. Further, the Voraxial® Separator’s scalability allows it to be utilized in a variety of industries and to process various amounts of liquid. The following are the various sizes and the corresponding capacity range:

                                                                     Product and Capacity Range

                                                 Model                 Diameter            Capacity Range

                                                Number                   Size             Gallons Per Minute

                                                   Voraxial®1000           1 inch                       3 - 5
                                                   Voraxial®2000           2 inches                 20 - 70
                                                   Voraxial®4000           4 inches               100 - 500
                                                   Voraxial®8000           8 inches            1,000 - 3,000

The Voraxial® Separator can transfer various liquids in either direction by reversing the machine’s rotation. We currently maintain an inventory of various models of the Voraxial® Separator.

Management believes that our Voraxial® Separator offers substantial applications on a cost-effective basis, including: oil exploration & production, oil remediation services, municipal wastewater treatment, bilge water purification, food processing waste treatment and numerous other industrial production and environmental remediation processes. We also believe that the quality of the water separated from the contaminant is good enough to recycle back into the process stream (back into the plant) or discharge to the environment. As clean water becomes less available to the ever-increasing world population, this technology may become more valuable.

The Voraxial® Separator is currently manufactured and assembled at our Fort Lauderdale, Florida facilities. The Company subcontracts some parts of the Voraxial Separator to local manufacturers.

The Market

The need for effective and cost efficient wastewater treatment and separation technology is global in scale. Moreover, virtually every industry requires some type of separation process either during the manufacturing process, prior to treatment or discharge of wastewater into the environment, for general clean up, or emergency response capability. Separation processes, however, are largely unknown to the average consumer. These processes are deeply integrated in almost all industrial processes from oil to wastewater to manufacturing. Management believes that the Voraxial® technology has applications in most, if not all major separation industries. The unique characteristics of the Voraxial® allow it to be utilized either as a stand-alone unit or within an existing system to provide a more efficient and cost effective way to handle the separation needs of the customer. We believe the Voraxial® Separator can result in a cost savings and other benefits to the customer. These benefits result in and include:

•	A reduction in water and energy usage,

•	Requires no pressure drop to perform separation,

•	Less space needed to implement the Voraxial® Separator; the Voraxial® Separator weighs less than existing systems,

•	A reduction in time to process and separate the fluids, allowing the customer to be more efficient,

•	Creation of a more efficient and faster process to treat water to increase the overall productivity of the end-user,

•	A reduction in the amount of disposable liquids,

•	Fewer employees needed to operate the system, and

              •     Reduction of ongoing maintenance and servicing costs.

We believe that we are the only front-end solution for the separation industry that can offer increased productivity while reducing the physical space and energy required to operate the unit. These advantages translate into the potential for substantial operating cost efficiencies that would increase the profitability of the solution’s end user. The Voraxial’s unique characteristic to conduct separation without a pressure loss allows the unit to be installed in locations other technologies cannot. For instance another separation technology in the oil industry called a hydrocyclone requires a significant pressure loss to perform separation. This characteristic gives the customer a more economical way to achieve separation.

If, as we expect, environmental regulations, both domestically and internationally, become more stringent, companies will be required to more effectively treat their wastewater prior to discharge. We believe this offers a great opportunity for the Company as the Voraxial® Separator can be utilized in most separation applications to significantly increase the efficiency of the separation processes while simultaneously reduce the cost to the end-user.

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

Oil reservoirs frequently contain large volumes of water and as oil wells mature (the oil field becomes depleted), the amount of produced water increases. In the continental US, it is estimated that 7-10 barrels of water is produced for each barrel of recovered oil. According to the Argonne National Laboratory 2007 White Paper, “approximately 15 to 20 billion bbl (barrels; 1 bbl = 42 U.S. gallons) of produced water are generated each year in the United States. This is equivalent to a volume of 1.7 to 2.3 billion gallons per day.” Worldwide, the total amount of produced water generated, excluding the United States, is approximately 50 billon barrels (approximately 6 billion gallons per day). Produced water volumes will continue to increase as oil wells mature.

The necessity to process and efficiently separate high volumes of liquids coupled with the more stringent environmental regulations worldwide is increasing the demand for the Voraxial® Separator. The Voraxial® Separator provides a cost effective way to separate large volumes of produced or re-injection water for both on-land and offshore production facilities. The Voraxial® provides superior separation while decreasing the amount of space, energy and weight to conduct the separation. In addition to oil separation, the Voraxial can also perform solid (sand and grit) extraction, which prevents production damage by increasing the life of the well.

The Company also expects market opportunities to present themselves because of increased governmental regulation and standards enforcement by the U.S. Environmental Protection Agency (“EPA”), and the European Union Commission on the Environment. Additionally, emerging markets worldwide are opening as growing nations recognize the need and benefit of addressing the environmental issues faced by population growth and industrialization, such as China, Mexico, and South America.

Inventory

Other than our Voraxial® Separators, we maintain no inventory of finished parts until we receive a customer order. We currently have various models of the Voraxial® Separator in inventory, which includes certain models located at third party facilities on a trial basis.

Competition

We are subject to competition from a number of companies who have greater experience, research abilities, engineering capability and financial resources than we have. Although we believe our Voraxial® Separator offers applications which accomplish better or similar results on a more cost-effective basis than existing products, other products have, in some instances, attained greater market and regulatory acceptance. These competitors include, but are not limited to Westfalia and AlfaLaval.

Marketing

Management is implementing a comprehensive sales and marketing program to stimulate awareness of the Voraxial® Separator. Management is developing relationships with oil service companies and representatives to promote the Voraxial to oil industry customers. We are beginning to see the benefits of this program as interest and opportunity for deployments and revenues are increasing. We believe that significant revenues will begin to be realized in 2009.

We also have seen a great benefit from exhibiting at tradeshows. We have presented the Voraxial® Separator at several prominent trade shows in the past fiscal year. The Company will exhibit the Voraxial® Separator at additional tradeshows in 2009.

Sources and availability of raw materials

The materials needed to manufacture our Voraxial® Separator have been provided by leading companies in the industry including Motion Industries, MSC, Baldor Electric Co., and John Crane, Inc., among other suppliers. We do not anticipate any shortage of component parts.

Intellectual property

We currently hold several patents pertaining to the Voraxial® Separator and are continually working on developing other patents. The Company owns United States Patent #6,248,231, #5,904,840 and #5,084,189. The latest patent, Patent #6,248,231 was registered in 2001 for Apparatus with Voraxial® Separator and Analyzer. Patent #5,904,840 is for Apparatus for Accurate Centrifugal Separation of Miscible and Immiscible Media, which is for technology invented by our president and sole director, Alberto DiBella, and registered in 1999. The other is for the Method and Apparatus for Separating Fluids having Different Specific Gravities. This is for technology invented by Harvey Richter and registered in 1992 to Richter Systems, Inc. In 1996, we acquired assets, including this patent from Richter Systems, Inc. The method and apparatus for each of these is applied in our Voraxial® Separator. The Company filed for additional patents in 2007 to reflect the upgrades to the Voraxial Separator. These patents are still pending.

In addition, we hold trademark protection for the word “Voraxial”.

Product liability

Our business exposes us to possible claims of personal injury, death or property damage, which may result from the failure, or malfunction of any component or subassembly manufactured or assembled by us. We have product liability insurance. However, any product liability claim made against us may have a material adverse effect on our business, financial condition or results of operations in light of our poor financial condition, losses and limited revenues. We have also obtained directors and officers, and general insurance coverage.

Research and development

In our past two fiscal years, we have spent approximately $1,100,000 on product research and development. The Company has finalized the development of the Voraxial® Separator. However, we have made modifications to the Voraxial Separator. These modifications have resulted in a 300% increase in “g” forces generated, an increase in fluid throughput, a decrease in energy usage and a decrease in maintenance. Management believes these improvements are significant and will increase the marketability of the Voraxial. Although we will continually work on advancing the technology and applications whereby the technology can be used, we do not anticipate devoting a significant portion of any future funds to this area of the business in the near term.

Employees

We currently have six full time employees. All of our employees work full-time. None of our employees are members of a union. We believe that our relationship with our employees is favorable. We intend to add additional employees in the upcoming year, including managers, sales representatives and field technical engineers.

ITEM 1A. Risk Factors

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

We have incurred operating losses since our inception, and we will continue to incur net losses until we can produce sufficient revenues to cover our costs. At December 31, 2008, we had an accumulated deficit of $10,013,240, including a net loss of $1,375,924 for the year ended December 31, 2008. Even if we achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Our competitors' products may be more effective, or more effectively marketed and sold, than any of our products. Many of our competitors have:

       •      significantly greater financial, technical and human resources than we have and may be better equipped to discover, develop, manufacture and commercialize products; and

             •     more extensive experience in marketing water treatment products.

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

Our success may also depend in part on our ability to operate without infringing the proprietary rights of third parties. The manufacture, use, or sale of our product may infringe on the patent rights of others. Likewise, third parties may challenge or infringe upon our existing or future patents. Proceedings involving our patents or patent applications or those of others could result in adverse decisions regarding:

•	the patentability of our inventions relating to our product; and/or
•	the enforceability, validity, or scope of protection offered by our patents relating to our product.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In September 2008, the Company entered into a one (1) year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. The lease is approximately $6,100 per month for the year of the lease. The Company has the option to renew the lease at the end of the term.

Item 3. Legal Proceedings

           None.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

PART II.

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASD Over-The-Counter Bulletin Board (“OTCBB”) under the symbol EVTN. The bid quotations below are provided by the OTCBB. On March 31, 2009, the closing price for our common stock was $0.44. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

     Bid Quotations

Quarter Ended                                    High                                     Low

                          March 31, 2007                                   $0.69                                    $0.45

                             June 30, 2007                                      $0.95                                    $0.71

                       September 30, 2007                             $0.84                                    $0.55

                       December 31, 2007                             $0.72                                    $0.44

                          March 31, 2008                                   $0.81                                    $0.42

                             June 30, 2008                                      $0.65                                    $0.31

                       September 30, 2008                             $0.51                                    $0.30

                       December 31, 2008                             $0.50                                    $0.18

We have been advised that seven member firms of the NASD are currently acting as market makers for our common stock. There is no assurance that an active trading market will develop which will provide liquidity for our existing shareholders or for persons who may acquire common stock through the exercise of warrants.

Holders

As of December 31, 2008, there were approximately 800 holders of record of our common stock outstanding. Our transfer agent is Jersey Transfer & Trust Company, Inc., Post Office Box 36, Verona, New Jersey 07044.

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

Other Stockholders Matters

Common Stock

During the year ended December 31, 2008 the Company sold 416,666 restricted shares of common stock for $.60 per share in a private placement offering to a Water Investment Fund. Total proceeds from the sale were $250,000.

During the year ended December 31, 2008 the Company sold 500,000 restricted shares of common stock for $.50 per share in a private placement offering to an Energy Investment Fund. Total proceeds from the sale were $250,000.

During the year ended December 31, 2008 the Company sold 592,593 restricted shares of common stock for $.3375 per share in a private placement offering to an Energy Investment Fund. Total proceeds from the sale were $200,000.

Warrants

In January 2008, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 243,200 shares of common stock issued in 2000 for a period of one year. The exercise price of these warrants ranges from $6.00 - $9.00 per share. The warrants were subsequently extended for an additional year and now expire February 2010.

In January 2008, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 200,000 shares of common stock issued in 2001 for a period of one year. The exercise price of the stock under these warrants ranges from $3.00-$4.00 per share. The warrants were subsequently extended for an additional year and now expire April 2010.

In October 2008, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 1,033,333 shares of common stock issued in 2002 for a period of one year. The warrants now expire in October 2009. The exercise price of these warrants ranges from $1.00 - $1.25 per share.

In October 2008, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 1,346,665 shares of common stock issued in 2003 for a period of one year. The warrants now expire in October 2010. The exercise price of these warrants are $1.00 per share.

The issuances of the securities above were exempt from registration under Section 4(2) of the Securities Act. The investors received information concerning the Company and had the opportunity to ask questions concerning the viability of the Company. The certificates representing the securities contain legends restricting their transferability absent registration or applicable exemption.

Issuer Purchase of Equity Securities

None.

Item 6.  Selected Financial Data

         Information not required by small reporting company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management's discussion and analysis contains various forward-looking statements. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate” or “continue” or use of negative or other variations or comparable terminology.

We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

Year ended December 31, 2008 compared to year ended December 31, 2007
Revenue

We continued to focus our efforts and resources to the manufacturing, assembling, marketing and selling of the Voraxial® Separator. Revenues for the year ended December 31, 2008 decreased $184,874 or 64% from $288,431 for the year ended December 31, 2007. Although we had a significant decrease in revenues in 2007, we experienced significant deployments, which management believes will contribute to an increase in 2009 revenues. Revenues in 2007 and 2008 were a result of sale of the Voraxial Separator and auxiliary parts, lease orders and trials for customers interested in buying the Voraxial Separator. Management believes the interest for the Voraxial Separator for liquid/liquid, liquid/solid and liquid/liquid/solid separation is increasing in the oil exploration and production industry. We believe that the relationships we are building will lead to increase Voraxial deployments. We believe we have increased the exposure and awareness of the Voraxial Separator through our marketing programs and expect to increase revenues from the sale and lease of the Voraxial Separator in 2009.

Costs and expenses

Costs and expenses decreased by 37% or $778,755 to $1,350,434 for the year ended December 31, 2008 as compared to $2,129,189 for the year ended December 31, 2007. The decrease was due to non-cash expenses relating to the issuance of options to employees and consultants and consulting fees during 2007. In addition, there was a slight decrease in research and development during the year ended December 31, 2008. Research and development was primarily due to activities in the oil industry. The decrease was partially offset by an increase in general and administrative expenses. We continue to focus our efforts on marketing of the Voraxial® Separator.

General and administrative expenses

General and Administrative expenses increased by 17% or $111,407 to $753,132 for the year ended December 31, 2008 from $641,725 for the year ended December 31, 2007. The increase was primarily due to ______________________________________________________.

Research and development expenses

Research and Development expenses decreased $5,986 to $597,302 for the year ended December 1, 2008 from $603,288 for the year ended December 31, 2007. The R&D conducted by the Company over the past two years resulted with the Company upgrading the Voraxial Separator and filing additional patents. The upgraded Voraxial Separator now produces 300% more “g” forces, processes more liquids and utilizes less energy. An increase in “g” forces increases separation efficiency. These are significant upgrades as it allows the Voraxial to operate in more locations in the oil exploration & production sector. These upgrades are receiving a favorable response from the industry. The upgraded Voraxial 4000 Separator has already been shipped to a customer and been in operation for several months.

Liquidity and capital resources

At December 31, 2008, we had working capital deficit $875,433, cash of $31,910 and an accumulated deficit of $10,013,240. For the year ended December 31, 2008, we had a net loss from operations of $1,363,576. Operating at a loss for the year negatively impacted our cash position; however, funds received from the private placements completed during 2008 improved our working capital position.

During the year ended December 31, 2008, we issued 1,509,259 shares of the Company’s restricted common stock to five investors, including a Water Investment Fund and an Energy Investment Fund at prices ranging from $0.3375 per share to $0.60 per share for gross proceeds of $700,000.

We believe that including our current cash resources and anticipated revenue to be generated by our Voraxial® Separators, we will have sufficient resources to continue business operations for the next twelve months. To the extent that these resources are not sufficient to sustain current operating activities, we may need to seek additional capital, or adjust our operating plan accordingly.

Continuing losses

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern.

The Company has experienced net losses, has a working capital deficit and sustained cash outflows from operating activities and had to raise capital to sustain operations. There is no assurance that the Company's developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve significant revenues. If the Company is unable to successfully commercialize its Voraxial Separator, it is unlikely that the Company could continue its business. The Company will continue to require the infusion of capital until operations become profitable. During 2009, the Company anticipates seeking additional capital, increasing sales of the Voraxial Separator and continuing to restrict expenses. However, substantial doubt exists about the ability of the Company to continue as a going concern.

Recent Accounting Pronouncements

Accounting changes and error corrections

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2006. The Company has adopted SFAS 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its consolidated results of operations and financial condition.

Fair value measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2006 and will be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect that its adoption of SFAS 157 will have a material impact on its consolidated results of operations and financial condition.

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

Taxes collected from customer and remitted to governmental authorities

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06-3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company currently presents such taxes net. EITF 06-3 is required to be adopted during the first quarter of fiscal year 2008. These taxes are currently not material to the Company’s consolidated financial statements.

Accounting for rental costs incurred during a construction period

In September 2006, the FASB issued FASB Staff Position No. FAS 13-1 (As Amended), “Accounting for Rental Costs Incurred during a Construction Period” (FAS 13-1). This position requires a company to recognize as rental expense the rental costs associated with a ground or building operating lease during a construction period, except for costs associated with projects accounted for under SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” FAS 13-1 is effective for reporting periods beginning after December 15, 2005 and was adopted by the Company in the first quarter of fiscal year 2006. The Company’s adoption of FAS 13-1 will not materially affect its consolidated results of operations and financial position.

Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements

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

In December, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (hereinafter “SFAS No. 141 (revised 2007)”). This statement establishes principles and requirements for how an acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The scope of SFAS No. 141 (revised 2007) is broader than the scope of SFAS No. 141, which it replaces. The effective date of SFAS No. 141 (revised 2007) is for all acquisitions in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement has no immediate material effect on the Company’s consolidated financial condition or results of operations.

Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB 51

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (hereinafter “SFAS No. 160”). This statement establishes accounting and reporting standards that require a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position with equity, but separate from the parent’s equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of this standard is for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this statement had no immediate material effect on the Company’s consolidated financial condition or results of operations.

Management does not expect these statements to have a material impact on the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information not required by smaller reporting company.

Item 8.  Financial Statements and Supplementing Data

        The financial statements required by this report are included, commencing on F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, December 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only Management’s report in this annual report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Lack Of Independent Board Of Directors And Audit Committee

Management is aware that an audit committee composed of the requisite number of independent members along with a qualified financial expert has not yet been established. Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions, Management has concluded that the risks associated with the lack of an independent audit committee are not justified. Management will periodically reevaluate this situation.

Lack Of Segregation Of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

Item 9(B). Other Information

         None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Directors and executive officers

The following sets forth the names and ages of our officers and directors. Our directors are elected annually by our shareholders, and the officers are appointed annually by our board of directors.

Name                                  Age                        Position

Alberto DiBella                      78                 President and Director

   John A. DiBella                      37                Executive Vice President and Director

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

John A. DiBella has served as an employee of our Company since January 2002. In August 2006 the Company expanded its board of directors to two members. John DiBella was appointed by the board to fill the vacancy created by the additional board seat. From 2000 through January 2002 Mr. DiBella provided consulting services to our Company. Mr. DiBella currently serves as the Company’s Vice President. Mr. DiBella co-founded and served as President of PBCM, a financial management company located in New Jersey from 1997 to 1999. While at PBCM, Mr. DiBella was involved in various consulting services regarding the development of publicly traded companies, including establishing a management team, negotiating partnerships, licensing agreements and investigating merger and acquisition opportunities. Prior to co-founding PBCM, Mr. DiBella served as a Securities Analyst in the Equities and Derivatives Department for Donaldson, Lufkin and Jenrette, a NYSE member firm. Mr. DiBella holds a Bachelor of Science Degree in Finance and Economics from Rutgers University. Mr. DiBella is the nephew of Alberto DiBella.

Board of Directors and Committees

During the year ended December 31, 2008, our board of directors held 4 meetings.

To date, we have not established an audit committee. Due to our financial position, we have been unable to attract qualified independent directors to serve on our board. Our board of directors, consisting of Alberto DiBella and John A. DiBella, reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls. None of the board members are considered a “financial expert.”

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

On February 18, 2004, we issued options to purchase an aggregate of 30,000 shares of our common stock exercisable at $0.71 per share to three of the individuals as consideration for joining our advisory committee. The options are exercisable until February 18, 2010.

Code of Ethics

During the year ended December 31, 2003 we adopted a code of ethics. The code of ethics was filed with the Company’s Form 10-KSB annual report for the year ended December 31, 2003. The code of ethics may be obtained by contacting the Company’s executive offices. The code applies to our officers and directors. The code provides written standards that are designed to deter wrongdoing and promote: (i) honest and ethical conduct; (ii) full, fair, accurate, timely and understandable disclosure; (iii) compliance with applicable laws and regulations; (iv) promote reporting of internal violations o the code; and (v) accountability for the adherence to the code.

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

To our knowledge, based solely on a review of the copies of reports furnished to us, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were not complied with on a timely basis for the period which this report relates. In June 2008, Alberto DiBella disposed of 100,000 shares of common stock under a private transaction with a third party.

Item 11. Executive compensation

The table below sets forth compensation for the past two years awarded to, earned by or paid to our chief executive officer and each executive officer whose compensation exceeded $100,000 for the years ended December 31, 2008 and December 31, 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Alberto DiBella	2008	$305,000	(1)	—	—	—		—	—	—	$305,000
CEO and Principal, Financial Officer	2007	$250,000	(2)	—	—	$30,000	(5)	—	—	—	$280,000

John A. DiBella	2008	$305,000	(3)	—	—	—		—	—	—	$305,000
Executive Vice President,	2007	$250,000	(4)	—	—	$30,000	(5)	—	—	—	$280,000
T

(1)	$211,700 was deferred in 2008.
(2)	$130,000 was deferred in 2007.
(3)	$276,016 was deferred in 2008.
(4)	$181,000 was deferred in 2007.
(5)

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

2008 Outstanding Equity Awards At Fiscal Year-End Table

	Option Awards					Stock Awards

	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other rights That Have Not Vested

Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)

Alberto DiBella	110,000	—	—	$0.60	2009	—	—	—	—
	110,000	—	—	$1.00	2009	—	—	—	—
	1,000,000	—	—	$0.40	2012	—	—	—	—
John DiBella	2,000,000	—	—	$0.15	2012	—	—	—	—
	516,666	—	—	$0.60	2009	—	—	—	—
	516,666	—	—	$1.00	2009	—	—	—	—
	1,000,000	—	—	$0.40	2012	—	—	—	—

Employment agreements

          Neither of our executive officers has a written employment agreement with the Company. We currently pay our executive officers approximately $305,000 per annum; however a majority of the salary is accrued.

Director Compensation

          Directors are not compensated by our Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

The table below sets forth information with respect to the beneficial ownership of our securities as of December 31, 2008 by: (1) each person known by us to be the beneficial owner of five percent or more of our outstanding securities, and (2) executive officers and directors, individually and as a group.

Unless otherwise indicated, we believe that the beneficial owner has sole voting and investment power over such shares.

Name and Address of                        Number of Shares                 Percentage of
Beneficial Owner                              Beneficially Owned                Ownership

 Alberto DiBella                                       4,166,666(1)                          16%
3500 Bayview Drive
Fort Lauderdale, FL 33308

John DiBella                                           5,033,333(2)                          14%
821 N.W. 57th Place

Fort Lauderdale, FL 33309

Robert Weinberg                                     2,000,000(3)                           8%

11338 Clover Leaf Circle

Boca Raton, FL 33428

Peter Chiappetta                                      3,000,000(3)                           12%

2299 NW 62nd Drive

Boca Raton, FL 33487

All officers and directors                           9,199,999                               30%
as a group (2 persons)

(1)     Alberto DiBella’s beneficial share ownership includes 10,000 shares of common stock owned by his wife. Also includes 110,000 shares of common stock underlying options exercisable at $.60 per share and 110,000 shares of common stock underlying options exercisable at $1.00 per share. Also includes 1,000,000 shares of common stock underlying options exercisable at $0.40 per share.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company has no independent directors.

PART IV.

Item 14. Principal Accountant Fees and Services

Year ended December 31, 2007

Audit Fees:   The aggregate fees, including expenses, billed by our current principal accountant in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2007 and for the review of our financial information included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 was $17,000. The aggregate fees, including expenses in connection with the review of our financial information included in our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2007 was $10,500.

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

Year ended December 31, 2008

Audit Fees:   The aggregate fees, including expenses, billed by our current principal accountant in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2008 and for the review of our financial information included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2008 was $15,000. The aggregate fees, including expenses, billed by our principal accountant in connection with the review of our financial information included in our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2008 was $13,500.

Audit Related Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the audit for the year ended December 31, 2008 were $-0-.

Tax Fees: The aggregate fees, billed by our principal accountant for services reasonably related to tax services during the year ended December 31, 2008 were $-0-.

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant during year 2008 was $-0-.

The Company’s Board of Directors acts as an audit committee. The Board of Directors has considered whether the provisions of the services covered above under the captions is compatible with maintaining the auditor’s independence and approved such services prior to the services being provided.

Item 15. Exhibits and Financial Data Schedules

     (a)          Exhibit No.          Description of Exhibit

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on April 14, 2009.

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

DECEMBER 31, 2008 and 2007

Report of Independent Registered Public Accounting Firm

To The Shareholders and Board of Directors of

     Enviro Voraxial Technology, Inc.

We have audited the accompanying consolidated balance sheet of Enviro Voraxial Technology, Inc and Subsidiary as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in shareholders’ deficiency and cash flows for years then end. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enviro Voraxial Technology, Inc and Subsidiary as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that Enviro Voraxial Technology, Inc and Subsidiary will continue as a going concern. As discussed in Note B to the financial statements, Enviro Voraxial Technology, Inc and Subsidiary has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

April 13, 2009

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 31,910	$ 201,066
Accounts receivable	25,000	-
Inventory, net	174,581	295,267

Total current assets	231,471	496,333

FIXED ASSETS, NET	203,594	226,242

OTHER ASSETS	13,695	13,695

Total assets	$ 448,780	$ 736,270

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 1,176,089	$ 656,819
Current portion of note payable	30,836	30,836

Total current liabilities	1,206,925	687,655

LONG TERM NOTE PAYABLE	111,117	141,953

Total liabilities	1,318,042	829,608

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY:
Common stock, $.001 par value, 42,750,000 shares authorized;
24,631,494 and 23,122,135 shares issued and oustanding
as of December 31, 2008 and 2007, respectively	24,630	23,121
Additional paid-in capital	9,219,348	8,520,857
Accumulated deficit	(10,113,240)	(8,637,316)

Total shareholders' deficiency	(869,262)	(93,338)

Total liabilities and shareholders' deficiency	$ 448,780	$ 736,270

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,
	2008	2007

Revenues, net	$ 103,558	$ 288,431

Cost of goods sold	116,700	77,246

Gross profit (loss)	(13,142)	211,185

Costs and expenses:
General and administrative	753,132	641,725
Consulting services	-	884,176
Research and development	697,302	603,288

Total costs and expenses	1,450,434	2,129,189

Loss from operations	(1,463,576)	(1,918,004)

Other (income) expenses:
Interest income	1,173	-
Interest expense	(13,521)	(3,776)

Total other expense	(12,348)	(3,776)

NET LOSS	$ (1,475,924)	$ (1,921,780)

Weighted average number of common shares
outstanding-basic and diluted	23,832,783	18,282,808

Loss per common share - basic and diluted	$ (0.06)	$ (0.11)

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY

			Additional
	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance - December 31, 2006	21,992,235	$21,991	$6,719,811	$ (13,333)	$ (6,715,536)	$ 12,933

Issuance of options for accrued salary	-	-	360,000	-	-	360,000
Issuance of options for services	-	-	86,676	-	-	86,676
Issuance of common stock for consulting services	100,000	100	39,900	(13,333)	-	26,667
Extension of options issued	-	-	697,500	-	-	697,500
Amortization of deferred compensation	-	-	-	13,333	-	13,333
Issuance of common stock	780,000	780	467,220	-	-	468,000
Amortization of deferred compensation	-	-	-	13,333	-	13,333
Issuance of common stock	250,000	250	149,750	-	-	150,000

Net loss	-	-	-	-	(1,921,780)	(1,921,780)

Balance - December 31, 2007	23,122,235	23,121	8,520,857	-	(8,637,316)	(93,338)

Issuance of common stock at $.60 per share	416,666	416	249,584	-	-	250,000
Issuance of common stock at $.50 per share	500,000	500	249,500	-	-	250,000
Issuance of common stock at $.34 per share	592,593	593	199,407	-	-	200,000

Net loss					(1,475,924)	(1,475,924)

Balance - December 31, 2008	24,631,494	$24,630	$9,219,348	$ -	$(10,113,240)	$ (869,262)

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,
	2008	2007

Cash Flows From Operating Activities:
Net loss	$(1,475,924)	$(1,921,780)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	22,648	11,880
Common stock issued for services	-	40,000
Deferred compensation	-	13,333
Issuance of common stock consulting services	-	446,676
Extension of stock options issued	-	697,500
Changes in assets and liabilities:
Accounts receivable	(25,000)	61,341
Inventory	120,685	(97,121)
Prepaid insurance	-	-
Accounts payable and accrued expenses	519,271	5,116
Deposits from customers	-	-

Net cash used in operating activities	(838,320)	(743,055)

Cash Flows From Investing Activities:
Purchase of equipment	-	(233,367)
Purchase of other assets	-	(3,695)

Net cash used in investing activities	-	(237,062)

Cash Flows From Financing Activities:
Proceeds (repayments) from issuance of notes payable	(30,836)	172,789
Proceeds from sales of common stock	700,000	618,000

Net cash provided by financing activities	669,164	790,789

Net decrease in cash and cash equivalents	(169,156)	(189,328)

Cash and cash equivalents, beginning of period	201,066	390,393

Cash and cash equivalents, end of period	$31,910	$201,066

Supplemental Disclosures

Cash paid during the year for interest	$13,521	$3,776
Cash paid during the year for taxes	$-	$-

Non-cash investing and financing activities:
Extension of stock options	$-	$697,500
Common stock issued for conversion of
accrued salary	$-	$360,000
Common stock options issued for services	$-	$86,676
Common stock issued for consulting services	$-	$40,000

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE A - ORGANIZATION AND OPERATIONS

Organization

Enviro Voraxial Technology, Inc. (the "Company") is a provider of environmental and industrial separation technology. The Company has developed and patented the Voraxial(R) Separator, which is a technology that efficiently separates liquid/liquid, liquid/solid or liquid/liquid/solid fluid streams with distinct specific gravities. Potential commercial applications and markets include oil exploration and production, oil refineries, mining, manufacturing and food processing industry. The Company manufactures and sells the Voraxial(R) Separator.

Florida Precision Aerospace, Inc. (FPA) is the wholly-owned subsidiary of the Company and is used to manufacture, assemble and test the Voraxial Separator.

NOTE B - GOING CONCERN

The Company has experienced net losses, has negative cash flows from operating activities, and has to raise capital to sustain operations. There is no assurance that the Company's developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve a level of revenue sufficient to provide cash inflows to sustain operations. The Company will continue to require the infusion of capital until operations become profitable. During the remainder of 2009, the Company anticipates seeking additional capital, increasing sales of the Voraxial(R) Separator and reducing expenditures. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer acceptance, revenue is deferred until we have evidence of customer acceptance and all terms of the agreement have been complied with. There were no agreements with such provisions as of December 31, 2008.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually three to six months.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at December 31, 2008, approximate their fair value because of their relatively short-term nature.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate limits.

Inventory

Inventory consists of components for the Voraxial(R) Separator and is priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of December 31, 2008, there were no such components held by third parties.

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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
12,300,033

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

Stock-Based Compensation

The Company adopted Statement of Financial Account Standard (SFAS) No. 123(R) effective January 1, 2006. This statement requires compensation expense relating to share-based payments to be recognized in net income using a fair-value measurement method. Under the fair value method, the estimated fair value of awards is charged to income on a straight-line basis over the requisite service period, which is generally the vesting period. The company elected the modified prospective method as prescribed in SFAS No. 123 (R) and therefore, prior periods were not restated. Under the modified prospective method, this statement was applied to new awards granted after the time of adoption, as well as to the unvested portion of previously granted equity-based awards for which the requisite service has not been rendered as of January 1, 2006.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which was released in December 2002 as an amendment of SFAS No. 123. The Company currently accounts for stock-based compensation under the fair value method using the Black-Scholes option pricing model as indicated in Note E.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Recent Accounting Pronouncements

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends FASB Statement No. 132(R) (“SFAS No. 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009. The technical amendment was effective upon issuance of FSP FAS No. 132(R)-1. The Company has no such plans and its adoption of FSP FAS No. 132(R)-1 will not have a material impact on its consolidated financial position and results of operations.

Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP FIN No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.” FSP FIN No. 48-3 defers the effective date of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS No. 109, “Accounting for Income Taxes.” However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral. FSP FIN No. 48-3 was effective upon issuance. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets. FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity. FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

transparency to financial statement users. FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged. The Company is currently assessing the impact of FSP FAS No. 140-4 on its consolidated financial position and results of operations.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.” EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of EITF No. 08-8 on its consolidated financial position and results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.” EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement. EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities. EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF No. 08-7 on its consolidated financial position and results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF Issue No. 08-6 (“EITF No. 08-6”), “Equity Method Investment Accounting Considerations.” EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method. Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence. EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF No. 08-6 on its consolidated financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active. The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.” This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis. FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of FSP EITF No. 08-5 on its consolidated financial position and results of operations.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP FAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee. Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008. The Company is currently assessing the impact of FSP FAS No. 133-1 on its consolidated financial position and results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock.” EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities to increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets,", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 "Goodwill and Other Intangible Assets". The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) "Business Combinations" and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities," an amendment of SFAS No. 133, (SFAS No. 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company's consolidated financial statements.

NOTE D - RELATED PARTY TRANSACTIONS

For the year ended ended December 31, 2008, the Company incurred consulting expenses from its chief executive officer of the Company of $305,000. Of these amounts, $93,300 has been paid for the year ended December 31, 2008. The unpaid balance has been included in accrued expenses.

For the year ended December 31, 2008, the Company incurred salary expenses from the vice president of the Company of $305,000. Of these amounts, $28,984 has been paid for the year ended December 31, 2008. The unpaid balance has been included in accrued expenses.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE E - CAPITAL TRANSACTIONS

Common stock

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

During the three months ended September 30, 2008 the Company sold 592,593 shares of restricted common stock for $0.34 per share in a private placement offering. The institutional investor had made previous investments in the Company during 2008. Total proceeds from the sale were $200,000. The shares contain legends restricting their transferability absent registration or applicable exemption. The shares contain legends restricting their transferability absent registration or applicable exemption.

Warrants

In January 2008, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 243,200 shares of common stock issued in 2000 for a period of one year. The warrants now expire in February 2009 . The purchase price of these warrants ranges from $6.00 - $9.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of December 31, 2008. The warrants have subsequently been extended for an additional twelve months.

In January 2008, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 200,000 shares of common stock issued in 2001 for a period of one year. The warrants now expire in April 2009. The purchase price of the stock under these warrants ranges from $3.00-$4.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of December 31, 2008. The warrants have subsequently been extended for an additional twelve months.

In October 2008, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 1,033,333 shares of common stock issued in 2002 for a period of one year. The warrants now expire in October 2009. The purchase price of these warrants ranges from $1.00 - $1.25 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of December 31, 2008.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

In 2008, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 1,346,665 shares of common stock issued in 2003 for a period of one year. The warrants now expire in January 2010. The purchase price of these warrants are $1.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of December 31, 2008.

Information with respect to warrants outstanding and exercisable at December 31, 2008 is as follows:

	Number Outstanding	Range of Exercise Price	Number Exercisable

Balance, December 31, 2007	5,589,367	$0.75 - $9.00	5,389,367
Issued	-		-

Balance, December 31, 2008	5,589,367	$0.75-$9.00	5,389,367

Information with respect to employee stock options outstanding and employee stock options exercisable at December 31, 2008 is as follows:

	Options Outstanding	Vested Shares	Exercise Price Per Common Share	Weighted Average Exercise Price Per Option Outstanding

Balance, December 31, 2007	6,335,666	6,315,666	$0.15-$1.00	$0.46
Granted/vested during the year ended December 31, 2008	-	-	-	-
Expired during 2008	-	-	-	-
Balance, December 31, 2008	6,335,666	6,315,666	$0.15-$1.00	$0.46

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

The following table summarizes information about the stock options outstanding at December 31, 2008:

Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price

0.30	45,000	3.25	0.30	45,000	0.30
0.77	200,000	4.25	0.77	200,000	0.77
0.15	2,000,000	4.25	0.15	2,000,000	0.15
1.00	10,000.08		1.00	10,000	1.00
0.60	697,333	1.25	0.60	697,333	0.60
1.00	697,333	1.25	1.00	697,333	1.00
1.00	50,000	3.00	1.00	50,000	1.00
0.71 0.40	30,000 2,981,000 6,710,666	.25 4.25	0.71 0.40	30,000 2,981,000 6,710,666	0.71 0.40

NOTE F - COMMITMENTS AND CONTINGENCIES

Employment Agreements
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

The Company hired an employee under employment agreement that commenced in January 2003. The salaries for 2003 were $150,000 subject to annual increases beginning in 2004.  The agreement has a term of 5 years. The agreement provided for the granting of up to 300,000 cashless exercise warrants to purchase common stock at $1 per share which may result in a significant charge to operations in the future. This agreement was terminated by mutual agreement on December 31, 2004, and only 150,000 warrants were vested and are exercisable.

Operating Lease
The Company leases office and warehouse space in Ft. Lauderdale, Florida under a business lease agreement for a one-year term ending in September 2009. The Company has extended the lease for an additional twelve months, with the option to cancel the lease with sufficient notice.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

 NOTE G - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2008 and 2007 consist of the following:

December 31,
2007	2006
        Current:
$-	$-
             Federal
-	-
             State
-	-
        Deferred:

             Federal
$(470,000)	$(653,500)
             State
(82,500)	(115,300)
(552,500)	(768,800)

             Benefit from the operating loss carryforward
552,500	768,800

             Benefit for income taxes, net
$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2008	2007

Statutory federal income tax rate	34.0%	34.0%
Decrease in valuation allowance	(40.0)%	(40.0)%
State income taxes	6.0%	6.0%
Effective tax rate	(0)%	(0)%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The net deferred tax assets and liabilities are comprised of the following:

2008
Deferred income tax asset:
Net operating loss carry-forwards	$ 4,085,200
Valuation allowance	(4,085,200)
Deferred income tax asset	$ -

The Company has a net operating loss carryforward of approximately $10,213,000 available to offset future taxable income through 2019.

The Company has made a 100% valuation allowance of the deferred income tax asset at December 31, 2008, as it is not expected that the deferred tax assets will be realized. The net increase in valuation allowance during the year ended December 31, 2008 was approximately $630,000.

NOTE H – SUBSEQUENT EVENTS

In February 2009, the Company entered into a six month consulting agreement. Under the terms of the agreement, the consultant will receive 200,000 shares of the Company’s restricted stock.