Form 10-K/A
period 2008-12-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2009-04-20
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No 1. to

FORM 10-K/A

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
Yes [ ]     No [X]

The aggregate market value of the Company's voting stock held by non-affiliates as of March 31, 2009 was approximately $6,549,323.80 based on the closing price of such stock on that date as quoted on the Over the-Counter Bulletin Board.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: December 31, 2008: 24,831,494 Shares of Common Stock.

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

In addition, over the past two fiscal years the Company has worked on various projects, including the following:

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

Year ended December 31, 2008 compared to year ended December 31, 2007

Revenue

We continued to focus our efforts and resources to the manufacturing, assembling, marketing and selling of the Voraxial® Separator. Revenues for the year ended December 31, 2008 decreased $184,874 or 64% from $288,431 for the year ended December 31, 2007. Although we had a significant decrease in revenues in 2008, we experienced significant deployments, which management believes will contribute to an increase in 2009 revenues. Revenues in 2007 and 2008 were a result of sale of the Voraxial Separator and auxiliary parts, lease orders and trials for customers interested in buying the Voraxial Separator. Management believes the interest for the Voraxial Separator for liquid/liquid, liquid/solid and liquid/liquid/solid separation is increasing in the oil exploration and production industry. We believe that the relationships we are building will lead to increase Voraxial deployments. We believe we have increased the exposure and awareness of the Voraxial Separator through our marketing programs and expect to increase revenues from the sale and lease of the Voraxial Separator in 2009.

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

General and administrative expenses

General and Administrative expenses increased by 17% or $111,407 to $753,132 for the year ended December 31, 2008 from $641,725 for the year ended December 31, 2007. The increase was primarily due to an increase in the marketing of the Voraxial Separator during 2008. The Company is experiencing an increasing demand for the Voraxial Separator from the oil industry, specifically produced water (both offshore and onshore customers), slop oil treatment and refinery applications. We believe this increasing demand will result in increasing revenues.

Research and development expenses

Research and Development expenses decreased $5,986 to $597,302 for the year ended December 1, 2008 from $603,288 for the year ended December 31, 2007. The R&D conducted by the Company over the past two years resulted with the Company upgrading the Voraxial Separator and filing additional patents. The upgraded Voraxial Separator now produces 300% more “g” forces, processes more liquids and utilizes less energy. An increase in “g” forces increases separation efficiency. These are significant upgrades as it allows the Voraxial to operate in more locations in the oil exploration & production sector. These upgrades are receiving a favorable response from the industry. The upgraded Voraxial Separator is being used for customer applications. Currently, only the upgraded Voraxial is being deployed to customers.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on April 16, 2009.

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