Form 10-Q
period 2009-03-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2009-05-20
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2009, we had 24,983,994 shares of our Common Stock outstanding.

PART I.       CONSOLIDATED FINANCIAL INFORMATION

Item 1.     Financial Statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 89,397	$ 31,910
Accounts receivable	20,000	25,000
Inventory, net	174,582	174,581

Total current assets	283,979	231,491

FIXED ASSETS, NET	197,932	203,594

OTHER ASSETS	13,695	13,695

Total assets	$ 495,606	$ 448,780

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 1,378,091	$ 1,176,089
Current portion of note payable	30,836	30,836

Total current liabilities	1,408,927	1,206,925

LONG TERM NOTE PAYABLE	102,991	111,117

Total liabilities	1,511,918	1,318,042

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY:
Common stock, $.001 par value, 42,750,000 shares authorized;
24,983,994 and 24,631,494 shares issued and outstanding
as of March 31, 2009 and December 31, 2008, respectively	24,830	24,630
Additional paid-in capital	9,360,149	9,219,348
Deferred compensation	(53,333)	-
Accumulated deficit	(10,347,958)	(10,113,240)

Total shareholders' deficiency	(1,016,312)	(869,262)

Total liabilities and shareholders' deficiency	$ 495,606	$ 448,780

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31,
	2009	2008

Revenues, net	$ 80,000	$ 3,500

Cost of goods sold	32,000	-

Gross profit	48,000	3,500

Costs and expenses:
General and administrative	163,482	176,998
Research and development	116,277	198,975

Total costs and expenses	279,759	375,973

Loss from operations	(231,759)	(372,473)

Other (expenses):
Interest expense	(2,959)	-

Total other expense	(2,959)	-

NET LOSS	$ (234,718)	$ (372,473)

Weighted average number of common shares
outstanding-basic and diluted	24,912,536	21,267,509

Loss per common share - basic and diluted	$ (0.01)	$ (0.02)

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2009	2008

Cash Flows From Operating Activities:
Net loss	$ (234,718)	$ (372,473)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation	5,662	5,662
Deferred compensation	(53,333)	-
Issuance of common stock for consulting services	80,000	-
Changes in assets and liabilities:
Accounts receivable	5,000	(3,500)
Accounts payable and accrued expenses	202,002	132,204

Net cash provided by (used in) operating activities	4,613	(238,107)

Cash Flows From Financing Activities:
Repayments from issuance of notes payable	(8,126)	(11,085)
Proceeds from sales of common stock	61,000	250,001

Net cash provided by financing activities	52,874	238,916

Net increase in cash and cash equivalents	57,487	809

Cash and cash equivalents, beginning of period	31,910	201,066

Cash and cash equivalents, end of period	$ 89,397	$ 201,875

Supplemental Disclosures

Cash paid during the year for interest	$ -	$ -
Cash paid during the year for taxes	$ -	$ -

Non-cash investing and financing activities:
Extension of stock options	$ -	$ -
Common stock issued for conversion of
accrued salary	$ -	$ -
Common stock options issued for services	$ -	$ -
Common stock issued for consulting services	$ 80,000	$ -

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-K for the year ended December 31, 2008 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of March 31, 2009 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer acceptance, revenue is deferred until we have evidence of customer acceptance and all terms of the agreement have been complied with. There were no agreements with such provisions as of March 31, 2009.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually three to six months.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at March 31, 2009, approximate their fair value because of their relatively short-term nature.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate limits.

Inventory

Inventory consists of components for the Voraxial(R) Separator and is priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of March 31, 2009, there were no such components held by third parties.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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
Such equity instruments may have a dilutive effect in the future and include the following potential common shares:

Warrants	5,741,867
Stock options	6,710,666
12,452,533

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has no such assets and, therefore, no impairments of long-lived assets were recorded as of March 31, 2009.

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.” EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement. EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities. EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has no such assets and, therefore, no impairments of long-lived assets were recorded as of March 31, 2009.

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

NOTE D - RELATED PARTY TRANSACTIONS

For the year three months ended March 31, 2009, the Company incurred consulting expenses from its chief executive officer of the Company of $76,250. Of these amounts, $15,000 has been paid for the three months ended March 31, 2009. The unpaid balance has been included in accrued expenses.

For the three months ended March 31, 2009, the Company incurred salary expenses from the vice president of the Company of $76,250. Of these amounts, $12,000 has been paid for the three months ended March 31, 2009. The unpaid balance has been included in accrued expenses.

NOTE E - CAPITAL TRANSACTIONS

Common stock

In February 2009, the Company entered into a six month consulting agreement. Under the terms of the agreement, the consultant will receive 200,000 shares at $.40 per share of the Company’s restricted stock.

During the three months ended March 31, 2009 the Company sold 152,500 shares of restricted common stock for $.40 per share in a private placement offering and 152,500 warrants at $.60 exercise price. Total proceeds from the sale were $61,000. The shares contain legends restricting their transferability absent registration or applicable exemption.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Warrants

In January 2008, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 243,200 shares of common stock issued in 2000 for a period of one year. The warrants now expire in February 2009. The warrants have subsequently been extended for an additional twelve months. The purchase price of these warrants ranges from $6.00 - $9.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of March 31, 2009.

In January 2008, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 200,000 shares of common stock issued in 2001 for a period of one year. The warrants now expire in April 2009. The purchase price of the stock under these warrants ranges from $3.00-$4.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of March 31, 2009. The warrants have subsequently been extended for an additional twelve months.

In October 2008, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 1,033,333 shares of common stock issued in 2002 for a period of one year. The warrants now expire in October 2009. The purchase price of these warrants ranges from $1.00 - $1.25 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of March 31, 2009.

In 2008, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 1,346,665 shares of common stock issued in 2003 for a period of two years. The warrants now expire in January 2010. The purchase price of these warrants is $1.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of March 31, 2009.

Information with respect to warrants outstanding and exercisable at March 31, 2009 is as follows:

	Number Outstanding	Range of Exercise Price	Number Exercisable

Balance, December 31, 2008	5,589,367	$0.75 - $9.00	5,389,367
Issued	-		-

Balance, March 31, 2009	5,589,367	$0.75-$9.00	5,389,367

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Information with respect to employee stock options outstanding and employee stock options exercisable at March 31, 2009 is as follows:

	Options Outstanding	Vested Shares	Exercise Price Per Common Share	Weighted Average Exercise Price Per Option Outstanding

Balance, December 31, 2008	6,335,666	6,315,666	$0.15-$1.00	$0.46
Granted/vested during the year ended March 31, 2009	-	-	-	-
Expired during 2008	-	-	-	-
Balance, March 31, 2009	6,335,666	6,315,666	$0.15-$1.00	$0.46

The following table summarizes information about the stock options outstanding at March 31, 2009:

Exercise Price	Number Outstanding at March 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2009	Weighted Average Exercise Price

0.30	45,000	3.25	0.30	45,000	0.30
0.77	200,000	4.25	0.77	200,000	0.77
0.15	2,000,000	4.25	0.15	2,000,000	0.15
1.00	10,000.08		1.00	10,000	1.00
0.60	697,333	1.25	0.60	697,333	0.60
1.00	697,333	1.25	1.00	697,333	1.00
1.00	50,000	3.00	1.00	50,000	1.00
0.71 0.40	30,000 2,981,000 6,710,666	.25 4.25	0.71 0.40	30,000 2,981,000 6,710,666	0.71 0.40

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

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Forward-Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Enviro Voraxial Technology, Inc. is referred to herein as "the Company", "we" or "our. ” The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Application of Critical Accounting Policies

The Company’s consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of these significant accounting policies can be found in Note B to the Company’s financial statements in the Company’s 2007 Annual Report on Form 10-KSB. The Company has not adopted any significant new policies during the quarter ended March 31, 2009.

Among the significant judgments made in preparation of the Company’s financial statements are the determination of the allowance for doubtful accounts and adjustments of inventory valuations. These adjustments are made each quarter in the ordinary course of accounting.

Results of Operations for the Three Months ended March 31, 2009 and 2007:

Revenue

Our revenues were $80,000 for the three months ended March 31, 2009 as compared to $ 3,500 for the three months ended March 31, 2008. There is an increase demand for the Voraxial Separator and this is beginning to be reflected in our revenues. The Company is currently working on numerous opportunities with customers for produced water, refinery, tar sands and bulk separation applications. The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in increasing revenues in 2009.

Cost of Goods Sold

Our cost of goods sold increased to $32,000 for the three months ended March 31, 2009 as compared to zero for the three months ended March 31, 2008. This increase is due to the increase in revenues reflected above.

Research and Development Expenses

Research and Development expenses decreased by approximately 42% to $ 116,277 for the three months ended March 31, 2009, as compared to $198,975 for the previous three months ended March 31, 2008 . The decrease in R&D relates to the further acceptance of the Voraxial in the oil industry. Even though the Company has finalized the development of the Voraxial® Separator, we targeted expenditures for specific applications for the technology within the oil industry during the three months ended March 31, 2009.

General and Administrative Expenses

General and Administrative expenses decreased approximately 8% to $163,482 for the three months ended March 31, 2009 from $176,998 for the three months ended March 31, 2008. The decrease was primarily due to nominal adjustments to sales and marketing activity. We continue to focus our efforts on marketing of the Voraxial Separator.

Liquidity and Capital Resources:

Cash at March 31, 2009 was $89,397. Working capital deficit at March 31, 2009 was $1,124,948 as compared to a working capital deficit at December 31, 200 8 of approximately $975,434.

At March 31, 2009, the Company had an accumulated deficit of $ 10,347,958. We anticipate generating positive cash flow from the Voraxial Separator by the end of 2009. To the extent such revenues and corresponding cash flows do not materialize, we will require infusion of capital to sustain our operations. We cannot be assured that we will generate revenues or that the level of any future revenues will be self-sustaining. The Company has funded working capital requirements and intends to fund current working capital requirements through third party financing, including the private placement of securities. We cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us. If the Company is unable to obtain adequate financing, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities.

Continuing Losses

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Since 2001, we have encountered greater expenses in the development of our Voraxial Separators and have had limited sales income from this development. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern. The Company has experienced net losses, has a working capital deficit and sustained cash outflows from operating activities and had to raise capital to sustain operations. There is no assurance that the Company’s developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve significant revenues. However, we believe that the exposure received in the past year for the Voraxial Separator has positioned the Company to begin generating sales and supply us with sufficient working capital.

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

                None.

Item 1A.  Risk Factors

                 None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

         During the three month period ended March 31, 2009, the Company received $61,000 from several accredited investors that purchased an aggregate of 152,500 shares of the Company’s restricted common stock at $0.40 per share and 152,500 warrants to purchase 152,500 shares of common stock at $0.60 per share. The warrants are exercisable for a period of one year from the date of closing. The transactions were exempt from registration under Section 4(2) of the Securities Act. The investors received information concerning the Company and had the opportunity to ask questions concerning the viability of the Company. The shares and warrants contain legends restricting their transferability absent registration or applicable exemption.

During February 2009 the Company issued 200,000 shares of its common stock to a consultant for consulting services valued at $80,000. The issuance of the shares were exempt from registration under Section 4(2) of the Securities Act. The consultant received information concerning the Company and had the opportunity to ask questions concerning the viability of the Company. The shares contained legends restricting the transferability absent registration or applicable exemption.

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

DATED: May 15, 2009