Form 10-Q
period 2009-06-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2009-08-14
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 30, 2009, we had 25,028,994 shares of our Common Stock outstanding.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 68,321	$ 31,910
Accounts receivable	40,940	25,000
Inventory, net	174,582	174,581

Total current assets	283,843	231,491

FIXED ASSETS, NET	192,270	203,594
OTHER ASSETS	13,695	13,695

Total assets	$ 489,808	$ 448,780

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 1,566,930	$ 1,176,089
Current portion of note payable	30,836	30,836

Total current liabilities	1,597,766	1,206,925

LONG TERM NOTE PAYABLE	94,692	111,117

Total liabilities	1,692,458	1,318,042

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY:
Common stock, $.001 par value, 42,750,000 shares authorized;
25,028,994 and 24,631,494 shares issued and outstanding
as of June 30, 2009 and December 31, 2008, respectively	24,908	24,630
Additional paid-in capital	9,378,071	9,219,348
Deferred compensation	(13,333)	-
Accumulated deficit	(10,592,296)	(10,113,240)

Total shareholders' deficiency	(1,202,650)	(869,262)

Total liabilities and shareholders' deficiency	$ 489,808	$ 448,780

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues, net	$ 50,940	$ -	$ 130,940	$ 3,500

Cost of goods sold	-	-	32,000	-

Gross profit	50,940	-	98,940	3,500

Costs and expenses:
General and administrative	146,397	185,785	309,879	384,760
Research and development	146,096	232,573	262,373	409,571

Total costs and expenses	292,493	418,358	572,252	794,331

Loss from operations	(241,553)	(418,358)	(473,312)	(790,831)

Other (expenses):
Interest expense	(2,785)	(7,095)	(5,744)	(7,095)

Total other expense	(2,785)	(7,095)	(5,744)	(7,095)

NET LOSS	$ (244,338)	$ (425,453)	$ (479,056)	$ (797,926)

Weighted average number of common
shares outstanding-basic and diluted	25,001,302	23,684,635	24,852,897	23,684,635

Loss per common share - basic and diluted	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.03)

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Six Months Ended June 30
	2009	2008
Cash Flows From Operating Activities:
Net loss	$ (479,056)	$ (797,926)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation	11,324	11,325
Deferred compensation	(13,333)	-
Issuance of common stock for consulting services	80,000	-
Changes in assets and liabilities:
Accounts receivable	5,000	-
Accounts payable and accrued expenses	390,841	284,423

Net cash (used in) operating activities	(5,224)	(502,178)

Cash Flows From Financing Activities:
Repayments from issuance of notes payable	(16,425)	(15,092)
Proceeds from sales of common stock	79,000	500,000

Net cash provided by financing activities	62,575	484,908

Net increase in cash and cash equivalents	57,351	(17,270)

Cash and cash equivalents, beginning of period	31,910	201,066

Cash and cash equivalents, end of period	$ 89,261	$ 183,796

Supplemental Disclosures

Cash paid during the year for interest	$ 5,744	$ -
Cash paid during the year for taxes	$ -	$ -

Non-cash investing and financing activities:
Extension of stock options	$ -	$ -
Common stock issued for conversion of
accrued salary	$ -	$ -
Common stock options issued for services	$ -	$ -
Common stock issued for consulting services	$ 80,000	$ -

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

NOTE A - ORGANIZATION AND OPERATIONS

Organization

Enviro Voraxial Technology, Inc. (the "Company") is a provider of environmental and industrial separation technology. The Company has developed and patented the Voraxial(R) Separator, which is a technology that efficiently separates liquid/liquid, liquid/solid or liquid/liquid/solid fluid streams with distinct specific gravities. Current and potential commercial applications and markets include oil exploration and production, oil refineries, mining, manufacturing, waste-to-energy and food processing industry. The Company manufactures and sells the Voraxial Separator.

Florida Precision Aerospace, Inc. (FPA) is the wholly-owned subsidiary of the Company and is used to manufacture, assemble and test the Voraxial Separator.

NOTE B - GOING CONCERN

The Company has experienced net losses, has negative cash flows from operating activities, and has to raise capital to sustain operations. There is no assurance that the Company's developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve a level of revenue sufficient to provide cash inflows to sustain operations. The Company will continue to require the infusion of capital until operations become profitable. During the remainder of 2009, the Company anticipates seeking additional capital, increasing sales of the Voraxial Separator and reducing expenditures. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-K for the year ended December 31, 2008 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of June 30, 2009 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company, Enviro Voraxial Technology, Inc., and its wholly-owned subsidiary,

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

Revenue Recognition

The Company derives its revenue from the sale and short-term rental of the Voraxial Separator. The Company presents revenue in accordance with Staff Accounting Bulletin (SAB) No. 104 "Revenue Recognition in Financial Statements". Under SAB 104, revenue is realized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured.

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. There were no agreements with such provisions as of June 30, 2009.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually three to six months.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at June 30, 2009, approximate their fair value because of their relatively short-term nature.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate limits.

Inventory

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their 7

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of June 30, 2009, there were no such components held by third parties.

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

Research and Development Expenses

Research and development costs, which includes travel expenses, consulting fees, subcontractors and salaries are expensed as incurred.

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has no such assets and, therefore, no impairments of long-lived assets were recorded as of June 30, 2009.

NOTE D - RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2009, the Company incurred consulting expenses from its chief executive officer of the Company of $152,500. Of these amounts, $35,350 has been paid for the six months ended June 30, 2009. The unpaid balance has been included in accrued expenses.

For the six months ended June 30, 2009, the Company incurred salary expenses from the vice president of the Company of $152,500. Of these amounts, $27,000 has been paid for the six months ended June 30, 2009. The unpaid balance has been included in accrued expenses.

NOTE E - CAPITAL TRANSACTIONS

Common stock

In February 2009, the Company entered into a six month consulting agreement. Under the terms of the agreement, the consultant will receive 200,000 shares at $.40 per share of the Company’s restricted stock.

During the six months ended June 30, 2009 the Company sold 137,500 shares of restricted common stock for $.40 per share in a private placement offering and 68,750 warrants at $.60 exercise price. Total proceeds from the sale were $55,000. The shares contain legends restricting their transferability absent registration or applicable exemption.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

During the three months ended June 30, 2009 the Company sold 45,000 shares of restricted common stock for $.40 per share in a private placement offering and 22,500 warrants at $.60 exercise price. Total proceeds from the sale were $18,000. The shares contain legends restricting their transferability absent registration or applicable exemption.

Warrants

In January 2009, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 243,200 shares of common stock issued in 2000 for a period of one year. The warrants now expire in February 2010. The warrants have subsequently been extended for an additional twelve months. The purchase price of these warrants ranges from $6.00 - $9.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of June 30, 2009.

In January 2009, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 200,000 shares of common stock issued in 2001 for a period of one year. The warrants now expire in April 2010. The purchase price of the stock under these warrants ranges from $3.00-$4.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of June 30, 2009. The warrants have subsequently been extended for an additional twelve months.

In October 2008, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 1,033,333 shares of common stock issued in 2002 for a period of one year. The warrants now expire in October 2009. The purchase price of these warrants ranges from $1.00 - $1.25 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of June 30, 2009.

In 2008, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 1,346,665 shares of common stock issued in 2003 for a period of two years. The warrants now expire in January 2010. The purchase price of these warrants is $1.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of June 30, 2009.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Information with respect to warrants outstanding and exercisable at June 30, 2009 is as follows:

	Number Outstanding	Range of Exercise Price	Number Exercisable

Balance, December 31, 2008	5,589,367	$0.75 - $9.00	5,389,367
Issued	-		-

Balance, June 30, 2009	5,589,367	$0.75-$9.00	5,389,367

Information with respect to employee stock options outstanding and employee stock options exercisable at June 30, 2009 is as follows:

	Options Outstanding	Vested Shares	Exercise Price Per Common Share	Weighted Average Exercise Price Per Option Outstanding

Balance, December 31, 2008	6,335,666	6,315,666	$0.15-$1.00	$0.46
Granted/vested during the year ended June 30, 2009	-	-	-	-
Expired during 2009	-	-	-	-
Balance, June 30, 2009	6,335,666	6,315,666	$0.15-$1.00	$0.46

The following table summarizes information about the stock options outstanding at June 30, 2009:

Exercise Price	Number Outstanding at June 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2009	Weighted Average Exercise Price

0.30	45,000	3.25	0.30	45,000	0.30
0.77	200,000	4.25	0.77	200,000	0.77
0.15	2,000,000	4.25	0.15	2,000,000	0.15
1.00	10,000.08		1.00	10,000	1.00
0.60	697,333	1.25	0.60	697,333	0.60
1.00	697,333	1.25	1.00	697,333	1.00
1.00	50,000	3.00	1.00	50,000	1.00
0.71	30,000.25		0.71	30,000	0.71
0.40	2,981,000 6,710,666	4.25	0.40	2,981,000 6,710,666	0.40

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

Application of Critical Accounting Policies

The Company’s consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of these significant accounting policies can be found in Note B to the Company’s financial statements in the Company’s 2008 Annual Report on Form 10-K. The Company has not adopted any significant new policies during the quarter ended June 30, 2009.

Among the significant judgments made in preparation of the Company’s financial statements are the determination of the allowance for doubtful accounts and adjustments of inventory valuations. These adjustments are made each quarter in the ordinary course of accounting.

Results of Operations for the Three Months ended June 30, 2009 and 2008:

Revenue

Our revenues were $50,940 for the three months ended June 30, 2009 as compared to zero for the three months ended June 30, 2008. The markets for the Voraxial are developing as companies with high volume water separation problems are becoming aware of the Voraxial. This is resulting in more revenue generating opportunities for the Company from various market segments. These markets include mining, waste-to-energy and oil industry, specifically the produced water, deckwater drainage, refinery and tar sands markets. The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in increasing revenues in 2009.

Research and Development Expenses

Research and Development expenses decreased by approximately 21% to $146,096 for the three months ended June 30, 2009, as compared to $232,573 for the previous three months ended June 30, 2008. The decrease in R&D relates to the further acceptance of the Voraxial for oil/water/sand separation. Even though the Company has finalized the development of the Voraxial Separator, we targeted expenditures for specific applications for the technology within the oil industry during the three months ended June 30, 2009.

General and Administrative Expenses

General and Administrative expenses decreased approximately 37% to $146,397 for the three months ended June 30, 2009 from $185,785 for the three months ended June 30, 2008. The decrease was primarily due to nominal adjustments to sales and marketing activity.We continue to focus our efforts on marketing of the Voraxial Separator.

Results of Operations for the Six Months ended June 30, 2009 and 2008:

Revenue

Our revenues increased to $130,940 for the six months ended June 30, 2009 as compared to $3,500 for the six months ended June 30, 2008. The markets for the Voraxial are developing as companies with high volume water separation problems are becoming aware of the Voraxial. This resulted in more revenue generating opportunities for the Company from various market segments. These markets include mining, waste-to-energy and oil industry, specifically the produced water, deckwater drainage, refinery and tar sands markets. The Company is currently working on numerous opportunities with customers for produced water and refinery applications in the oil industry and oil/water separation in the waste-to-energy industry. We believe some of these opportunities will result in additional purchase orders in the third quarter. The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts have resulted in increased revenues in 2009.

Cost of Goods

Our cost of goods increased to $32,000 for the six months ended June 30, 2009 as compared to zero for the six months ended June 30, 2008. This increase is due to the increase in sales activity. Our cost of goods continues to be reviewed by management to guarantee the best available pricing while maintaining high quality standards.

Research and Development Expenses

Research and Development expenses decreased by 36% to $262,373 for the six months ended June 30, 2009, as compared to $409,571 for the six months ended June 30, 2008. Although the Company has finalized the development of the Voraxial Separator, we targeted expenditures for specific applications for the technology within the oil industry during the six months ended June 30, 2009.

General and Administrative Expenses

General and Administrative expenses decreased by $74,881 or 20% to $309,879 for the six months ended June 30, 2009 from $384,760 for the six months ended June 30, 2008. The decrease was primarily due to nominal adjustments to sales and marketing activity. We continue to focus our efforts on marketing of the Voraxial Separator.

Liquidity and Capital Resources:

Cash at June 30, 2009 was $68,321. Working capital deficit at June 30, 2009 was $1,313,923 as compared to a working capital deficit at December 31, 2008 of approximately $975,434.

At June 30, 2009, the Company had an accumulated deficit of $10,592,296. We anticipate generating positive cash flow from the Voraxial Separator by the end of 2009. To the extent such revenues and corresponding cash flows do not materialize, we will require infusion of capital to sustain our operations. We cannot be assured that we will generate revenues or that the level of any future revenues will be self-sustaining. The Company has funded working capital requirements and intends to fund current working capital requirements through third party financing, including the private placement of securities. We cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us. If the Company is unable to obtain adequate financing, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities.

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

In May 2009, we received two orders for a combined value of $350,000. The orders were for various models of the Voraxial 2000 Separator. The equipment, valued at $275,000, was paid for, shipped and installed in July 2009.

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

             None.

Item 1A. Risk Factors

             None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2009, the Company received $18,000 from several accredited investors that purchased an aggregate of 45,000 shares of the Company’s restricted common stock at $0.40 per share and warrants to purchase 22,500 shares of common stock exercisable at $0.60 per share. The warrants are exercisable for a period of one year from the date of closing. The transactions were exempt from registration under Section 4(2) of the Securities Act. The investors received information concerning the Company and had the opportunity to ask questions concerning the viability of the Company. The shares and warrants contain legends restricting their transferability absent registration or applicable exemption.

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

DATED: August 13, 2009