Form 10-Q
period 2009-09-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2009-11-23
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).   Yes  [ ]   No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 30, 2009, we had 25,283,994 shares of our Common Stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. FinancialStatements.
ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 137,986	$ 31,910
Accounts receivable	-	25,000
Inventory, net	184,785	174,581

Total current assets	322,771	231,491

FIXED ASSETS, NET	186,608	203,594

OTHER ASSETS	13,695	13,695

Total assets	$ 523,074	$ 448,780
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 1,535,369	$ 1,176,089
Current portion of note payable	30,836	30,836

Total current liabilities	1,566,205	1,206,925

LONG TERM NOTE PAYABLE	86,214	111,117

Total liabilities	1,652,419	1,318,042

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY:
Common stock, $.001 par value, 42,750,000 shares authorized;
25,283,994 and 24,631,494 shares issued and outstanding
as of September 30, 2009 and December 31, 2008, respectively	25,284	24,630
Additional paid-in capital	9,488,711	9,219,348
Deferred compensation	(53,333)	-
Accumulated deficit	(10,590,007)	(10,113,240)

Total shareholders' deficiency	(1,129,345)	(869,262)

Total liabilities and shareholders' deficiency	$ 523,074	$ 448,780
The accompanying notes are an integral part of the consolidated financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues, net	$ 300,393	$ -	$ 431,333	$ 3,500

Cost of goods sold	23,209	-	55,209	-

Gross profit	277,184	-	376,124	3,500

Costs and expenses:
General and administrative	207,039	189,213	516,918	598,784
Research and development	65,249	182,460	327,622	567,220

Total costs and expenses	272,288	371,673	844,540	1,166,004

Income (Loss) from operations	4,896	(371,673)	(468,416)	(1,162,504)

Other (expenses):
Interest expense	(2,608)	(3,296)	(8,352)	(10,391)

Total other expense	(2,608)	(3,296)	(8,352)	(10,391)

NET INCOME (LOSS)	$ 2,288	$ (374,969)	$ (476,768)	$ (1,172,895)

Weighted average number of common shares
outstanding-basic and diluted	25,199,809	24,631,394	24,970,235	23,832,783

Earnings (Loss) per common share - basic and diluted	$ 0.00	$ (0.02)	$ (0.02)	$ (0.05)

The accompanying notes are an integral part of the consolidated financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30
	2009	2008

Cash Flows From Operating Activities:
Net loss	$ (476,768)	$ (1,172,895)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation	16,986	16,986
Deferred compensation	(53,333)	-
Issuance of common stock for consulting services	166,000	-
Stock options	9,016	-
Changes in assets and liabilities:
Accounts receivable	25,000	-
Inventory	(10,204)	-
Accounts payable and accrued expenses	359,282	434,965

Net cash provided by (used in) operating activities	35,979	(720,944)

Cash Flows From Financing Activities:
Repayments toward notes payable	(24,903)	(22,881)
Proceeds from sales of common stock	95,000	699,999

Net cash provided by financing activities	70,097	677,118

Net increase (decrease) in cash and cash equivalents	106,076	(43,826)

Cash and cash equivalents, beginning of period	31,910	201,066

Cash and cash equivalents, end of period	$ 137,986	$ 157,240

Supplemental Disclosures

Cash paid during the year for interest	$ 8,352	$ -
Cash paid during the year for taxes	$ -	$ -

Non-cash investing and financing activities:
Extension of stock options	$ 9,016	$ -
Common stock issued for conversion of
accrued salary	$ -	$ -
Common stock options issued for services	$ -	$ -
Common stock issued for consulting services	$ 166,000	$ -

The accompanying notes are an integral part of the consolidated financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     SEPTEMBER 30, 2009

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-K for the year ended December 31, 2008 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of September 30, 2009 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     SEPTEMBER 30, 2009

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

Revenue Recognition

The Company derives its revenue from the sale and short-term rental of the Voraxial Separator. The Company presents revenue in accordance with FASB new codification of "Revenue Recognition in Financial Statements". Under Revenue Recognition in Financial Statements, revenue is realized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured.

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. There were no agreements with such provisions as of September 30, 2009.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually three to nine months.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at September 30, 2009, approximate their fair value because of their relatively short-term nature.

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     SEPTEMBER 30, 2009

Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of September 30, 2009, there were no such components held by third parties.

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

Such equity instruments may have a dilutive effect in the future and include the following potential common shares:

     Warrants                     5,389,367

     Stock options              6,710,666
                                      12,100,033

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

Stock-Based Compensation

The Company adopted ASC Topic 718 formerly Statement of Financial Account Standard (SFAS) No. 123(R) effective January 1, 2006. This statement requires compensation expense
                                                                              8

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     SEPTEMBER 30, 2009

relating to share-based payments to be recognized in net income using a fair-value measurement method. Under the fair value method, the estimated fair value of awards is charged to income on a straight-line basis over the requisite service period, which is generally the vesting period. The company elected the modified prospective method as prescribed in ASC Topic 718 formerly SFAS No. 123 (R) and therefore, prior periods were not restated. Under the modified prospective method, this statement was applied to new awards granted after the time of adoption, as well as to the unvested portion of previously granted equity-based awards for which the requisite service has not been rendered as of January 1, 2006.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure-only provisions of ASC Topic 718 formerly SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which was released in December 2002 as an amendment of ASC Topic 718 formerly SFAS No. 123. The Company currently accounts for stock-based compensation under the fair value method using the Black-Scholes option pricing model as indicated in Note E.

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has no such assets and, therefore, no impairments of long-lived assets were recorded as of September 30, 2009.

NOTE D – RECENT ACCOUNTING PRONOUNCEMENT

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     SEPTEMBER 30, 2009

Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

NOTE E - RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2009, the Company incurred consulting expenses from its chief executive officer of the Company of $228,750. Of these amounts, $78,200 has been paid for the nine months ended September 30, 2009. The unpaid balance has been included in accrued expenses.

For the nine months ended September 30, 2009, the Company incurred salary expenses from the vice president of the Company of $228,750. Of these amounts, $34,000 has been paid for the nine months ended September 30, 2009. The unpaid balance has been included in accrued expenses.

NOTE F - CAPITAL TRANSACTIONS

Common stock

In February 2009, the Company entered into a six month consulting agreement. Under the terms of the agreement, the consultant received 200,000 shares at $.40 per share of the Company’s restricted stock.

In August 2009, the Company entered into a six month consulting agreement. Under the terms of the agreement, the consultant received 200,000 shares at $.40 per share of the Company’s restricted stock.

During the nine months ended September 30, 2009 the Company sold 237,500 shares of restricted common stock for $.40 per share in a private placement offering and 118,750 warrants at $.60 exercise price. Total proceeds from the sale were $95,000. The shares contain legends restricting their transferability absent registration or applicable exemption.

Warrants

In January 2009, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 243,200 shares of common stock issued in 2000 for a period of one year. The warrants now expire in February 2010. The warrants have subsequently been extended for an additional twelve months. The purchase price of these warrants ranges from $6.00 - $9.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of September 30, 2009.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     SEPTEMBER 30, 2009

In January 2009, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 200,000 shares of common stock issued in 2001 for a period of one year. The warrants now expire in April 2010. The purchase price of the stock under these warrants ranges from $3.00-$4.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of September 30, 2009. The warrants have subsequently been extended for an additional twelve months.

In September 2009, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 2,527,165 shares of common stock issued in 2004 for a period of one year. The warrants now expire in June 2010. The purchase price of these warrants ranges from $0.75 - $1.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 48%; risk-free interest rate of .40% and an expected life of one year. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of September 30, 2009.

In October 2008, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 1,033,333 shares of common stock issued in 2002 for a period of one year. The warrants now expire in October 2010. The purchase price of these warrants ranges from $1.00 - $1.25 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of September 30, 2009.

In 2008, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 1,346,665 shares of common stock issued in 2003 for a period of two years. The warrants now expire in January 2010. The purchase price of these warrants is $1.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of September 30, 2009.

Information with respect to warrants outstanding and exercisable at September 30, 2009 is as follows:

	Number Outstanding	Range of Exercise Price	Number Exercisable

Balance, December 31, 2008	5,589,367	$0.75 - $9.00	5,389,367
Issued	-		-

Balance, September 30, 2009	5,589,367	$0.75-$9.00	5,389,367

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     SEPTEMBER 30, 2009

The following table summarizes information about the stock options outstanding at September 30, 2009:

Exercise Price	Number Outstanding at September 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2009	Weighted Average Exercise Price

0.30	45,000	3.25	0.30	45,000	0.30
0.77	200,000	4.25	0.77	200,000	0.77
0.15	2,000,000	4.25	0.15	2,000,000	0.15
1.00	10,000.08		1.00	10,000	1.00
0.60	697,333	1.25	0.60	697,333	0.60
1.00	697,333	1.25	1.00	697,333	1.00
1.00	50,000	3.00	1.00	50,000	1.00
0.71	30,000.25		0.71	30,000	0.71
0.40	2,981,000 6,710,666	4.25	0.40	2,981,000 6,710,666	0.40

NOTE G - COMMITMENTS AND CONTINGENCIES

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

Operating Lease

The Company leases office and warehouse space in Ft. Lauderdale, Florida under a business lease agreement for a one-year term ending in September 2009. The Company has extended the lease for an additional twelve months, with the option to cancel the lease with 3 months notice.

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

Application of Critical Accounting Policies

The Company’s consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of these significant accounting policies can be found in Note B to the Company’s financial statements in the Company’s 2008 Annual Report on Form 10-K. The Company has not adopted any significant new policies during the quarter ended September 30, 2009.

Among the significant judgments made in preparation of the Company’s financial statements are the determination of the allowance for doubtful accounts and adjustments of inventory valuations. These adjustments are made each quarter in the ordinary course of accounting.

Results of Operations for the Three Months ended September 30, 2009 and 2008:

Revenue

Our revenues increased to $300,393 for the three months ended September 30, 2009 as compared to zero for the three months ended September 30, 2008. The markets for the Voraxial are developing as companies with high volume water separation problems are becoming aware of the Voraxial. This is resulting in more revenue generating opportunities for the Company from various market segments. These markets include mining, waste-to-energy and oil industry, specifically the produced water, deckwater drainage, refinery and tar sands markets. The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in increasing revenues in 2009 and 2010.

We are currently pursuing more projects with more customers in the oil industry than in previous years and believe that these opportunities will result in an increase in revenues the near future. The Company is currently working on numerous opportunities with customers for tar sands, refinery and produced water applications. We are also working on several projects in the auto manufacturing, waste-to-energy and oil spill industry. We believe some of these opportunities will result in purchase orders in the fourth quarter and in fiscal year 2010. The trials include the Voraxial 2000 Separator, Voraxial 4000 Separator, and multiple versions of the Voraxial 2000 Separator Skid. We are in discussions to sign representative agreements with oil service companies to promote the Voraxial. The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in increasing revenues.

Research and Development Expenses

Research and Development expenses decreased by $117,211 or approximately 64% to $65,249 for the three months ended September 30, 2009, as compared to $182,460 for the previous three months ended September 30, 2008. As the Company has finalized the development of the Voraxial® Separator, research and development expenses have decreased.

General and Administrative Expenses

General and Administrative expenses increased by $17,826 or approximately 9% to $207,039 for the three months ended September 30, 2009 up from $189,213 for the three months ended September 30, 2008. Our G&A expenses were fairly constant from the previous year and are primarily utilized for sales and marketing activity in the oil exploration and production industry. We also review, evaluate and pursue opportunities in other industries.

Results of Operations for the Nine Months ended September 30, 2009 and 2008:

Revenue

Our revenues increased $427,833 or 12,274% to $431,333 for the nine months ended September 30, 2009 as compared to $3500 for the nine months ended September 30, 2008. The markets for the Voraxial are developing as companies with high volume water separation problems are becoming aware of the Voraxial. This resulted in more revenue generating opportunities for the Company from various market segments. These markets include mining, waste-to-energy and oil industry, specifically the produced water, deckwater drainage, refinery and tar sands markets. The Company is currently working on numerous opportunities with customers for produced water and refinery applications in the oil industry and oil/water separation in the waste-to-energy and auto manufacturing industry. We believe some of these opportunities will result in additional purchase orders in the fourth quarter and fiscal year 2010. The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts have resulted in increased revenues in 2009 and 2010.

We are currently pursuing more trials with more customers in the oil industry than in previous years and believe that these trials and opportunities will result in an increase in revenues in the near future. The Company is currently working on numerous opportunities with customers for produced water and refinery applications, among others. We believe some of these opportunities will result in purchase orders in the fourth quarter and in fiscal year 2009 and 2010. The trials include the Voraxial 2000 Separator, Voraxial 4000 Separator, and multiple versions of the Voraxial 2000 Separator Skid. The Company continues to focus on its sales and marketing program for the Voraxial® Separator and management believes such efforts will result in increasing revenues.

Research and Development Expenses

Research and Development expenses decreased by $239,598 or approximately 42% to $327,622 for the nine months ended September 30, 2009, as compared to $567,220 for the previous nine months ended September 30, 2008. The Company has finalized the development of the Voraxial® Separator and has begun the sales and marketing of the product.

However, we continue to seek improvements to the product, specifically within the oil industry. Furthermore, the Company has conducted additional trials at customer’s facilities to further validate the technology. The Company believes that as the data from these trials are disseminated, these trials will result in increased revenues in the future.

General and Administrative Expenses

General and Administrative expenses decreased by $81,866 or approximately 14% to $516,918 for the nine months ended September 30, 2009 as compared to $598,784 for the nine months ended September 30, 2008. The decrease in our G&A expenses was primarily due to a decrease in our overhead, specifically salaries.

Liquidity and Capital Resources:

Cash at September 30, 2009 was $137,986. Working capital deficit at September 30, 2009 was $1,243,434 as compared to a working capital deficit at December 31, 2008 of $975,434.

At September 30, 2009, the Company had an accumulated deficit of $10,590,007. We anticipate generating positive cash flow from the Voraxial Separator by the end of 2010. To the extent such revenues and corresponding cash flows do not materialize, we will require infusion of capital to sustain our operations. We cannot be assured that we will generate revenues or that the level of any future revenues will be self-sustaining. The Company has funded working capital requirements and intends to fund current working capital requirements through third party financing, including the private placement of securities. We cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us. If the Company is unable to obtain adequate financing, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities.

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

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives.  The Company’s Principal Executive Officer/Principal Accounting Officer has concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the end of period covered by this report.

Changes in internal controls

There were no changes in our internal controls or in other factor during the period covered by this report that have materially affected, or are likely to materially affect the Company’s internal controls over financial reporting.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

         None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2009, the Company received $18,000 from an aggregate of three accredited investors that purchased an aggregate of 45,000 shares of the Company’s restricted common stock at $0.40 per share and warrants to purchase 22,500 shares of common stock exercisable at $0.60 per share. The warrants are exercisable for a period of one year from the date of closing. The transactions were exempt from registration under Section 4(2) of the Securities Act. The investors received information concerning the Company and had the opportunity to ask questions concerning the viability of the Company. The shares and warrants contain legends restricting their transferability absent registration or applicable exemption.

         In August 2009, the Company entered into a six month consulting agreement. Under the terms of the agreement, the consultant will receive 200,000 shares at $.40 per share of the Company’s restricted stock. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act. The consultant received information concerning the Company and had the opportunity to ask questions concerning the viability of the Company. The shares contained legends restricting the transferability absent registration or applicable exemption.

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

DATED: November 10, 2009