Form 10-K
period 2009-12-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2010-04-15
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes    ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes    ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

Yes     ☐      No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐            Accelerated filer  ☐

Non-accelerated filer   (Do not check if a smaller reporting company)  ☐     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

Yes    ☐      No   ☒

The aggregate market value of the Company's voting stock held by non-affiliates as of April 9, 2010 (16,322,327 shares) was approximately $6,365,707.53 based on the average closing bid and asked prices of such stock on that date as quoted on the Over the-Counter Bulletin Board.

There were 25,268,994 shares of common stock outstanding as of December 31, 2009.

PART I.

Item 1.	Business

Our History

Enviro Voraxial Technology, Inc. (the “Company”) was incorporated in Idaho on October 19, 1964, under the name Idaho Silver, Inc.  In May of 1996, we entered into an agreement and plan of reorganization with Florida Precision Aerospace, Inc., a privately held Florida corporation (“FPA”), and its shareholders.  FPA was incorporated on February 26, 1993.

General

We believe we are emerging as a potential leader in the rapidly growing environmental and industrial separation industries.  The Company has developed and patented the Voraxial® Separator (“Voraxial® Separator” or “Voraxial®”), a proprietary technology that efficiently separates large volumes of liquid/liquid, liquid/solids or liquid/liquid/solids fluid mixtures with distinct specific gravities.  Management believes this superior separation quality is achieved in real-time, and in much greater volumes, with a more compact, cost effective and energy efficient machine than any comparable product on the market today.  Management believes the Voraxial fills a void in the market; specifically a real-time separation device that separates a large volume of liquids with a small footprints and without the need of a pressure drop.  We believe the need for such a separation device overlaps many markets.

The Voraxial® Separator operates in-line and without the need of a pressure drop.  The Voraxial Separator benefits include: high volume/small footprint, no pressure drop requirement, 2-way or 3 way separation, handles fluctuations in flow rate and oil concentration without any adjustments, high “g” force and less maintenance than conventional equipment.  The Voraxial® Separator technology is scaleable and universal in its implementation.  These benefits result in significant cost savings to the customer, both acquisition and operating cost.

The Voraxial is capable of processing volumes as low as 3 gallons per minute as well as volumes over 5,000 gallons per minute with only one moving part.  The Company believes that the Voraxial® technology can help protect the environment and its natural resources while simultaneously making numerous industries more productive and cost effective.

The size and efficiency advantages provided by the Voraxial® Separator to the end-user have provided us with a variety of market opportunities.  We believe separation of contaminants from water is needed in virtually every industry, either in the manufacturing or production side of the business or to purify the wastewater prior to discharge.  Because of the size, weight, energy and separation efficiency and no pressure drop requirement advantages the Voraxial Separator solution presents to the end user, the Voraxial can be used in almost all of these markets.  The Company has sold products to the following markets:  oil exploration and production, tar sands, mining, waste-to-energy, stormwater and oil spill.  The Company is receiving interest from other markets as well including manufacturing, agriculture, food processing and nuclear.  With nominal modifications, the Voraxial can be sold to these different markets.  This allows the Company to pursue its core market, oil and gas exploration and production, while responding and selling product to customers in other markets.  The Voraxial is presently being reviewed by potential customers in a variety of markets including oil-water separation, oil & gas exploration and production, tar sands, oil refineries, marine/oil-spill clean up, mining, manufacturing water treatment and grit/sand separation.

We have generated limited revenues to date partially because of insufficient funds to adequately market our product; partially due to the time required to educate the market of a new separation method and the time needed to secure and complete initial projects.  However with the dissemination of the data from the initial successful projects, demand for the Voraxial has increased.

This increased interest and demand for the Voraxial is translating into increasing revenues as revenues increased significantly in 2009.

We are receiving inquiries from customers in various industries, including the oil exploration and production, tar sands market, mining, and manufacturing.  Even though customers from various industries can utilize the Voraxial, we are currently focused on developing market channels to penetrate the oil & gas exploration and production market and more specifically, the produced water market.  We are beginning to see positive results as the number of projects within the industry has steadily increased in the past several years and relationships are beginning to foster with both customers and service companies.  The Company believes that revenues from this industry will continue to increase in 2010 and beyond.  We have sold and shipped units of the Voraxial® Separator on a trial and rental basis to a number of different companies that include various applications, including produced water applications for the oil industry (both offshore platforms and onshore production facilities), liquid/liquid for tar sands industry, and liquid/liquid for the uranium industry, to name a few.  We have completed multiple projects to date with the Voraxial® Separators including units to Transocean, ConocoPhillips, Repsol, OMV, Uranium One, the Alaska Department of Environmental Conservation, the US Navy, and Cameco.  We are in dialogue with other companies to conduct similar projects in 2010.

In addition, over the past several years the Company has worked on various projects, including the following:

In September 2008, the Company signed a 2-month lease agreement with Repsol to deploy a 10,000 barrel per day (BPD) Voraxial® 4000 Separator on an offshore oil platform off the coast of Trinidad for produced water application.  The Voraxial 4000 Separator was chosen for its small footprint and high volume capacity.  With the Voraxial 4000 Separator installed on the platform, Repsol met regulated water discharge limits.  Due to the successful separation performance of the Voraxial, the lease agreement was extended into 2009.

The Company deployed a Voraxial® Separator to the marine environmental subsidiary of a multi-national oil company.  The Voraxial was installed to perform simultaneous bulk separation of oil, water and sand from large volumes of contaminated water collected from various maritime sources, including ships.  The purchase order was the result of successful trials conducted by TwinFilter.  TwinFilter and EVTN are currently pursuing other projects for both offshore and onshore applications.

We deployed and installed a Voraxial 2000 skid to a waste-to-energy customer.  This customer converts waste to clean energy and environmentally friendly byproducts.  As a part of this process, they require oil/water separation which will be completed by the Voraxial 2000 Skid.  The Voraxial 2000 Skid provides oil/water separation for the customer’s volume requirements, with a combination of compact size, energy efficiency, no pressure drop requirement, low maintenance, ease of operation and other features that competitive technologies cannot approach.

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

Due to the exposure from the various petroleum industry related trade shows and the trials / demonstrations conducted over the past several years, the Company is now in discussions with various oil companies to conduct additional trials and for purchase of units.  The Company is also in discussion with several oil service companies interested in developing a relationship with the company to market the Voraxial® Separator within the industry.  We anticipate that some of these opportunities will materialize in 2010.

EVTN has developed a turnkey system can be utilized in multiple niche applications in the oil industry including produced water, under-balanced drilling (UBD), deck water drainage, slopwater, FPSO and refinery markets.  The system integrates the Voraxial Separator as a bulk separator and filters for the secondary process for polishing.  The turnkey system provides the oil industry with a compact and effective separation system.  The Voraxial’s small footprint, low energy requirements and separation quality coupled with TwinFilters unique filtration equipment for secondary treatment provides the customer with a complete turnkey package that meets the most stringent discharge levels such as OSPAR (North Sea countries <30mg/ltr) and United States 40 CFR435 (<29 mg/ltr).

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

The Market

The need for effective and cost efficient wastewater treatment and separation technology is global in scale.  Moreover, virtually every industry requires some type of separation process either during the manufacturing process, prior to treatment or discharge of wastewater into the environment, for general clean up, or emergency response capability.  Separation processes, however, are largely unknown to the average consumer.  These processes are deeply integrated in almost all industrial processes from oil to wastewater to manufacturing.  Management believes that the Voraxial® technology has applications in most, if not all major separation industries.  The unique characteristics of the Voraxial® allow it to be utilized either as a stand-alone unit or within an existing system to provide a more efficient and cost effective way to handle the separation needs of the customer.  We believe the Voraxial® Separator can result in a cost savings and other benefits to the customer.  These benefits result in and include:

●	A reduction in water and energy usage,
●	Requires no pressure drop to perform separation,
●	Less space needed to implement the Voraxial® Separator; the Voraxial® Separator weighs less than existing systems,
●	A reduction in time to process and separate the fluids, allowing the customer to be more efficient,
●	Creation of a more efficient and faster process to treat water to increase the overall productivity of the end-user,
●	A reduction in the amount of disposable liquids,
●	Fewer employees needed to operate the system, and
●	Reduction of ongoing maintenance and servicing costs.

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

Oil reservoirs frequently contain large volumes of water and as oil wells mature (the oil field becomes depleted), the amount of produced water increases.  In the continental US, it is estimated that 7-10 barrels of water is produced for each barrel of recovered oil.  According to the Argonne National Laboratory 2007 White Paper, “approximately 15 to 20 billion bbl (barrels; 1 bbl = 42 U.S. gallons) of produced water are generated each year in the United States. This is equivalent to a volume of 1.7 to 2.3 billion gallons per day.”  Worldwide, the total amount of produced water generated, excluding the United States, is approximately 50 billion barrels (approximately 6 billion gallons per day). Produced water volumes will continue to increase as oil wells mature.

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

Marketing

Management is implementing acomprehensive sales and marketing program to stimulate awareness of the Voraxial® Separator.  Management is developing relationships with oil service companies and representatives to promote the Voraxial to oil industry customers.  We are beginning to see the benefits of this program as interest and opportunity for deployments and revenues are increasing.  We believe that significant revenues will begin to be realized in 2010.

We also have seen a great benefit from exhibiting at tradeshows.  We have presented the Voraxial® Separator at several prominent trade shows in the past fiscal year.  The Company will exhibit the Voraxial® Separator at additional tradeshows in 2010.

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

Research and development

In our past two fiscal years, we have spent approximately $1,135,576 on product research and development.  The Company has finalized the development of the Voraxial® Separator.  However, we have made modifications to the Voraxial Separator.  These modifications have resulted in a 300% increase in “g” forces generated, an increase in fluid throughput, a decrease in energy usage and a decrease in maintenance.  Management believes these improvements are significant and will increase the marketability of the Voraxial.

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

We have incurred operating losses since our inception, and we will continue to incur net losses until we can produce sufficient revenues to cover our costs. At December 31, 2009, we had an accumulated deficit of $10,927,727, including a net loss of $814,487 for the year ended December 31, 2009.  Even if we achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

If other products are successfully developed, it may be marketed before our product.

Our competitors' products may be more effective, or more effectively marketed and sold, than any of our products.  Many of our competitors have:

●	significantly greater financial, technical and human resources than we have and may be better equipped to discover, develop, manufacture and commercialize products; and
●    more extensive experience in marketing water treatment products.

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

Our success may also depend in part on our ability to operate without infringing the proprietary rights of third parties.  The manufacture, use, or sale of our product may infringe on the patent rights of others.  Likewise, third parties may challenge or infringe upon our existing or future patents.  Proceedings involving our patents or patent applications or those of others could result in adverse decisions regarding:

●	the patentability of our inventions relating to our product; and/or
●	the enforceability, validity, or scope of protection offered by our patents relating to our product.

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

Our business has a substantial risk of product liability claims.  If we are unable to obtain appropriate levels of insurance, a product liability claim against us could adversely affect our business.

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

In September 2009, the Company entered into a one (1) year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309.  The lease is approximately $6,100 per month for the year of the lease.  The Company has the option to renew the lease at the end of the term.

Item 3.	Legal Proceedings

None.

Item 4.	(REMOVED)

PART II.

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the FINRA Over-The-Counter Bulletin Board (“OTCBB”) under the symbol EVTN.  The bid quotations below are provided by the OTCBB.  On April 9, 2010, the closing price for our common stock was $0.39.  The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Bid Quotations

                 Quarter Ended                                                      High                                      Low

March 31, 2008                                                    $0.81                                    $0.42
June 30, 2008                                                       $0.65                                    $0.31
September 30, 2008                                              $0.51                                    $0.30
December 31, 2008                                              $0.50                                    $0.18

March 31, 2009                                                    $0.50                                    $0.28
June 30, 2009                                                       $0.55                                    $0.37
September 30, 2009                                              $0.45                                    $0.30
December 31, 2009                                              $0.47                                    $0.34

We have been advised that seven member firms of the FINRA are currently acting as market makers for our common stock.  There is no assurance that an active trading market will develop which will provide liquidity for our existing shareholders or for persons who may acquire common stock through the exercise of warrants.

Holders

As of December 31, 2009, there were approximately 800 holders of record of our common stock outstanding.  Our transfer agent is Jersey Transfer & Trust Company, Inc., Post Office Box 36, Verona, New Jersey 07044.

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

Other Stockholders Matters

In February 2009, the Company entered into a six month consulting agreement.  Under the terms of the agreement, the consultant received 200,000 shares valued at $0.40 per share of the Company’s restricted stock.

In August 2009, the Company entered into a six month consulting agreement.  Under the terms of the agreement, the consultant received 200,000 shares valued at $0.40 per share of the Company’s restricted stock.

During 2009 the Company sold 237,500 shares of restricted common stock for $0.40 per share in a private placement offering and 118,750 warrants at $0.60 exercise price to a total of six accredited investors.  Total proceeds from the sale were $95,000.  No commissions were paid.

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

Year ended December 31, 2009 compared to year ended December 31, 2008

Revenue

We continued to focus our efforts and resources to the manufacturing, assembling, marketing and selling of the Voraxial® Separator. Revenues for the year ended December 31, 2009 increased by $360,968 to $464,526 or approximately 348% from $103,558 for the year ended December 31, 2008.  The increase in revenues corresponds to the increased exposure and awareness of the Voraxial.  We believe the dissemination of data from previously installed Voraxial is creating an increase demand for the Voraxial. Management believes the increased awareness and deployments will contribute to an increase in 2010 revenues.  Revenues in

2008 and 2009 were a result of sale of the Voraxial Separator and auxiliary parts, lease orders and trials for customers interested in buying the Voraxial Separator.  Management believes the interest for the Voraxial Separator for liquid/liquid, liquid/solid and liquid/liquid/solid separation is increasing in the oil exploration and production industry.  We believe that the relationships we are building will lead to increase Voraxial deployments.  We believe we have increased the exposure and awareness of the Voraxial Separator through our marketing programs and expect to increase revenues from the sale and lease of the Voraxial Separator in 2010.

Costs and expenses

Costs and expenses decreased by approximately 17% or $240,143 to $1,210,291 for the year ended December 31, 2009 as compared to $1,450,434 for the year ended December 31, 2008.  As 2009 was a difficult economic environment, the Company reduced all expenses.  This resulted in a reduction of approximately 17% in our overall costs and expenses.  As the Voraxial is developed, Research and development was primarily due to activities in the oil industry.  We continue to focus our efforts on marketing of the Voraxial® Separator.

General and administrative expenses

General and Administrative expenses decreased by approximately 5% or $41,465 to $711,667 for the year ended December 31, 2009 from $753,132 for the year ended December 31, 2008.  The decrease was primarily due to some reduction in salary and expanse to compensate for the difficult economic environment.  We continued to concentrate on marketing the Voraxial Separator during 2009. The Company is experiencing an increasing demand for the Voraxial Separator from the oil industry, specifically produced water (both offshore and onshore customers), slop oil treatment and refinery applications. We believe this increasing demand will result in increasing revenues.

Research and development expenses

Research and Development expenses decreased by 28% or $198,678 to $498,624 for the year ended December 31, 2009 from $697,302 for the year ended December 31, 2008.  The R&D conducted by the Company over the past two years resulted with the Company upgrading the Voraxial Separator and filing additional patents.  As the Voraxial is complete, the R&D is predominantly for activities in the oil and gas industry.  The upgraded Voraxial Separator now produces 300% more “g” forces, processes more liquids and utilizes less energy.  An increase in “g” forces increases separation efficiency.  These are significant upgrades as it allows the Voraxial to operate in more locations in the oil exploration & production sector.  We are now shipping these upgraded models to our customers.

Liquidity and capital resources

At December 31, 2009, we had working capital deficits of $1,559,166, cash of $59,110 and an accumulated deficit of $10,927,727. For the year ended December 31, 2009, we had a net loss from operations of $814,487.  Operating at a loss for the year negatively impacted our cash position; however, funds received from the private placements completed during 2009 improved our working capital position.

During the year ended December 31, 2009, we issued 237,500 shares of the Company’s restricted common stock and 118,750 common stock purchase warrants exercisable at $0.60 per share to six accredited investors for gross proceeds of $95,000.

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

The Company has experienced net losses, has a working capital deficit and sustained cash outflows from operating activities and had to raise capital to sustain operations.  There is no assurance that the Company's developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve significant revenues.  If the Company is unable to successfully commercialize its Voraxial Separator, it is unlikely that the Company could continue its business.  The Company will continue to require the infusion of capital until operations become profitable.  During 2010, the Company anticipates seeking additional capital, increasing sales of the Voraxial Separator and continuing to restrict expenses.  However, substantial doubt exists about the ability of the Company to continue as a going concern.

Recent Accounting Pronouncements

In May 2009, the FASB issued ASC 855, Subsequent Events, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. ASC 855 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, ASC 855 requires disclosure of the date through which subsequent events were evaluated. These requirements are effective for interim and annual periods after June 15, 2009. We adopted these requirements for the year ended December 31, 2009, and have evaluated subsequent events through April 10, 2010.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent).

This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009.

Early application is permitted. The adoption of this standard did not have an impact on the Company’s financial position and results of operations. Management does not expect these statements to have a material impact on the consolidated financial statements.

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

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, December 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9 (B).	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and executive officers

The following sets forth the names and ages of our officers and directors.  Our directors are elected annually by our shareholders, and the officers are appointed annually by our board of directors.

Name	Age	Position

Alberto DiBella	79	President and Director
John A. DiBella	38	Chief Operating Officer and Director

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

John A. DiBella has served as an employee of our Company since January 2002.  In August 2006 the Company expanded its board of directors to two members.  John DiBella was appointed by the board to fill the vacancy created by the additional board seat.  From 2000 through January 2002 Mr. DiBella provided consulting services to our Company.  Mr. DiBella currently serves as the Company’s Chief Operating Officer.  Mr. DiBella co-founded and served as President of PBCM, a financial management company located in New Jersey from 1997 to 1999. While at PBCM, Mr. DiBella was involved in various consulting services regarding the development of publicly traded companies, including establishing a management team, negotiating partnerships, licensing agreements and investigating merger and acquisition opportunities.  Prior to co-founding PBCM, Mr. DiBella worked in the Equities and Derivatives Department for Donaldson, Lufkin and Jenrette, a NYSE member firm. Mr. DiBella holds a Bachelor of Science Degree in Finance and Economics from Rutgers University.  Mr. DiBella is the nephew of Alberto DiBella.

Board of Directors and Committees

During the year ended December 31, 2009, our board of directors held 8 meetings.

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

The table below sets forth compensation for the past two years awarded to, earned by or paid to our chief executive officer and each executive officer whose compensation exceeded $100,000 for the years ended December 31, 2009 and December 31, 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Alberto DiBella	2008	$305,000(1)	--	--	--	--	--	--	$305,000
CEO and Principal,	2009	$305,000(3)	--	--	--	--	--	--	$305,000
Financial Officer

John A. DiBella	2008	$305,000(2)	--	--	--	--	--	--	$305,000
Executive Vice President	2009	$305,000(4)	--	--	--	--	--	--	$305,000

(1)	$211,700 was deferred in 2008.
(2)	$276,016 was deferred in 2008.
(3)	$207,050 was deferred in 2009.
(4)	$244,000 was deferred in 2009.

2009 Outstanding Equity Awards At Fiscal Year-End Table

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Expiration Date	(#)	($)	(#)	($)
						--	--	--	--
Alberto DiBella	1,000,000	--	--	$0.40	2012	--	--	--	--

John DiBella	2,000,000	--	--	$0.15	2012	--	--	--	--
	1,000,000	--	--	$0.40	2012	--	--	--	--

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

Beneficial Ownership

The table below sets forth information with respect to the beneficial ownership of our securities as of March 31, 2010 by:  (1) each person known by us to be the beneficial owner of five percent or more of our outstanding securities, and (2) executive officers and directors, individually and as a group.  Unless otherwise indicated, we believe that the beneficial owner has sole voting and investment power over such shares.

Name and Address of	Number of Shares	Percentage of
Beneficial Owner	Beneficially Owned	Ownership

Alberto DiBella 3500 Bayview Drive Fort Lauderdale, FL 33308	3,946,666(1)	15.0%

John DiBella 821 N.W. 57th Place Fort Lauderdale, FL 33309	4,000,000(2)	14.1%

Robert Weinberg 11338 Clover Leaf Circle Boca Raton, FL 33428	2,000,000(3)	7.9%

Peter Chiappetta 2299 NW 62nd Drive Boca Raton, FL 33487	3,000,000(3)	11.9%

All officers and directors as a group (2 persons)	7,946,667(1)(2)	27.2%

(1)	Alberto DiBella’s beneficial share ownership includes 10,000 shares of common stock owned by his wife. Also includes 1,000,000 shares of common stock underlying options exercisable at $0.40 per share.

(2)
Includes 2,000,000 shares of common stock underlying options exercisable at $.15 per share.  Also includes 1,000,000 shares of common stock underlying options exercisable at $0.40 per share.  Excludes shares, which Mr. DiBella holds voting control, but does not hold any power to dispose of such shares.  See footnote 3.

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

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
Equity compensation plans approved by security holders	0	N/A	0

Equity compensation plans not approved by security holders	4,675,000	$0.29	0

Total	4,675,000		0

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Company has no independent directors.

PART IV.

Item 14.	Principal Accountant Fees and Services

Year ended December 31, 2009

Audit Fees:   The aggregate fees, including expenses, billed by our current principal accountant in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2009 and for the review of our financial information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 was $14,000.  The aggregate fees, including expenses in connection with the review of our financial information included in our quarterly reports on Form 10-Q during the fiscal year ending December 31, 2009 was $10,000.

Audit Related Fees:  The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the audit for the year ended December 31, 2009 were $-0-.

Tax Fees:  The aggregate fees, billed by our principal accountant for services reasonably related to tax services during the year ended December 31, 2009 were $-0-.

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant during year 2009 was $-0-.

Year ended December 31, 2008

Audit Fees:   The aggregate fees, including expenses, billed by our current principal accountant in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2008 and for the review of our financial information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 was $15,000.  The aggregate fees, including expenses, billed by our principal accountant in connection with the review of our financial information included in our quarterly reports on Form 10-Q during the fiscal year ending December 31, 2008 was $13,500.

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

Item 15.	Exhibits and Financial Data Schedules

(a) Exhibit No.       Description of Exhibit

2	Plan of Merger (1)
3(i)	Articles of Incorporation (1)
3(ii)	Bylaws (1)
4	Share Certificate (1)
14	Code of Ethics (2)
21	Subsidiaries (1)
23.1	Consent of Jewett, Schwartz, Wolfe & Associates
31.1	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer
31.2	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

(1)  Previously filed on Form 10-SB Registration Statement, as amended.
(2)  Previously filed on Form 10-KSB annual report for the year ended December 31, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on April 14, 2010.

ENVIRO VORAXIAL TECHNOLOGY, INC.

By:  /s/ Alberto DiBella
      Alberto DiBella
      President and Chief Executive Officer
      (Principal Executive Officer and
      Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To The Shareholders and Board of Directors of

Enviro Voraxial Technology, Inc.

We have audited the accompanying consolidated balance sheets of Enviro Voraxial Technology, Inc and Subsidiary as of December 31, 2009 and 2008  and the related consolidated statements of operations, changes in shareholders’ deficiency and cash flows for years then end. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enviro Voraxial Technology, Inc and Subsidiary as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

April 12, 2010

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 59,110	$ 31,910
Accounts receivable	-	25,000
Inventory, net	203,158	174,581

Total current assets	262,268	231,491

FIXED ASSETS, NET	180,946	203,594

OTHER ASSETS	13,695	13,695

Total assets	$ 456,909	$ 448,780

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 1,790,598	$ 1,176,089
Current portion of note payable	30,836	30,836

Total current liabilities	1,821,434	1,206,925

LONG TERM NOTE PAYABLE	77,556	111,117

Total liabilities	1,898,990	1,318,042

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY:
Common stock, $.001 par value, 42,750,000 shares authorized;
25,268,994 and 24,631,494 shares issued and outstanding
as of December 31, 2009 and 2008, respectively	25,269	24,630
Additional paid-in capital	9,473,710	9,219,348
Deferred compensation	(13,333)	-
Accumulated deficit	(10,927,727)	(10,113,240)

Total shareholders' deficiency	(1,442,081)	(869,262)

Total liabilities and shareholders' deficiency	$ 456,909	$ 448,780

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008

Revenues, net	$ 464,526	$ 103,558

Cost of goods sold	58,209	116,700

Gross profit (loss)	406,317	(13,142)

Costs and expenses:
General and administrative	711,667	753,132
Research and development	498,624	697,302

Total costs and expenses	1,210,291	1,450,434

Loss from operations	(803,974)	(1,463,576)

Other (income) expenses:
Interest income	266	1,173
Interest expense	(10,779)	(13,521)

Total other expense	(10,513)	(12,348)

NET LOSS	$ (814,487)	$ (1,475,924)

Weighted average number of common shares
outstanding-basic and diluted	25,037,090	23,832,783

Loss per common share - basic and diluted	$ (0.03)	$ (0.06)

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY

			Additional
	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance - December 31, 2007	23,122,235	23,121	8,520,857	-	(8,637,316)	(93,338)

Issuance of common stock at $.60 per share	416,666	416	249,584	-	-	250,000
Issuance of common stock at $.50 per share	500,000	500	249,500	-	-	250,000
Issuance of common stock at $.34 per share	592,593	593	199,407	-	-	200,000

Net loss					(1,475,924)	(1,475,924)

Balance - December 31, 2008	24,631,494	$ 24,630	$ 9,219,348	$ -	$ (10,113,240)	$ (869,262)

Issuance of common stock at $.40 per share	237,500	239	94,762	-	-	95,001
Issuance of common stock for consulting services	200,000	200	79,800	(26,666)	-	53,334
Amortization of deferred compensation	-	-	-	26,666	-	26,666
Issuance of common stock for consulting services	200,000	200	79,800	(26,666)	-	53,334
Amortization of deferred compensation	-	-	-	13,333	-	13,333

Net loss					(814,487)	(814,487)

Balance - December 31, 2009	25,268,994	25,269	9,473,710	(13,333)	(10,927,727)	(1,442,081)

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008

Cash Flows From Operating Activities:
Net loss	$ (814,487)	$ (1,475,924)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	22,648	22,648
Deferred compensation	(13,333)	-
Issuance of common stock for consulting services	160,000	-
Changes in assets and liabilities:
Accounts receivable	25,000	(25,000)
Inventory	(28,577)	120,685
Accounts payable and accrued expenses	614,510	519,271

Net cash used in operating activities	(34,239)	(838,320)

Cash Flows From Financing Activities:
Repayments toward notes payable	(33,561)	(30,836)
Proceeds from sales of common stock	95,000	700,000

Net cash provided by financing activities	61,439	669,164

Net increase (decrease) in cash and cash equivalents	27,200	(169,156)

Cash and cash equivalents, beginning of period	31,910	201,066

Cash and cash equivalents, end of period	$ 59,110	$ 31,910

Supplemental Disclosures

Cash paid during the year for interest	$ 10,779	$ 13,521
Cash paid during the year for taxes	$ -	$ -

Non-cash investing and financing activities:
Extension of stock options	$ -	$ -
Common stock issued for conversion of		$ -
accrued salary	$ -	$ -
Common stock options issued for services	$ -	$ -
Common stock issued for consulting services	$ 160,000	$ -

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

NOTE B - GOING CONCERN

The Company has experienced net losses, has negative cash flows from operating activities, and has to raise capital to sustain operations. There is no assurance that the Company's developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve a level of revenue sufficient to provide cash inflows to sustain operations. The Company will continue to require the infusion of capital until operations become profitable. During the remainder of 2010, the Company anticipates seeking additional capital, increasing sales of the Voraxial Separator and reducing expenditures. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
DECEMBER 31, 2009

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. There were no agreements with such provisions as of December 31, 2009.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually three to nine months.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at December 31, 2009, approximate their fair value because of their relatively short-term nature.

“Disclosures about Fair Value of Financial Instruments,” requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

The company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of December 31, 2009.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of December 31, 2009.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of December 31, 2009.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate limits.

Inventory

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of December 31, 2009, there were no such components held by third parties.

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Such equity instruments may have a dilutive effect in the future and include the following potential common shares:

Warrants	5,389,367
Stock options	4,675,000
10,064,367

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

amendment of ASC Topic 718 formerly SFAS No. 123. The Company currently accounts for stock-based compensation under the fair value method using the Black-Scholes option pricing model as indicated in Note E.

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has no such assets and, therefore, no impairments of long-lived assets were recorded as of December 31, 2009.

NOTE D – RECENT ACCOUNTING PRONOUNCEMENT

In May 2009, the FASB issued ASC 855, Subsequent Events, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. ASC 855 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, ASC 855 requires disclosure of the date through which subsequent events were evaluated. These requirements are effective for interim and annual periods after June 15, 2009. We adopted these requirements for the year ended December 31, 2009, and have evaluated subsequent events through                              .

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent).

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The adoption of this standard did not have an impact on the Company’s financial position and results of operations.

NOTE E - FIXED ASSETS

Fixed assets as of December 31 consists of:
	2009	2008
Machinery and equipment	$495,372	495,372
Furniture and fixtures	14,498	14,498
Autos and Trucks	5,294	5,294
Total
Less: accumulated depreciation	(334,218)	(311,570)
Fixed Assets, net	$180,946	203,594

Depreciation expense amounted to $22,648 for the years ended December 31, 2009 and 2008 respectively.

NOTE F – NOTES PAYABLE

Notes payable to finance companies, due in monthly installments of $3,695, including principal and interest at prime plus .25% collateralized by certain equipment	$108,392

Less current portion	(30,836)
Long term debt	$77,556

The Company has recorded interest expense of $10,779 for the year ended December 31, 2009.

Payments of long term debt over the next three years are due as follows:

Year Ending
2010	$36,528
2011	39,757
2012	32,107
Thereafter
$108,392

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE G - RELATED PARTY TRANSACTIONS

For the year ended December 31, 2009, the Company incurred consulting expenses from its chief executive officer of the Company of $305,000. Of these amounts, $37,600 has been paid for the year ended December 31, 2009. The unpaid balance has been included in accrued expenses.

For the year ended December 31, 2009, the Company incurred salary expenses from the vice president of the Company of $305,000. Of these amounts, $34,000 has been paid for the year ended December 31, 2009. The unpaid balance has been included in accrued expenses.

NOTE H - CAPITAL TRANSACTIONS

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

During 2009 the Company sold 237,500 shares of restricted common stock for $.40 per share in a private placement offering and 118,750 warrants at $.60 exercise price. Total proceeds from the sale were $95,000. The shares contain legends restricting their transferability absent registration or applicable exemption.

Warrants

In January 2009, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 243,200 shares of common stock issued in 2000 for a period of one year. The warrants now expire in February 2010. The warrants have subsequently been extended for an additional twelve months. The purchase price of these warrants ranges from $6.00 - $9.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of December 31, 2009.

In January 2009, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 200,000 shares of common stock issued in 2001 for a period of one year. The warrants now expire in April 2010. The purchase price of the stock under these warrants ranges from $3.00-$4.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year. No increase in fair value was

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

noted and, therefore, no adjustment has been made to the financial statements as of December 31, 2009.  The warrants have subsequently been extended for an additional twelve months.

In September 2009, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 2,527,165 shares of common stock issued in 2004 for a period of one year. The warrants now expire in June 2010. The purchase price of these warrants ranges from $0.75 - $1.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 48%; risk-free interest rate of .40% and an expected life of one year. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of December 31, 2009.

In October 2008, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 1,033,333 shares of common stock issued in 2002 for a period of one year. The warrants now expire in October 2010. The purchase price of these warrants ranges from $1.00 - $1.25 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of December 31, 2009.

In 2008, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 1,346,665 shares of common stock issued in 2003 for a period of two years. The warrants now expire in January 2010. The purchase price of these warrants is $1.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of December 31, 2009.

Information with respect to warrants outstanding and exercisable at December 31, 2009 is as follows:

	Number Outstanding	Range of Exercise Price	Number Exercisable

Balance, December 31, 2008	5,589,367	$0.75 - $9.00	5,389,367
Issued	-		-

Balance, December 31, 2009	5,589,367	$0.75-$9.00	5,389,367

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

The following table summarizes information about the stock options outstanding at December  31, 2009:

Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price

0.30	45,000	3.25	0.30	45,000	0.30
0.77	200,000	4.25	0.77	200,000	0.77
0.15	2,000,000	4.25	0.15	2,000,000	0.15
1.00	50,000	3.00	1.00	50,000	1.00
0.71	30,000.25		0.71	30,000	0.71
0.40	2,350,000	4.25	0.40	2,350,000	0.40
	4,675,000			4,675,000

NOTE I - COMMITMENTS AND CONTINGENCIES

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

NOTE J – INCOME TAX

At December 31, 2009 we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an approximate expected rate of 40.5%. As management of the Company cannot determine that it is more

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has be established at December 31, 2009.

The significant components of the deferred tax asset at December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
Current Deferred benefit:	$329,868	$597,750
	329,868	597,750
Valuation allowance	(329,868)	(597,750)
(Benefit) provision for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2009	2008

Combined statutory income tax rate	40.5%	40.5%

Valuation allowance	(40.5)%	40.5%
Effective tax rate	-	-

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The effects of temporary differences that gave rise to deferred tax assets are as follows:

	December 31,
	2009	2008

Net operating loss carry-forward	4,425,730	4,095,863
Valuation allowance	(4,425,730)	(4,095,863)

Deferred income tax asset	$-	$-

The Company has made a 100% valuation allowance of the deferred income tax asset at December 31, 2009, as it is not expected that the deferred tax assets will be realized. The Company has a net operating loss carryforward of $4,425,730 available to offset future taxable income through 2020.

NOTE K - SUBSEQUENT EVENTS

No events have occurred subsequent to the balance sheet date and through the date of the audit report, March 26, 2010, that would require adjustment to, or disclosure in, the financial statements.