Form 10-Q
period 2010-03-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2010-05-24
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

(954) 958-9968
(Issuer's telephone number)

______________________________________________________________
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
Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                                                Accelerated filer  ☐
Non-accelerated filer   ☐  (Do not check if a smaller reporting company)                         Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 1, 2010, we had 25,718,994 shares of our Common Stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.	Financial Statements. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 55,182	$ 59,110
Inventory, net	215,807	203,158

Total current assets	270,989	262,268

FIXED ASSETS, NET	175,284	180,946

OTHER ASSETS	13,695	13,695

Total assets	$ 459,968	$ 456,909

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 1,873,660	$ 1,790,598
Current portion of note payable	30,836	30,836

Total current liabilities	1,904,496	1,821,434

LONG TERM NOTE PAYABLE	68,712	77,556

Total liabilities	1,973,208	1,898,990

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY:
Common stock, $.001 par value, 42,750,000 shares authorized;
25,718,994 and 25,268,994 shares issued and outstanding
as of March 31, 2010 and December 31, 2009, respectively	25,719	25,269
Additional paid-in capital	9,585,760	9,473,710
Deferred compensation	-	(13,333)
Accumulated deficit	(11,124,719)	(10,927,727)

Total shareholders' deficiency	(1,513,240)	(1,442,081)

Total liabilities and shareholders' deficiency	$ 459,968	$ 456,909

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2009

Revenues, net	$ 39,000	$ 80,000

Cost of goods sold	-	32,000

Gross profit (loss)	39,000	48,000

Costs and expenses:
General and administrative	122,769	163,500
Research and development	110,988	116,277

Total costs and expenses	233,757	279,777

Loss from operations	(194,757)	(231,777)

Other (income) expenses:
Interest income	6	18
Interest expense	(2,241)	(2,959)

Total other expense	(2,235)	(2,941)

NET LOSS	$ (196,992)	$ (234,718)

Weighted average number of common shares
outstanding-basic and diluted	25,507,883	24,912,536

Loss per common share - basic and diluted	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2010	2009

Cash Flows From Operating Activities:
Net loss	$ (196,992)	$ (234,718)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	5,662	5,662
Deferred compensation	13,333	(53,333)
Issuance of common stock for consulting services	-	80,000
Changes in assets and liabilities:
Accounts receivable	-	5,000
Inventory	(12,648)	-
Accounts payable and accrued expenses	83,061	202,002

Net cash used in operating activities	(107,584)	4,613

Cash Flows From Financing Activities:
Repayments toward notes payable	(8,844)	(8,126)
Proceeds from sales of common stock	112,500	61,000

Net cash provided by financing activities	103,656	52,874

Net increase (decrease) in cash and cash equivalents	(3,928)	57,487

Cash and cash equivalents, beginning of period	59,110	31,910

Cash and cash equivalents, end of period	$ 55,182	$ 89,397

Supplemental Disclosures

Cash paid during the year for interest	$ 2,241	$ 2,959
Cash paid during the year for taxes	$ -	$ -

Non-cash investing and financing activities:
Extension of stock options	$ -	$ -
Common stock issued for conversion of		$ -
accrued salary	$ -	$ -
Common stock options issued for services	$ -	$ -
Common stock issued for consulting services	$ -	$ 80,000

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-K for the year ended December 31, 2009 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of March 31, 2010 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. There were no agreements with such provisions as of March 31, 2010.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually three to nine months.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at March 31, 2010, approximate their fair value because of their relatively short-term nature.

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of March 31, 2010.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of March 31, 2010.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of March 31, 2010.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate limits.

Inventory

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of March 31, 2010, there were no such components held by third parties.

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
MARCH 31, 2010

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
MARCH 31, 2010

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

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has no such assets and, therefore, no impairments of long-lived assets were recorded as of March 31, 2010.

NOTE D – RECENT ACCOUNTING PRONOUNCEMENT

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505)- Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505,. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact (any impact) on the Company’s (consolidated) financial position and results of operations. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements; however, it may affect any future stock distributions.

In January 2010, the FASB has published ASU 2010-02 “Consolidation (Topic 810)- Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification,” as codified in ASC 810, “Consolidation.” ASU No. 2010-02 applies retrospectively to April 1, 2009, our adoption date for ASC 810-10-65-1 as previously discussed in this financial note. This ASU clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Early adoption is permitted. The adoption of this standard is not expected to have a any impact on the Company’s consolidated financial statements.

NOTE E – NOTES PAYABLE

Notes payable to finance companies, due in monthly installments of $3,695, including principal and interest at prime plus .25% collateralized by certain equipment	$99,548

Less current portion	(30,836)

Long term debt	$68,712

The Company has recorded interest expense of $2,241 for the three months ended March 31, 2010.

NOTE F - RELATED PARTY TRANSACTIONS

For the year three months ended March 31, 2010, the Company incurred consulting expenses from its chief executive officer of the Company of $76,250. Of these amounts, $33,550 has been paid for the three months ended March 31, 2010. The unpaid balance has been included in accruedexpenses.

For the three months ended March 31, 2010, the Company incurred salary expenses from the vice president of the Company of $76,250. Of these amounts, $6,000 has been paid for the three months ended March 31, 2010. The unpaid balance has been included in accrued expenses.

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

During the three months ended March 31, 2010 the Company sold 450,000 shares of restricted common stock for $.25 per share in a private placement offering and 225,000 warrants at $.60 exercise price. Total proceeds from the sale were $112,500. The shares and warrants contain legends restricting their transferability absent registration or applicable exemption.

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

In January 2009, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 200,000 shares of common stock issued in 2001 for a period of one year. The warrants now expire in April 2010. The purchase price of the stock under these warrants ranges from $3.00-$4.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of March 31, 2010.  The warrants have subsequently been extended for an additional twelve months.

In September 2009, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 2,527,165 shares of common stock issued in 2004 for a period of one year. The warrants now expire in June 2010. The purchase price of these warrants ranges from $0.75 - $1.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 48%; risk-free interest rate of .5% and an expected life of one year.

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

In 2008, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 1,346,665 shares of common stock issued in 2003 for a period of two years. The warrants now expire in January 2010. The purchase price of these warrants is $1.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of March 31, 2010.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Information with respect to warrants outstanding and exercisable at March 31, 2010 is as follows:

	Number Outstanding	Range of Exercise Price	Number Exercisable

Balance, March 31, 2010	5,589,367	$0.75 - $9.00	5,389,367
Issued	-		-

Balance, March 31, 2010	5,589,367	$0.75-$9.00	5,389,367

The following table summarizes information about the stock options outstanding at March 31, 2010:

Exercise Price	Number Outstanding at March 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2010	Weighted Average Exercise Price

0.30	45,000	3.25	0.30	45,000	0.30
0.77	200,000	4.25	0.77	200,000	0.77
0.15	2,000,000	4.25	0.15	2,000,000	0.15
1.00	50,000	3.00	1.00	50,000	1.00
0.71	30,000.25		0.71	30,000	0.71
0.40	2,350,000	4.25	0.40	2,350,000	0.40
	4,675,000			4,675,000

NOTE H - COMMITMENTS AND CONTINGENCIES

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Operating Lease

The Company leases office and warehouse space in Ft. Lauderdale, Florida under a business lease agreement for a one-year term ending in September 2009. The Company has extended the lease for an additional twelve months, with the option to cancel the lease with 3 months notice.

NOTE I – SUBSEQUENT EVENTS

Effective April 30, 2010 (the “Effective Date”), the Company issued restricted stock grants to acquire an aggregate of 2,800,000 shares of restricted common stock to employees and consultants, including grants to acquire 2,400,000 shares of common stock to its executive officers.  The grants vest over a period of 5 years and after completion of certain milestones set by the Company.

The restricted stock grants were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The grant certificates contain a legend restricting their transferability absent registration or applicable exemption.

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

Application of Critical Accounting Policies

The Company’s consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Certain accounting policies have a significant impact on amounts reported in the financial statements.  A summary of these significant accounting policies can be found in Note B to the Company’s financial statements in the Company’s 2009 Annual Report on Form 10-K.  The Company has not adopted any significant new policies during the quarter ended March 31, 2010.

Among the significant judgments made in preparation of the Company’s financial statements are the determination of the allowance for doubtful accounts and adjustments of inventory valuations.  These adjustments are made each quarter in the ordinary course of accounting.

Overview

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

The Voraxial is capable of processing volumes as low as 3 gallons per minute as well as volumes over 5,000 gallons per minute with only one moving part.  The Company believes that the Voraxial technology can help protect the environment and its natural resources while simultaneously making numerous industries more productive and cost effective.  We believe that this technology could have an immediate impact on the cleanup of the oil spill in the Gulf of Mexico.

Results of Operations for the Three Months ended March 31, 2010 and 2009:

Revenue

Our revenues decreased to $39,000 for the three months ended March 31, 2010 as compared to $80,000 for the three months ended March 31, 2009.  The decrease in revenues reflects a fluctuation in finished projects as the Company received orders in the first quarter valued at approximate $79,600 but only shipped and recorded $39,000 in revenues for the quarter.  The revenues were derived from leases and sales of the Voraxial Separators.  The demand for the Voraxial continues to increase as the Company anticipates completing twice (2x) as many projects this year as compared to 2009 which will result in greater revenues.  Although our revenues decreased, we believe the markets for the Voraxial Separator are developing as companies with high volume water separation problems are becoming aware of the Voraxial.  This may result in more revenue generating opportunities for the Company from various market segments.  These markets include mining and oil industry, specifically the oil spill, produced water, deckwater drainage, refinery and tar sands markets.  The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in increasing revenues in 2010.

The catastrophic oil spill in the Gulf of Mexico and current clean up is a situation in which we believe there is an immediate need for our products.  We are also pursuing projects within the oil industry, including oil spill cleanup projects in the Gulf of Mexico, and believe that these opportunities will result in an increase in revenues the near future.

In addition, the Company is currently working on numerous opportunities with customers for tar sands, refinery and produced water applications.  We believe some of these opportunities will result in purchase orders in fiscal year 2010.  The projects include the Voraxial 2000 Separator, Voraxial 4000 Separator, and multiple versions of the Voraxial 2000 Separator Skid.  We are in discussions to sign representative agreements with oil service companies to promote the Voraxial.  The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in increasing revenues.

Research and Development Expenses

Research and Development expenses decreased by $5,289 or approximately 5% to $110,988 for the three months ended March 31, 2010, as compared to $116,277 for the previous three months ended March 31, 2009.  As the Company has finalized the development of the Voraxial Separator, research and development expenses have decreased.

General and Administrative Expenses

General and Administrative expenses decreased by $40,731 or approximately 25% to $122,769 for the three months ended March 31, 2010 from $163,500 for the three months ended March 31, 2009.  Our G&A expenses were fairly constant from the previous year and are primarily utilized for sales and marketing activity in the oil exploration and production industry.  We also review, evaluate and pursue opportunities in other industries.

Liquidity and Capital Resources:

Cash at March 31, 2010 was $55,182.  Working capital deficit at March 31, 2010 was $1,633,507 as compared to a working capital deficit at December 31, 2009 of $1,559,166.

At March 31, 2010, the Company had an accumulated deficit of $11,124,719. We anticipate generating positive cash flow from the Voraxial Separator by the end of 2010.  To the extent such revenues and corresponding cash flows do not materialize, we will require infusion of capital to sustain our operations.  We cannot be assured that we will generate revenues or that the level of any future revenues will be self-sustaining.  The Company has funded working capital requirements and intends to fund current working capital requirements through third party financing, including the private placement of securities. We cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.  If the Company is unable to obtain adequate financing, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities.

Continuing Losses

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date.  Since 2001, we have encountered greater expenses in the development of our Voraxial Separators and have had limited sales income from this development.  Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years.  In light of these recent developments, we may be unable to continue as a going concern.  The Company has experienced net losses, has a working capital deficit and sustained cash outflows from operating activities and had to raise capital to sustain operations.  There is no assurance that the Company’s developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve significant revenues.  However, we believe that the exposure received in the past year for the Voraxial Separator has positioned the Company to begin generating sales and supply us with sufficient working capital.  Further, we believe the oil spill in the Gulf of Mexico and immediate need for cleanup solutions will provide the Company with numerous sales opportunities.

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

During the three month period ended March 31, 2010, the Company received $112,500 from three accredited investors that purchased an aggregate of 450,000 shares of the Company’s restricted common stock at $0.25 per share and warrants to purchase 225,000 shares of common stock exercisable at $0.60 per share.  The transactions were exempt from registration under Section 4(2) of the Securities Act.  The investors received information concerning the Company and had the opportunity to ask questions concerning the viability of the Company.  The shares and warrants contain legends restricting their transferability absent registration or applicable exemption.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed)

Item 5.	Other Information

None.

Item 6.	Exhibits

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

DATED:  May 24, 2010