Form 10-Q
period 2010-06-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2010-08-16
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 2, 2010, we had 30,184,994 shares of our Common Stock outstanding.

INDEX

PART I. CONSOLIDATED FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.	Financial Statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 145,466	$ 59,110
Accounts Receivable	19,500	-
Inventory, net	215,806	203,158

Total current assets	380,772	262,268

FIXED ASSETS, NET	169,622	180,946

OTHER ASSETS	13,695	13,695

Total assets	$ 564,089	$ 456,909

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 330,123	$ 1,790,598
Current portion of note payable	30,836	30,836

Total current liabilities	360,959	1,821,434

LONG TERM NOTE PAYABLE	59,678	77,556

Total liabilities	420,637	1,898,990

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIENCY):
Common stock, $.001 par value, 42,750,000 shares authorized;
27,294,994 and 25,268,994 shares issued and outstanding
as of June 30, 2010 and December 31, 2009, respectively	27,295	25,269
Additional paid-in capital	11,807,684	9,473,710
Deferred compensation	-	(13,333)
Accumulated deficit	(11,691,527)	(10,927,727)

Total shareholders' equity (deficiency)	143,452	(1,442,081)

Total liabilities and shareholders' equity (deficiency)	$ 564,089	$ 456,909

The accompanying notes are an integral part of the consolidated financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues, net	$ 77,401	$ 50,940	$ 116,401	$ 130,940

Cost of goods sold	17,048	-	17,048	32,000

Gross profit	60,353	50,940	99,353	98,940

Costs and expenses:
General and administrative	380,355	146,397	503,124	309,879
Research and development	244,756	146,096	355,744	262,373

Total costs and expenses	625,111	292,493	858,868	572,252

Loss from operations	(564,758)	(241,553)	(759,515)	(473,312)

Other (expenses):
Interest income	-	-	6	-
Interest expense	(2,052)	(2,785)	(4,293)	(5,744)

Total other expense	(2,052)	(2,785)	(4,287)	(5,744)

NET LOSS	$ (566,810)	$ (244,338)	$ (763,802)	$ (479,056)

Weighted average number of common shares
outstanding-basic and diluted	26,533,104	25,001,302	26,023,325	24,852,897

Loss per common share - basic and diluted	$ (0.02)	$ (0.01)	$ (0.03)	$ (0.02)

The accompanying notes are an integral part of the consolidated financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2010	2009

Cash Flows From Operating Activities:
Net loss	$ (763,802)	$ (479,056)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	11,324	11,324
Deferred compensation	13,333	(13,333)
Issuance of common stock for consulting services	178,000	80,000
Changes in assets and liabilities:
Accounts receivable	(19,500)	5,000
Inventory	(12,648)	-
Accounts payable and accrued expenses	278,527	390,841

Net cash used in operating activities	(314,766)	(5,224)

Cash Flows From Financing Activities:
Repayments toward notes payable	(17,878)	(16,425)
Proceeds from sales of common stock	419,000	79,000

Net cash provided by financing activities	401,122	62,575

Net increase in cash and cash equivalents	86,356	57,351

Cash and cash equivalents, beginning of period	59,110	31,910

Cash and cash equivalents, end of period	$ 145,466	$ 89,261

Supplemental Disclosures

Cash paid during the year for interest	$ 4,293	$ 5,744
Cash paid during the year for taxes	$ -	$ -

Non-cash investing and financing activities:
Common stock issued for services	$ -	$ -
Conversion of accrued salaries to equity	$ 1,739,000	$ -
Common stock options issued for services	$ -	$ -
Common stock issued for consulting services	$ 178,000	$ 80,000

The accompanying notes are an integral part of the consolidated financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-K for the year ended December 31, 2009 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of June 30, 2010 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. There were no agreements with such provisions as of June 30, 2010.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually three to nine months.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at June 30, 2010, approximate their fair value because of their relatively short-term nature.

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of June 30, 2010.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of June 30, 2010.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of June 30, 2010.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate limits.

Inventory

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of June 30, 2010, there were no such components held by third parties.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. The cost of maintenance and repairs is expensed to operations as incurred. Depreciation is computed by the straight-line method over the estimated economic useful life of the assets (5-10 years).

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

Such equity instruments may have a dilutive effect in the future and include the following potential common shares:

Warrants	6,227,367
Stock options	9,375,000
15,602,367

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

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with adopted ASC Topic 718, formerly Statement of Financial Account Standard (SFAS) No. 123(R) effective January 1, 2006. This statement requires compensation expense relating to share-based payments to be recognized in net income using a fair-value measurement method. Under the fair value method, the estimated fair value of awards is charged to expense on a straight-line basis over the requisite service period, which is generally the vesting period.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has no such assets and, therefore, no impairments of long-lived assets were recorded as of June 30, 2010.

NOTE D – RECENT ACCOUNTING PRONOUNCEMENT

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The Company currently has no such awards and does not anticipate any material impact on its results of operations as a result of adoption.

NOTE F – NOTES PAYABLE

Notes payable to finance companies, due in monthly installments of $3,695, including principal and interest at prime plus .25% collateralized by certain equipment	$90,514

Less current portion	(30,836)
Long term debt	$59,678

The Company has recorded interest expense of $4,293 for the six months ended June 30, 2010.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE G - RELATED PARTY TRANSACTIONS

For the year six months ended June 30, 2010, the Company incurred consulting expenses from its chief executive officer of the Company of $152,500. Of these amounts, $58,400 has been paid for the six months ended June 30, 2010. The unpaid balance has been included in accrued expenses. The officer of the Company, in an effort to place the company in better monetary position, agreed to covert  $693,000 of his accrued salary payable to equity.

For the six months ended June 30, 2010, the Company incurred salary expenses from the vice president of the Company of $152,500. Of these amounts, $14,000 has been paid for the six months ended June 30, 2010. The unpaid balance has been included in accrued expenses. The officer of the Company, in an effort to place the company in better monetary position, agreed to covert $1,046,000 of his accrued salary payable to equity.

NOTE H - CAPITAL TRANSACTIONS

Options

Effective April 30, 2010, the Company issued restricted stock grants to acquire an aggregate of 2,700,000 shares of restricted common stock to employees and consultants, including grants to acquire 1,300,000 shares of common stock to Alberto DiBella and 1,100,000 shares of common stock to John DiBella. The shares subject to the grants to Alberto DiBella are subject to forfeiture as follows:  200,000 shares on April 30, 2011, 300,000 shares on April 30, 2012, 400,000 shares on April 30, 2013 and 400,000 shares on April 30, 2014, in the event Alberto DiBella is no longer a full time employee on such dates. The shares subject to the grants to John DiBella are subject to forfeiture as follows:  200,000 shares on April 30, 2012, 300,000 shares on April 30, 2013, 400,000 shares on April 30, 2014 and 200,000 shares on April 30, 2015, in the event John DiBella is no longer a full time employee on such dates.

Effective June 2, 2010, the Company issued options to Alberto DiBella and John DiBella to purchase 1,900,000 and 2,800,000 shares of restricted common stock, respectively. The options are exercisable at $0.68 per share for a period of three years from vesting date. The options contain a cashless exercise provision and vest in three annual tranches.  Of the options issued to Alberto DiBella, 1,700,000 are exercisable commencing January 30, 2011, 100,000 are exercisable commencing January 30, 2012 and 100,000 are exercisable commencing January 30, 2013.  Of the options issued to John DiBella, 2,600,000 are exercisable commencing on January 30, 2011; 100,000 are exercisable on January 30, 2012; and 100,000 are exercisable commencing January 30, 2013.  The options were issued in satisfaction of accrued salary and expenses payable to John DiBella and Alberto DiBella in the approximate amounts of $1,046,000 and $693,000, respectively.

Common stock

Effective April 30, 2010, the Company issued 100,000 shares of common stock to a consultant for services provided to the Company. The shares were valued at $38,000 ($.38 per share) the fair market value on the date of issuance.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Effective May 13, 2010, the Company issued an aggregate of 250,000 shares of common stock to two service providers in consideration of services provided. The shares were valued at $140,000 ($.56 per share) the fair market value on the date of issuance.

During the six months ended June 30, 2010, the Company sold 1,676,000 shares of restrictive  common stock and warrants exercisable to purchase 838,000 shares of common stock to 22 accredited investors.  The warrants are exercisable for a period of six months from the completion of the private placement at an exercise price of $0.60 per share.  The Company received gross proceeds of $419,000 from the sale of the securities.

Warrants

In January 2009, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 243,200 shares of common stock issued in 2000 for a period of one year. The warrants expired in February 2010. The warrants have subsequently been extended for an additional twelve months. The purchase price of these warrants ranges from $6.00 - $9.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year.

In January 2009, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 200,000 shares of common stock issued in 2001 for a period of one year. The warrants expired in April 2010. The purchase price of the stock under these warrants ranges from $3.00-$4.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of June 30, 2010.  The warrants have subsequently been extended for an additional twelve months.

In September 2009, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 2,527,165 shares of common stock issued in 2004 for a period of one year. The warrants expired in June 2010. The purchase price of these warrants ranges from $0.75 - $1.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 48%; risk-free interest rate of .5% and an expected life of one year.

In October 2008, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 1,033,333 shares of common stock issued in 2002 for a period of one year. The warrants now expire in October 2010. The purchase price of these warrants ranges from $1.00 - $1.25 per share. The Company calculated the fair value of the extended

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year.

In 2008, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 1,346,665 shares of common stock issued in 2003 for a period of two years. The warrants expired in January 2010. The purchase price of these warrants is $1.00per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of June 30, 2010.

Information with respect to warrants outstanding and exercisable at June 30, 2010 is as follows:

	Number Outstanding	Range of Exercise Price	Number Exercisable

Balance, June 30, 2010	6,427,367	$0.60 - $9.00	6,227,367
Issued	-		-

Balance, June 30, 2010	6,427,367	$0.60-$9.00	6,227,367

The following table summarizes information about the stock options outstanding at June 30, 2010:

Exercise Price	Number Outstanding at June 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2010	Weighted Average Exercise Price

0.30	45,000	3.25	0.30	45,000	0.30
0.77	200,000	4.25	0.77	200,000	0.77
0.15	2,000,000	4.25	0.15	2,000,000	0.15
1.00	50,000	3.00	1.00	50,000	1.00
0.40	2,350,000 4,645,000	4.25	0.40	2,350,000 4,645,000	0.40

NOTE I - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company entered into an employment agreement dated January 17, 2002 with an individual to serve as the Vice President and Director of Business Development.  The agreement provides for a contingent bonus to be paid to this

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

NOTE J – SUBSEQUENT EVENTS

On August 10, 2010 the Company completed a private placement of its common stock under which it issued an aggregate of 720,000 shares of its common stock to 8 accredited investors.  The Company received gross proceeds of $288,000 from the sale of the common stock.  Under the terms of the offering the Company paid commissions and fees of approximately $23,040 to a registered broker dealer.  The securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D, Rule 506, promulgated thereunder. The securities may not be transferred absent registration or applicable exemption.

The Company evaluated subsequent events through August 14, 2010 the date the financial statements were issued.

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

Application of Critical Accounting Policies

The Company’s consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Certain accounting policies have a significant impact on amounts reported in the financial statements.  A summary of these significant accounting policies can be found in Note B to the Company’s financial statements in the Company’s 2009 Annual Report on Form 10-K.  The Company has not adopted any significant new policies during the quarter ended June 30, 2010.

Among the significant judgments made in preparation of the Company’s financial statements are the determination of the allowance for doubtful accounts and adjustments of inventory valuations.  These adjustments are made each quarter in the ordinary course of accounting.

Overview

Enviro Voraxial Technology, Inc. (the “Company”) was incorporated in Idaho on October 19, 1964, under the name Idaho Silver, Inc.  In May of 1996, we entered into an agreement and plan of reorganization with Florida Precision Aerospace, Inc., a privately held Florida corporation (“FPA”), and its shareholders whereby we acquired a wholly owned interest in FPA.  FPA was incorporated on February 26, 1993. We believe we are emerging as a potential leader in the rapidly growing environmental and industrial separation industries.  The Company has developed and patented the Voraxial® Separator (“Voraxial® Separator” or “Voraxial®”), a proprietary technology that efficiently separates large volumes of liquid/liquid, liquid/solids or liquid/liquid/solids fluid mixtures with distinct specific gravities.  Management believes this superior separation quality is achieved in real-time, and in much greater volumes, with a more compact, cost effective and energy efficient machine than any comparable product on the market today.  Management believes the Voraxial fills a void in the market; specifically a real-time separation device that separates a large volume of liquids with a small footprints and without the need of a pressure drop.  We believe the need for such a separation device overlaps many markets.

The Voraxial is capable of processing volumes as low as 3 gallons per minute as well as volumes over 5,000 gallons per minute with only one moving part.  The Company believes that the Voraxial® technology can help protect the environment and its natural resources while simultaneously making numerous industries more productive and cost effective.  We are pursuing the oil industry, specifically produced water, deckwater drainage, refinery and tar sands markets.  We also believe that this technology could have a significant impact on oil spill recovery.  Following the Deepwater Horizon oil spill in the Gulf of Mexico we were included in

British Petroleum’s RAT (Rapid Attack Team) Pack program.  The RAT Pack program is a fleet of local commercial, shallow draft and fast moving vessels operating under the British Petroleum’s “Vessels of Opportunity” program.  The Voraxial was deployed in the Gulf at the request of British Petroleum (BP) to a clean-up site in the Gulf; however, by time the Voraxial was deployed, there was virtually no oil to skim at the site.  The Voraxial Separator is now included in BP’s  Products and Services (PSE) database.  Being in the PSE database gives the Deepwater Horizon Incident Command the option to use the Voraxial in its clean-up efforts should the operational needs warrant.  We will actively pursue the new oil spill recovery program for the Gulf of Mexico led by ExxonMobil, ConocoPhillips, Shell and Chevron.

Results of Operations for the Three Months ended June 30, 2010 and 2009:

Revenue

Our revenues increased to $77,401 for the three months ended June 30, 2010 as compared to $50,940 for the three months ended June 30, 2009.  The revenues were derived from leases and sales of the Voraxial Separators to the mining and oil and gas industry.  The demand for the Voraxial continues to increase as the Company anticipates additional revenues from the oil industry.  We believe the markets for the Voraxial® Separator are developing as companies with high volume water separation problems, including but not limited to oil spill cleanup, are becoming more aware of the Voraxial.  This may result in more revenue generating opportunities for the Company from various market segments.  These markets include mining and oil industry, specifically oil spill, produced water, deckwater drainage, refinery and tar sands markets.  The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in increasing revenues in 2010.

In addition, the Company is currently working on numerous opportunities with customers for oil spill, tar sands, refinery and produced water applications.  We believe some of these opportunities will result in purchase orders in fiscal year 2010.  The projects include the Voraxial 2000 Separator, Voraxial 4000 Separator, and multiple versions of the Voraxial 2000 Separator Skid.  We are in discussions to sign representative agreements with oil service companies to promote the Voraxial Separator. We are also in discussions with various organizations to use the Voraxial for oil spill recovery.  In the past quarter, we have filed 3 additional patents related to oil spill recovery.  The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in increasing revenues.

Research and Development Expenses

Research and Development expenses increased by $98,660 or approximately 68% to $244,756 for the three months ended June 30, 2010, as compared to $146,096 for the previous three months ended June 30, 2009.  While the Company has finalized the development of the Voraxial Separator, there was an increase in this period due to activity related to the oil spill in the Gulf of Mexico.  We finalized the development of the Submersible Voraxial Separator which enables the operator to separate oil from water in the ocean.  By conducting the separation in the ocean, Management believes that the vessels can skim ten times more oil since the amount of water collected in a vessel’s holding tank is reduced by up to 90%.  The collected oil will be discharged into a holding tank while the clean water remains in the ocean.  This differs substantially from the current methods of skimming large volumes of oil/water mixture and then conducting the separation on vessel. Implementing this new method enables the vessels to process significantly more volume of skimmed oil/water mixture, collect more oil, capture a higher concentration of oil and remain in operation longer.  We filed 3 patents related to oil spill recovery.

General and Administrative Expenses

General and Administrative expenses increased by $233,958 or approximately 160% to $380,355 for the three months ended June 30, 2010 from $146,397 for the three months ended June 30, 2009.  The increase in general and administrative expenses was incurred by the Company as we reviewed, evaluated and pursued opportunities in the Gulf oil spill cleanup.

Results of Operations for the Six Months ended June 30, 2010 and 2009:

Revenue

Our revenues decreased to $116,401 for the six months ended June 30, 2010 as compared to $130,940 for the six months ended June 30, 2009, a decrease of $14,539 or approximately 11%.  Although the Company had a decrease in revenues, we believe the markets for the Voraxial are developing as companies with high volume water separation problems are becoming aware of the Voraxial.  The Company is currently working on numerous opportunities within the oil industry, specifically oil spill, refinery and produced water applications.  We believe some of these opportunities will result in additional purchase orders in the third and fourth quarter.  As such, the Company increased its component inventory of Voraxial 2000 and Voraxial 4000 Separators.  The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in increased revenues in 2010.

Cost of Goods

Our cost of goods decreased to $17,048 for the six months ended June 30, 2010 as compared to $32,000 for the six months ended June 30, 2009.  This decrease is due to the decrease in sales during the six months ended June 30, 2010.  Our cost of goods continues to be reviewed by management to guarantee the best available pricing while maintaining high quality standards.

Research and Development Expenses

Research and development expenses increased by $93,371 or approximately 36% to $355,744 for the six months ended June 30, 2010, as compared to $262,373 for the six months ended June 30, 2009.  While the Company has finalized the development of the Voraxial Separator, we targeted expenditures for specific applications for oil spill recovery during the six months ended June 30, 2010.  We filed 3 additional patents related to oil spill recovery.

General and Administrative Expenses

General and administrative expenses increased by $193,245 or approximately 62% to $503,124 for the six months ended June 30, 2010 from $309,879 for the six months ended June 30, 2009.  The increase was primarily due to the expenses incurred by the Company as we pursued opportunities in the Gulf oil spill cleanup.

Liquidity and Capital Resources:

Cash at June 30, 2010 was $145,466.  Working capital at June 30, 2010 was $19,813 as compared to a working capital deficit at December 31, 2009 of $1,559,166.  This increase in working capital was primary due to the satisfaction of accrued salary and expenses payable to John DiBella and Alberto DiBella in the approximate amounts of $1,046,000 and $693,000, respectively, through the issuance of options to John DiBella and Alberto DiBella.  Effective June 2, 2010, the Company issued options to Alberto DiBella and John DiBella to purchase 1,900,000 and 2,800,000 shares of restricted common stock, respectively. The options are exercisable at $0.68 per share for a period of three years from vesting date. The options contain a cashless exercise provision and vest in three annual tranches.

At June 30, 2010, the Company had an accumulated deficit of $11,691,527. We anticipate generating positive cash flow from the Voraxial Separator by the end of 2010.  To the extent such revenues and corresponding cash flows do not materialize, we will require infusion of capital to sustain our operations.  We cannot be assured that we will generate revenues or that the level of any future revenues will be self-sustaining.  The Company has funded working capital requirements and intends to fund current working capital requirements through third party financing, including the private placement of securities. We cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.  If the Company is unable to obtain adequate financing, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities.

On May 28, 2010, the Company completed a private placement of its securities under which it issued an aggregate of 1,476,000 shares of its common stock and warrants exercisable to purchase 738,000 shares of common stock to 22 accredited investors.  The warrants are exercisable for a period of six months from the completion of the private placement at an exercise price of $0.60 per share.  The Company received gross proceeds of $369,000 from the sale of the securities.  No commissions were paid in connection with the private placement.  The securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. The securities may not be transferred absent registration or applicable exemption.

On August 10, 2010, the Company completed a private placement of its common stock under which it issued an aggregate of 720,000 shares of its common stock to 8 accredited investors.  The Company received gross proceeds of $288,000 from the sale of the common stock.  Under the terms of the offering the Company paid commissions and fees of approximately $23,040 to a registered broker dealer.  The securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D, Rule 506, promulgated thereunder. The securities may not be transferred absent registration or applicable exemption.

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

Effective April 30, 2010, the Company issued restricted stock grants to acquire an aggregate of 2,700,000 shares of restricted common stock to employees and consultants, including grants to acquire 1,300,000 shares of common stock to Alberto DiBella and 1,100,000 shares of common stock to John DiBella. The shares subject to the grants to Alberto DiBella are subject to forfeiture as follows:  200,000 shares on April 30, 2011, 300,000 shares on April 30, 2012, 400,000 shares on April 30, 2013 and 400,000 shares on April 30, 2014, in the event Alberto DiBella is no longer a full time employee on such dates. The shares subject to the grants to John DiBella are subject to forfeiture as follows:  200,000 shares on April 30, 2012, 300,000 shares on April 30, 2013, 400,000 shares on April 30, 2014 and 200,000 shares on April 30, 2015, in the event John DiBella is no longer a full time employee on such dates. The securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. The securities may not be transferred absent registration or applicable exemption.

Effective April 30, 2010, the Company issued 100,000 shares of common stock to a consultant for services provided to the Company.  The securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. The securities may not be transferred absent registration or applicable exemption.

Effective May 13, 2010, the Company issued an aggregate of 250,000 shares of common stock to two service providers in consideration of services provided.  The securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. The securities may not be transferred absent registration or applicable exemption.

On May 28, 2010, the Company completed a private placement of its securities under which it issued an aggregate of 1,476,000 shares of its common stock and warrants exercisable to purchase 738,000 shares of common stock to 22 accredited investors.  The warrants are exercisable for a period of six months from the completion of the private placement at an exercise price of $0.60 per share.  The Company received gross proceeds of $369,000 from the sale of the securities.  No commissions were paid in connection with the private placement.  The securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. The securities may not be transferred absent registration or applicable exemption.

Effective June 2, 2010, the Company issued options to Alberto DiBella and John DiBella to purchase 1,900,000 and 2,800,000 shares of restricted common stock, respectively. The options are exercisable at $0.68 per share for a period of three years from vesting date. The options contain a cashless exercise provision and vest in three annual tranches.  Of the options issued to Alberto DiBella, 1,700,000 are exercisable commencing January 30, 2011, 100,000 are exercisable commencing January 30, 2012 and 100,000 are exercisable commencing January 30, 2013.  Of the options issued to John DiBella, 2,600,000 are exercisable commencing on January 30, 2011; 100,000 are exercisable on January 30, 2012; and 100,000 are exercisable commencing January 30, 2013.  The options were issued in satisfaction of accrued salary and expenses payable to John DiBella and Alberto DiBella in the approximate amounts of $1,046,000 and $693,000, respectively.  The securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. The securities may not be transferred absent registration or applicable exemption.

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

DATED:  August 16, 2010