Form 10-Q
period 2010-09-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2010-11-22
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

(954) 958-9968
(Issuer's telephone number)
____________________________________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 1, 2010, we had 31,665,497 shares of our Common Stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.	Financial Statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 174,111	$ 59,110
Accounts Receivable	19,500	-
Inventory, net	215,806	203,158

Total current assets	409,417	262,268

FIXED ASSETS, NET	163,960	180,946

OTHER ASSETS	13,695	13,695

Total assets	$ 587,072	$ 456,909

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 410,035	$ 1,790,598
Current portion of note payable	30,836	30,836

Total current liabilities	440,871	1,821,434

LONG TERM NOTE PAYABLE	50,452	77,556

Total liabilities	491,323	1,898,990

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIENCY):
Common stock, $.001 par value, 42,750,000 shares authorized;
31,290,497 and 25,268,994 shares issued and outstanding
as of September 30, 2010 and December 31, 2009, respectively	31,290	25,269
Additional paid-in capital	12,377,439	9,473,710
Deferred compensation	(19,250)	(13,333)
Accumulated deficit	(12,293,730)	(10,927,727)

Total shareholders' equity (deficiency)	95,749	(1,442,081)

Total liabilities and shareholders' equity (deficiency)	$ 587,072	$ 456,909

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues, net	$ 69,000	$ 300,393	$ 185,401	$ 431,333

Cost of goods sold	-	23,209	17,048	55,209

Gross profit	69,000	277,184	168,353	376,124

Costs and expenses:
General and administrative	450,881	207,039	954,004	516,918
Research and development	218,464	65,249	574,208	327,622

Total costs and expenses	669,345	272,289	1,528,212	844,540

Loss from operations	(600,345)	4,895	(1,359,859)	(468,416)

Other (expenses):
Interest income		-	6	-
Interest expense	(1,858)	(2,608)	(6,151)	(8,352)

Total other expense	(1,858)	(2,608)	(6,145)	(8,352)

NET LOSS	$ (602,203)	$ 2,288	$ (1,366,004)	$ (476,768)

Weighted average number of common shares
outstanding-basic and diluted	27,998,455	25,199,809	26,586,379	24,970,235

Loss per common share - basic and diluted	$ (0.02)	$ 0.00	$ (0.05)	$ (0.02)

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$ (1,366,004)	$ (476,768)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	16,986	16,986
Deferred compensation	13,333	(53,333)
Issuance of common stock for consulting services	324,500	166,000
Stock options		9,016
Changes in assets and liabilities:
Accounts receivable	(19,500)	25,000
Inventory	(12,648)	(10,204)
Accounts payable and accrued expenses	358,438	359,282

Net cash used in operating activities	(684,895)	35,979

Cash Flows From Financing Activities:
Repayments toward notes payable	(27,104)	(24,903)
Proceeds from sales of common stock	827,000	95,000

Net cash provided by financing activities	799,896	70,097

Net increase in cash and cash equivalents	115,001	106,076

Cash and cash equivalents, beginning of period	59,110	31,910

Cash and cash equivalents, end of period	$ 174,111	$ 137,986

Supplemental Disclosures

Cash paid during the year for interest	$ 6,151	$ 8,352
Cash paid during the year for taxes	$ -	$ -

Non-cash investing and financing activities:
Common stock issued for services	$ -	$ 9,016
Conversion of accrued salaries to equity	$ 1,739,000	$ -
Common stock options issued for services	$ -	$ -
Common stock issued for consulting services	$ 345,500	$ 166,000

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE A - ORGANIZATION AND OPERATIONS

Organization

Enviro Voraxial Technology, Inc. (the "Company") is a provider of environmental and industrial separation technology. The Company has developed and patented the Voraxial(R) Separator, which is a technology that efficiently separates liquid/liquid, liquid/solid or liquid/liquid/solid fluid streams with distinct specific gravities and without the need of a pressure drop. Current and potential commercial applications and markets include oil exploration and production, oil refineries, mining, manufacturing, waste-to-energy and food processing industry. The Company manufactures and sells the Voraxial Separator.

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-K for the year ended December 31, 2009 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of September 30, 2010 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. There were no agreements with such provisions as of September 30, 2010.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually three to nine months.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at September 30, 2010, approximate their fair value because of their relatively short-term nature.

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of September 30, 2010.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of September 30, 2010.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of September 30, 2010.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate limits.

Inventory

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of September 30, 2010, there were no such components held by third parties.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

Such equity instruments may have a dilutive effect in the future and include the following potential common shares:

Warrants	3,625,080
Stock options	9,345,000
12,970,080

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
September 30, 2010

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has no such assets and, therefore, no impairments of long-lived assets were recorded as of September 30, 2010.

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

NOTE E – NOTES PAYABLE

Notes payable to finance companies, due in monthly installments of $3,695, including principal and interest at prime plus .25% collateralized by certain equipment	$81,288

Less current portion	(30,836)
Long term debt	$50,4528

The Company has recorded interest expense of $6,151 for the nine months ended September 30, 2010.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE F - RELATED PARTY TRANSACTIONS

For the year nine months ended September 30, 2010, the Company incurred consulting expenses from its chief executive officer of the Company of $228,750. Of these amounts, $119,500 has been paid for the nine months ended September 30, 2010. The unpaid balance has been included in accrued expenses. The officer of the Company, in an effort to place the company in better monetary position, agreed to covert $693,000 of his accrued salary payable to equity.

For the nine months ended September 30, 2010, the Company incurred salary expenses from the vice president of the Company of $228,750. Of these amounts, $21,000 has been paid for the nine months ended September 30, 2010. The unpaid balance has been included in accrued expenses. The officer of the Company, in an effort to place the company in better monetary position, agreed to covert $1,046,000 of his accrued salary payable to equity.

NOTE G - CAPITAL TRANSACTIONS

Options

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Effective May 13, 2010, the Company issued an aggregate of 250,000 shares of common stock to two service providers in consideration of services provided. The shares were valued at $140,000 ($.56 per share) the fair market value on the date of issuance.

During the six months ended June 30, 2010, the Company sold 1,676,000 shares of restrictive common stock and warrants exercisable to purchase 838,000 shares of common stock to 22 accredited investors.  The warrants are exercisable for a period of 12 months from the completion of the private placement at an exercise price of $0.60 per share.  The Company received gross proceeds of $419,000 from the sale of the securities.

On August 10, 2010 the Company completed a private placement of its common stock under which it issued an aggregate of 720,000 shares of its common stock to 8 accredited investors.  The Company received gross proceeds of $288,000 from the sale of the common stock.  Under the terms of the offering the Company paid commissions and fees of approximately $23,040 to a registered broker dealer.

During the nine months ended September 30, 2010, the Company issued 31,877 shares of common stock as consideration for legal services provided.  These shares were valued at $12,750.

During the nine months ended September 30, 2010, the Company issued 300,000 shares of common stock as consideration for consulting services.  These shares were valued at $132,000.

During the nine months ended September 30, 2010, the Company issued 75,000 shares of common stock in connection with an agreement to provide consulting services.  These shares were valued at $21,000.

During the nine months ended September 30, 2010, the Company issued 53,626 shares of common stock in connection with the exercise of 265,250 warrants.

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

In January 2009, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 200,000 shares of common stock issued in 2001 for a period of one year. The warrants expired in April 2010. The purchase price of the stock under these warrants ranges from $3.00-$4.00 per share. The Company calculated the fair value of the extended warrants

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of September 30, 2010.  The warrants have subsequently been extended for an additional six months and will expire in November.

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

In October 2008, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 1,033,333 shares of common stock issued in 2002 for a period of one year. The warrants now expire in October 2010. The purchase price of these warrants ranges from $1.00 - $1.25 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year. The warrants have subsequently been extended for an additional twelve months.

In 2008, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 1,346,665 shares of common stock issued in 2003 for a period of two years. The warrants expired in January 2010. The purchase price of these warrants is $1.00per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year. No increase in fair value was noted and, therefore, no adjustment has been made to the financial statements as of September 30, 2010.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Information with respect to warrants outstanding and exercisable at September 30, 2010 is as follows:

	Number Outstanding	Range of Exercise Price	Number Exercisable

Balance, June 30, 2010	6,427,367	$0.60 - $9.00	6,227,367
Issued	-		-

Balance, September 30, 2010	6,427,367	$0.60-$9.00	6,227,367

The following table summarizes information about the stock options outstanding at September 30, 2010:

Exercise Price	Number Outstanding at September 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2010	Weighted Average Exercise Price

0.30	45,000	3.25	0.30	45,000	0.30
0.77	200,000	4.25	0.77	200,000	0.77
0.15	2,000,000	4.25	0.15	2,000,000	0.15
1.00	50,000	3.00	1.00	50,000	1.00
0.40	2,350,000 4,645,000	4.25	0.40	2,350,000 4,645,000	0.40

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

Operating Lease

The Company leases office and warehouse space in Ft. Lauderdale, Florida under a business lease agreement for a one-year term ending in September 2009. The Company has extended the lease for an additional twelve months, with the option to cancel the lease with 3 months notice.   The Company is currently negotiating an extension of the lease.

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

Application of Critical Accounting Policies

The Company’s consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Certain accounting policies have a significant impact on amounts reported in the financial statements.  A summary of these significant accounting policies can be found in Note B to the Company’s financial statements in the Company’s 2009 Annual Report on Form 10-K.  The Company has not adopted any significant new policies during the quarter ended September 30, 2010.

Among the significant judgments made in preparation of the Company’s financial statements are the determination of the allowance for doubtful accounts and adjustments of inventory valuations.  These adjustments are made each quarter in the ordinary course of accounting.

Overview

Enviro Voraxial Technology, Inc. (the “Company”) was incorporated in Idaho on October 19, 1964, under the name Idaho Silver, Inc.  In May of 1996, we entered into an agreement and plan of reorganization with Florida Precision Aerospace, Inc., a privately held Florida corporation (“FPA”), and its shareholders whereby we acquired a wholly owned interest in FPA.  FPA was incorporated on February 26, 1993. We believe we are emerging as a potential leader in the rapidly growing environmental and industrial separation industries.  The Company has developed and patented the Voraxial® Separator (“Voraxial Separator” or “Voraxial”), a proprietary technology that efficiently separates large volumes of liquid/liquid, liquid/solids or liquid/liquid/solids fluid mixtures with distinct specific gravities.  Management believes this superior separation quality is achieved in real-time, and in much greater volumes, with a more compact, cost effective and energy efficient machine than any comparable product on the market today.  Management believes the Voraxial fills a void in the market; specifically a real-time separation device that separates a large volume of liquids with a small footprints and without the need of a pressure drop.  We believe the need for such a separation device overlaps many markets.

The Voraxial is capable of processing volumes as low as 3 gallons per minute as well as volumes over 5,000 gallons per minute with only one moving part.  The Company believes that the Voraxial technology can help protect the environment and its natural resources while simultaneously making numerous industries more productive and cost effective.  We are pursuing opportunities within the oil industry, specifically produced water, deckwater drainage, refinery and tar sands markets.  We also believe that our technology could have a significant impact on oil spill recovery.  Following the Deepwater Horizon oil spill in the Gulf of Mexico we were included in British Petroleum’s RAT (Rapid Attack Team) Pack program.  The “RAT Pack” program is a fleet of local commercial, shallow draft, nimble and fast moving vessels operating under the Vessels of Opportunity program.  The Voraxial Separator is now included in British Petroleum’s  Products and Services (PSE) database.  Inclusion in the PSE database gives the Deepwater Horizon Incident Command the option to use the Voraxial in the Gulf clean-up efforts.  We are actively pursuing other oil spill recovery programs for the Gulf of Mexico led by ExxonMobil, ConocoPhillips, Shell and Chevron.

Results of Operations for the Three Months ended September 30, 2010 and 2009:

Revenue

Our revenues decreased to $69,000 for the three months ended September 30, 2010 as compared to $300,393 for the three months ended September 30, 2009.  The revenues were derived from leases and sales of the Voraxial Separators to the oil and gas industry.  The decrease in revenues is related to timing of sales and the method in which revenues are recorded as has already received purchase orders surpassing 2009 revenues.  The Company still maintains its projections of surpassing 2009 revenues.

The demand for the Voraxial continues to increase as the Company anticipates additional revenues from the oil and gas industry.  We believe the markets for the Voraxial Separator are developing as companies with high volume water separation problems are becoming more aware of the Voraxial.  This may result in more revenue generating opportunities for the Company from various market segments.  These markets include mining and oil industry, specifically oil spill, produced water, deckwater drainage, refinery and tar sands markets.  The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in increasing revenues over the next 12 months.

The Company continues to work on numerous opportunities with potential customers for oil spill, tar sands, refinery and produced water applications.  We believe some of these opportunities will result in purchase orders and increasing revenues over the next 12 months.  The projects include the Voraxial 2000 Separator, Voraxial 4000 Separator, and multiple versions of the Voraxial 2000 Separator Skid.  We are in discussions to sign representative agreements with oil service companies to promote the Voraxial Separator. We are also in discussions with various organizations to use the Voraxial for oil spill recovery.  The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in increasing revenues.

Research and Development Expenses

Research and Development expenses increased by 153,215 or approximately 235% to $218,464 for the three months ended September 30, 2010, as compared to $65,249 for the previous three months ended September 30, 2009.  While the Company has finalized the development of the Voraxial Separator, there was an increase in this period due to activity related to the oil spill in the Gulf of Mexico.  We finalized the development of the Submersible Voraxial Separator which enables the operator to separate oil from water in the ocean.  By conducting the separation in the ocean, Management believes that vessels can skim ten times more oil since the amount of water collected in a vessel’s holding tank is reduced by up to 90%.  The collected oil will be discharged into a holding tank while the clean water remains in the ocean.  This differs substantially from the current methods of skimming large volumes of oil/water mixture and then conducting the separation on vessel. Implementing this new method enables the vessels to process significantly more volume of skimmed oil/water mixture, collect more oil, capture a higher concentration of oil and remain in operation longer.  We have filed 3 patents related to oil spill recovery.

General and Administrative Expenses

General and Administrative expenses increased by $243,842 or approximately 118% to $450,881 for the three months ended September 30, 2010 from $207,039 for the three months ended September 30, 2009.  The increase in general and administrative expenses was incurred by the Company as we reviewed, evaluated and pursued opportunities in the Gulf oil spill cleanup and projects within the oil and gas industry.

Results of Operations for the Nine Months ended September 30, 2010 and 2009:

Revenue

Our revenues decreased to $185,401 for the nine months ended September 30, 2010 as compared to $431,333 for the nine months ended September 30, 2009, a decrease of $245,932 or approximately 57%.  The decrease in revenues is related to timing of sales and the method in which revenues are recorded as the Company has received purchase orders in 2010 exceeding 2009 purchase orders.  The Company still maintains its projections of surpassing 2009 revenues.  We believe the markets for the Voraxial are developing as companies with high volume water separation problems are becoming aware of the Voraxial.  The Company is currently working on numerous opportunities within the oil industry, specifically oil spill, refinery and produced water applications.  We believe some of these opportunities will result in additional purchase orders over the next 12 months and further increase deployments and revenues from 2010 levels.  As such, the Company increased its component inventory of Voraxial 2000 and Voraxial 4000 Separators.  The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in increased revenues in 2010.

Cost of Goods

Our cost of goods decreased to $17,048 for the nine months ended September 30, 2010 as compared to $55,029 for the nine months ended September 30, 2009.  This decrease is due to the decrease in sales during the nine months ended September 30, 2010.  Our cost of goods continues to be reviewed by management to guarantee the best available pricing while maintaining high quality standards.

Research and Development Expenses

Research and development expenses increased by $246,586 or approximately 75% to $574,208 for the nine months ended September 30, 2010, as compared to $327,622 for the nine months ended September 30, 2009.  While the Company has finalized the development of the Voraxial Separator, we targeted expenditures for specific applications for oil spill recovery during the nine months ended September 30, 2010.  We filed 3 additional patents related to oil spill recovery.

General and Administrative Expenses

General and administrative expenses increased by $437,086 or approximately 85% to $954,004 for the nine months ended September 30, 2010 from $516,918 for the nine months ended September 30, 2009.  The increase was primarily due to the expenses incurred by the Company as we pursued opportunities in the Gulf oil spill cleanup and projects within the oil and gas industry.

Liquidity and Capital Resources:

Cash at September 30, 2010 was $174,111.  Working capital deficit at September 30, 2010 was $31,454 as compared to a working capital deficit at December 31, 2009 of $1,559,166.  This increase in working capital was primary due to the satisfaction of accrued salary and expenses payable to John DiBella and Alberto DiBella in the approximate amounts of $1,046,000 and $693,000, respectively, through the issuance of options to John DiBella and Alberto DiBella.  Effective June 2, 2010, the Company issued options to Alberto DiBella and John DiBella to purchase 1,900,000 and 2,800,000 shares of restricted common stock, respectively. The options are exercisable at $0.68 per share for a period of three years from vesting date. The options contain a cashless exercise provision and vest in three annual tranches.

At September 30, 2010, the Company had an accumulated deficit of $12,147,230. We anticipate generating positive cash flow from the Voraxial Separator by the end of 2011.  To the extent such revenues and corresponding cash flows do not materialize, we will require infusion of capital to sustain our operations.  We cannot be assured that we will generate revenues or that the level of any future revenues will be self-sustaining.  The Company has funded working capital requirements and intends to fund current working capital requirements through third party financing, including the private placement of securities. We cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.  If the Company is unable to obtain adequate financing, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities.

During the nine months ended September 30, 2010, the Company received gross proceeds of $827,000 from the sale of its common stock and warrants under various private placements.  Net proceeds received by the Company were approximately $803,000.

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

On July 13, 2010, the Company issued an aggregate of 300,000 shares of its common stock to two investors in consideration of $120,000.  No fees or commissions were paid in connection with the sales to the investors.  The shares of common stock were issued under the exemption from registration provided by Section 4(2) of the Securities Act.  The shares issued contain a legend restricting their transferability absent registration or applicable exemption.  The investors had access to current information concerning the Company and had the opportunity to ask questions about the Company.

On August 5, 2010, the Company issued an aggregate of 53,626 shares of common stock to GVC Capital LLC (formerly known as Bathgate Capital Partners) and its affiliates pursuant to the exercise of 265,250 warrants previously issued to Bathgate Capital Partners.  The warrants contained a cashless exercise provision.  The shares of common stock issued pursuant to the exercise of the warrants were issued under the exemption from registration provided by Section 4(2) of the Securities Act.  The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

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

On August 30, 2010, the Company issued an aggregate of 31,877 shares of common stock in consideration of legal services provided and to be provided by outside legal counsel.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.  The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

On August 31, 2010, the Company issued 300,000 shares of common stock to a consultant in consideration for consulting services.  The shares of common stock were issued under the exemption from registration provided by Section 4(2) of the Securities Act.  The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

On September 10, 2010, the Company issued 75,000 shares of common stock to a consultant in consideration of financial advisory services provided pursuant to a financial advisory agreement dated September 10, 2010.  The shares of common stock were issued under the exemption from registration provided by Section 4(2) of the Securities Act.  The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

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

DATED:  November 22, 2010