Form 10-K
period 2010-12-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2011-04-21
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number 0-27445

ENVIRO VORAXIAL TECHNOLOGY, INC.
(Name of Small Business Issuer in its Charter)

                 Idaho              __                      83-0266517
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

Large accelerated filer   ☐       Accelerated filer  ☐

Non-accelerated filer   (Do not check if a smaller reporting company)  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

Yes    ☐    No  ☒

The aggregate market value of the Company's voting stock held by non-affiliates as of June 30, 2010 was approximately $20,591,596 based on the average closing bid and asked prices of such stock on that date as quoted on the Over the-Counter Bulletin Board.

There were 31,590,497 shares of common stock outstanding as of April 10, 2011.

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

The Voraxial® Separator operates in-line and without the need of a pressure drop.  The Voraxial Separator benefits include: high volume/small footprint, no pressure drop requirement, 2-way or 3-way separation, handles fluctuations in flow rate and oil concentration without any adjustments, high “g” force and less maintenance than conventional equipment.  The Voraxial® Separator technology is scaleable and universal in its implementation.  These benefits result in significant cost savings to the customer, both acquisition and operating cost.

The Voraxial is capable of processing volumes as low as 3 gallons per minute as well as volumes over 5,000 gallons per minute with only one moving part.  The Company believes that the Voraxial® technology can help protect the environment and its natural resources while simultaneously making numerous industries more productive and cost effective.

The size and efficiency advantages provided by the Voraxial® Separator to the end-user have provided us with a variety of market opportunities.  We believe separation of contaminants from water is needed in virtually every industry, either in the manufacturing or production side of the business or in purifying the wastewater prior to discharge.  Because of the size, weight, energy and separation efficiency and no pressure drop requirement advantages the Voraxial Separator solution presents to the end user, the Voraxial can be used in many different markets.  The Company has deployed products to the following markets:  oil exploration and production, tar sands, mining, waste-to-energy, stormwater and oil spill.  The Company is receiving interest from other markets as well including manufacturing, agriculture, food processing and bio-fuel.  With nominal modifications, the Voraxial can be sold to these different markets. This allows the Company to pursue its core market, oil and gas exploration and production, while responding and selling product to customers in other markets.  The Company is now pursuing sales opportunities with potential customers in a variety of markets including oil-water separation, oil & gas exploration and production, tar sands, oil refineries, marine/oil-spill clean up, mining, manufacturing water treatment and grit/sand separation.

We have generated limited revenues to date partially due to the time required to educate the market of a new separation method, partially because of insufficient funds to adequately market our product; and the time needed to secure and complete initial projects.  However with the dissemination of the data from the initial successful projects, demand for the Voraxial has increased.  This increased interest and demand for the Voraxial is translating into increasing revenues as revenues continue to increase year-over-year from 2008 to 2010.  The current revenue backlog for 2011 is greater than our entire fiscal year 2010.

We are receiving inquiries from customers in various industries, including the oil exploration and production, tar sands market, mining, and manufacturing.  Even though customers from various industries can utilize the Voraxial, we are currently focused on developing market channels to penetrate the oil & gas exploration and production market and more specifically, the produced water market.  We are beginning to see positive results as the number of projects within the industry has steadily increased in the past several years and relationships are beginning to foster with both customers and service companies.  The Company believes that revenues from this industry will continue to increase in 2011 and beyond.  We have sold and shipped units of the Voraxial® Separator on a trial and rental basis to a number of different companies that include various applications, including produced water applications for the oil industry (both offshore platforms and onshore production facilities), liquid/liquid for tar sands industry, and liquid/liquid for the uranium industry, to name a few.  We have completed multiple projects to date with the Voraxial® Separators including units to BP, Transocean, ConocoPhillips, Repsol, OMV, Uranium One, the Alaska Department of Environmental Conservation, the US Navy, and Cameco.  We are in dialogue with other companies to conduct similar projects in 2011.

We also believe that our technology could have a significant impact on oil spill recovery.  Following the Deepwater Horizon oil spill in the Gulf of Mexico we were included in British Petroleum RAT (Rapid Attack Team) Pack program.  The “RAT Pack” program is a fleet of local commercial, shallow draft, nimble and fast moving vessels operating under the Vessels of Opportunity program.  The Voraxial Separator is now included in British Petroleum’s Products and Services (PSE) database.  Inclusion in the PSE database gives the Deepwater Horizon Incident Command the option to use the Voraxial in the Gulf clean-up efforts.  We are actively pursuing other oil spill recovery programs for the Gulf of Mexico led by ExxonMobil, ConocoPhillips, Shell and Chevron.  We are discussing oil spill response sales with customers as well.

We finalized the development of the Submersible Voraxial Separator for oil spill recovery, which enables the operator to separate oil from water in the ocean.  By conducting the separation in the ocean, Management believes that vessels can skim ten times more oil since the amount of water collected in a vessel’s holding tank is reduced by up to 90%.  The collected oil will be discharged into a holding tank while the clean water remains in the ocean.  This differs substantially from the current methods of skimming large volumes of oil/water mixture and then conducting the separation on vessel. Implementing this new method enables the vessels to process significantly more volume of skimmed oil/water mixture, collect more oil, capture a higher concentration of oil and remain in operation longer.  We filed 3 patents related to oil spill recovery.

Due to the exposure from the various petroleum industry related trade shows and the initial sales, trials and demonstrations conducted over the past several years, the Company is now in discussions with various oil companies for purchase of units and to conduct additional trials.  In the 4th quarter of 2010, the Company received additional orders for 2011 delivery.  These orders represent a significant increase in revenues from 2010 sales.  The Company is also in discussion with several oil service companies interested in developing a relationship with the company to market the Voraxial® Separator within the industry.  We anticipate that some of these opportunities will materialize in 2011.

EVTN has developed a turnkey system can be utilized in multiple niche applications in the oil industry including produced water, under-balanced drilling (UBD), deck water drainage, slopwater, FPSO and refinery markets.  The system integrates the Voraxial Separator as a bulk separator, coalescers to increase the droplet size of the dispersed oil and filters for the secondary process for polishing.  The system can also include other equipment such as flow meters, turbidity meters, oil monitors and chemical injection ports.  The turnkey system provides the oil industry with a compact and effective separation system.  The Voraxial’s small footprint, low energy requirements and separation quality coupled with unique filtration equipment for secondary treatment provides the customer with a complete turnkey package that meets the most stringent discharge levels such as OSPAR (North Sea countries <30mg/ltr) and United States 40 CFR435 (<29 mg/ltr).

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

The Voraxial® Separator is a self-contained, non-clogging device that can be powered by an electric motor, diesel engine or by hydraulic power generation.  Further, the Voraxial® Separator’s scalability allows it to be utilized in a variety of industries and to process various amounts of liquid.  The following are the various sizes and the corresponding capacity range:

Product and Capacity Range

Model Number	Diameter Size	Capacity Range Gallons Per Minute

Voraxial®1000	1 inch	3 - 5
Voraxial®2000	2 inches	20 - 70
Voraxial®4000	4 inches	100 - 500
Voraxial®8000	8 inches	1,000 - 3,000

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

Inventory

Other than our Voraxial® Separators, we maintain no inventory of finished parts until we receive a customer order.  We currently have various models of the Voraxial® Separator in inventory, which may include certain models located at third party facilities on a trial basis.

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

Marketing

Management is implementing a comprehensive sales and marketing program to stimulate awareness of the Voraxial® Separator.  Management is developing relationships with oil service companies and representatives to promote the Voraxial to oil industry customers.  We are beginning to see the benefits of this program as interest and opportunity for deployments and revenues are increasing.  We forecast that significant revenues will begin to be realized in 2011.

We also have seen a great benefit from exhibiting at tradeshows.  We have presented the Voraxial® Separator at several prominent trade shows in the past fiscal year.  The Company will exhibit the Voraxial® Separator at additional tradeshows in 2011.

Sources and availability of raw materials

The materials needed to manufacture our Voraxial® Separator have been provided by leading companies in the industry including Motion Industries, MSC, Baldor Electric Co., and John Crane, Inc., among other suppliers.  We do not anticipate any shortage of component parts.

Intellectual property

We currently hold several patents pertaining to the Voraxial® Separator and are continually working on developing other patents.  The Company owns United States Patent #6,248,231 and #5,904,840.  The latest patent, Patent #6,248,231 was registered in 2001 for Apparatus with Voraxial® Separator and Analyzer.  Patent #5,904,840 is for Apparatus for Accurate Centrifugal Separation of Miscible and Immiscible Media, which is for technology invented by our president and sole director, Alberto DiBella, and registered in 1999.  The Company filed for additional patents in 2007 to reflect the upgrades to the Voraxial Separator and 2010 to reflect oil spill recovery applications.  These patents are still pending.

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

Research and development

In our past two fiscal years, we have spent approximately $1,242,967 on product research and development.  The Company has finalized the development of the Voraxial® Separator.  While the Company has finalized the development of the Voraxial Separator, there was an increase in research and development during 2010 due to activity related to the oil spill in the Gulf of Mexico.  We finalized the development of the Submersible Voraxial Separator which enables the operator to separate oil from water in the ocean.  By conducting the separation in the ocean, Management believes that vessels can skim ten times more oil since the amount of water collected in a vessel’s holding tank is reduced by up to 90%.  The collected oil will be discharged into a holding tank while the clean water remains in the ocean.  This differs substantially from the current methods of skimming large volumes of oil/water mixture and then conducting the separation on vessel. Implementing this new method enables the vessels to process significantly more volume of skimmed oil/water mixture, collect more oil, capture a higher concentration of oil and remain in operation longer.  We filed 3 patents related to oil spill recovery.

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

We have incurred operating losses since our inception, and we will continue to incur net losses until we can produce sufficient revenues to cover our costs.  At December 31, 2010, we had an accumulated deficit of $12,615,540 including a net loss of $1,687,814 for the year ended December 31, 2010.  Even if we achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Item 1B.  Unresolved Staff  Comments

    None.

Item 2.  Properties

In September 2010, the Company entered into a one (1) year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309.  The lease is approximately $6,100 per month for the year of the lease.

Item 3.  Legal Proceedings

   None.

Item 4.  (REMOVED AND RESERVED)

PART II.

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the OTC Markets under the symbol “EVTN”.  The bid quotations below are provided by the OTC Markets.  On April 13, 2011, the closing price for our common stock was $0.31.  The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Bid Quotations

Quarter Ended	High	Low

March 31, 2009	$0.50	$0.28
June 30, 2009	$0.55	$0.37
September 30, 2009	$0.45	$0.30
December 31, 2009	$0.47	$0.34

March 31, 2010	$0.54	$0.40
June 30, 2010	$1.04	$0.37
September 30, 2010	$0.89	$0.25
December 31, 2010	$0.38	$0.23

Holders

As of December 31, 2010, there were approximately 800 holders of record of our common stock outstanding.  Our transfer agent is Jersey Transfer & Trust Company, Inc., Post Office Box 36, Verona, New Jersey 07044.

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

Other Stockholders Matters

During the three month period ended March 31, 2010, the Company received $50,000 from an accredited investor that purchased an aggregate of 200,000 shares of the Company’s restricted common stock at $0.25 per share and warrants to purchase 100,000 shares of common stock exercisable at $0.60 per share. The transactions were exempt from registration under Section 4(2) of the Securities Act. The investor received information concerning the Company and had the opportunity to ask questions concerning the viability of the Company. The shares and warrants contain legends restricting their transferability absent registration or applicable exemption.

During the three months ended March 31, 2010, the Company issued an aggregate of 190,000 shares of common stock to two consultants in consideration for consulting services. The shares of common stock were issued under the exemption from registration provided by Section 4(2) of the Securities Act. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this registration statement, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” in this registration statement for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Revenue Recognition

The Company derives its revenue from the sale and short-term rental of the Voraxial Separator. The Company presents revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 605 "Revenue Recognition in Financial Statements". Under Revenue Recognition in Financial Statements, revenue is realized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured.

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

Year ended December 31, 2010 compared to year ended December 31, 2009

Revenue

We continued to focus our efforts and resources to the manufacturing, assembling, marketing and selling of the Voraxial® Separator.  Revenues for the year ended December 31, 2010 increased by $187,911 to $652,437 or approximately 40% from $464,526 for the year ended December 31, 2009.  The increase in revenues corresponds to the increased exposure and awareness of the Voraxial.  We believe the dissemination of data from previously installed Voraxial Separators is creating an increase demand for the Voraxial.  Management believes the increased awareness and deployments will contribute to an increase in 2011 revenues.  Revenues in 2009 and 2010 were a result of sale of the Voraxial Separator and auxiliary parts, lease orders and trials for customers interested in buying the Voraxial Separator.  Management believes the interest for the Voraxial Separator for liquid/liquid, liquid/solid and liquid/liquid/solid separation is increasing in the oil exploration and production industry.

Costs and expenses

Costs and expenses increased by approximately 82% or $989,510 to $2,199,801 for the year ended December 31, 2010 as compared to $1,210,291 for the year ended December 31, 2009.  Our cost and expenses increased due to an increase in general and administrative and research and development expenses as described below.

General and administrative expenses

General and administrative expenses increased by approximately 105% or $743,791 to $1,455,458 for the year ended December 31, 2010 from $711,667 for the year ended December 31, 2009.  The increase was primarily due to an increase in expenditures toward sales and marketing and compensation to consultants and service providers as associated with the oil exploration & production industry and the BP oil spill in the Gulf of Mexico.  The increase was also due to non-cash expenses associated with the issuance of common stock for consulting services of $419,650 and the annotation of deferred stock grants of $171,000 for the year ended December 31, 2010 compared with $160,000 of non-cash expense for consulting service for the year ended December 31, 2009.  We continued to concentrate on marketing the Voraxial Separator during 2010.

Research and development expenses

Research and development expenses increased by 49% or $245,719 to $744,343 for the year ended December 31, 2010 from $498,624 for the year ended December 31, 2009.  The R&D conducted by the Company over the past two years resulted with the Company upgrading the Voraxial Separator and filing additional patents.  As the Voraxial is complete, the R&D is predominantly for activities in the oil and gas industry.  However, the Company spent additional R&D on oil spill recovery as a result of the BP oil spill in the Gulf of Mexico.  The Company filed additional patents in 2010 related to the oil spill recovery market.

Liquidity and capital resources

At December 31, 2010, we had a working capital deficit of $60,908, cash of $442,812 and an accumulated deficit of $12,615,540.  For the year ended December 31, 2010, we had a net loss from operations of $1,687,814.  Operating at a loss for the year negatively impacted our cash position; however, funds received from the private placements completed during 2010 improved our working capital position.

During the year ended December 31, 2010, the Company received net cash from financing activities of approximately $820,000. During the three month period ended March 31, 2010, the Company received $50,000 from an accredited investor that purchased an aggregate of 200,000 shares of the Company’s restricted common stock at $0.25 per share and warrants to purchase 100,000 shares of common stock exercisable at $0.60 per share.  On May 28, 2010, the Company completed a private placement of its securities under which it issued an aggregate of 1,476,000 shares of its common stock and warrants exercisable to purchase 738,000 shares of common stock to 22 accredited investors. The warrants are exercisable for a period of six months from the completion of the private placement at an exercise price of $0.60 per share. The Company received gross proceeds of $369,000 from the sale of the securities.  On July 13, 2010, the Company issued an aggregate of 300,000 shares of its common stock to two investors in consideration of $120,000. On August 10, 2010, the Company completed a private placement of its common stock under which it issued an aggregate of 720,000 shares of its common stock to 8 accredited investors. The Company received gross proceeds of $288,000 from the sale of the common stock. Under the terms of the offering the Company paid commissions and fees of approximately $23,040 to a registered broker dealer.

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

Our registered independent certified public accountants have stated in their report dated April 21, 2011 that we have incurred operating losses in the last two years, and that we are dependent upon the management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern. This statement in the accountants' report may make it more difficult to obtain future financing.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note D to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information not required by smaller reporting company.

Item 8.  Financial Statements and Supplementing Data

The financial statements required by this report are included, commencing on F-1.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2010.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and executive officers

The following sets forth the names and ages of our officers and directors.  Our directors are elected annually by our shareholders, and the officers are appointed annually by our board of directors.

Name	Age	Position

Alberto DiBella	79	President and Director
John A. DiBella	39	Chief Operating Officer and Director

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

John A. DiBella has served as an employee of our Company since January 2002 and a member of the Board of Directors since August 2006.  From 2000 through January 2002 Mr. DiBella provided consulting services to our Company.  Mr. DiBella currently serves as the Company’s Chief Operating Officer.  Mr. DiBella co-founded and served as President of PBCM, a financial management company located in New Jersey from 1997 to 1999. While at PBCM, Mr. DiBella was involved in various consulting services regarding the development of startup companies, including establishing a management team, negotiating partnerships, licensing agreements and investigating merger and acquisition opportunities.  Prior to co-founding PBCM, Mr. DiBella worked in the Equities and Derivatives Department for Donaldson, Lufkin and Jenrette, a NYSE member firm. Mr. DiBella holds a Bachelor of Science Degree in Finance and Economics from Rutgers University.  Mr. DiBella is the nephew of Alberto DiBella.

Board of Directors and Committees

During the year ended December 31, 2010, our board of directors held 8 meetings.

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

Shareholder Communications

Although we do not have a formal policy regarding communications with our board of directors, shareholders may communicate with the board by writing to us at Enviro Voraxial Technology, Inc., 821 N.W. 57th Place, Fort Lauderdale, Florida 33309, Attention: Mr. John DiBella.  Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  These persons are required by SEC regulation to furnish us with copies of these reports they file.To our knowledge, based solely on a review of the copies of reports furnished to us, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with on a timely basis for the period which this report relates, except as follows:

On April 30, 2010 Alberto DiBella and John DiBella each failed to disclose under Form 4 that the Company issued restricted stock grants to acquire 1,300,000 shares of common stock to Alberto DiBella and 1,100,000 shares of common stock to John DiBella.  On June 2, 2010, Alberto DiBella and John DiBella each failed to disclose under Form 4 that the Company issued options to purchase 1,900,000 shares and 2,800,000 shares of our common stock in satisfaction of $693,000 and $1,046,000 accrued salary and expenses payable to Messrs. Alberto DiBella and John DiBella, respectively.

Item 11.	Executive compensation

The table below sets forth compensation for the past two years awarded to, earned by or paid to our chief executive officer and each executive officer whose compensation exceeded $100,000 for the years ended December 31, 2010 and December 31, 2009 (the “Named Executives”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Total ($)

Alberto DiBella	2010	$305,000(6)	--	494,000(4)	--	$799,000
	2009	$305,000(2)	--	--	--	$305,000

John A. DiBella	2010	$305,000(7)	--	418,000(5)	--	$723,000
	2009	$305,000(3)	--	--	--	$305,000

(1)
The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules. These amounts represent awards that are paid in shares of common stock or options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the Named Executive Officers.

(2)
$207,050 was deferred in 2009. On June 2, 2010, Alberto DiBella was issued options to purchase 1,900,000 shares of common stock in satisfaction of $693,000 accrued salary and expenses payable to Mr. DiBella, including salary deferred in 2009. See below for further description of the options.

(3)
$244,000 was deferred in 2009.  On June 2, 2010, John DiBella was issued options to purchase 2,800,000 shares of common stock in satisfaction of $1,046,000 accrued salary and expenses payable to Mr. DiBella, including salary deferred in 2009.  See below for further description of the options.

(4)
Effective April 30, 2010 the Company issued restricted stock grants to acquire 1,300,000 shares of common stock to Alberto DiBella.  The shares are subject to forfeiture as follows: 200,000 shares on April 30, 2011, 300,000 shares on April 30, 2012, 400,000 shares on April 30, 2013 and 400,000 shares on April 30, 2014, in the event that Mr. DiBella is no longer an employee of the Company on such date.

(5)
Effective April 30, 2010 the Company issued restricted stock grants to acquire 1,100,000 shares of common stock to John DiBella.  The shares are subject to forfeiture as follows: 200,000 shares on April 30, 2012, 300,000 shares on April 30, 2013, 400,000 shares on April 30, 2014 and 200,000 shares on April 30, 2015, in the event that Mr. DiBella is no longer an employee of the Company on such date.

(6)	$276,631 paid and remaining amount accrued.
(7)	$128,000 paid and the remaining amount accrued.

Outstanding Equity Awards At 2010 Fiscal Year-End

Listed below is information with respect to unexercised options for each Named Executive as of December 31, 2010.

	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable	($)	Date

Alberto DiBella	1,000,000	--	$0.40	2012
	--	1,900,000(1)	$0.68	2015
John DiBella	2,000,000	--	$0.15	2012
	1,000,000	--	$0.40	2012
	--	2,800,000(1)	$0.68	2015

(1)
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

The following chart reflects the number of stock options we awarded in 2010 to our executive officers and directors.

Name	Number of Options	Exercise Price per Share	Expiration Date

Alberto DiBella	1,900,000	$0.68	1/1/2015
John DiBella	2,800,000	$0.68	1/1/2015

Employment agreements

Neither of our executive officers has a written employment agreement with the Company.  We currently pay our executive officers $305,000 per annum.

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

On June 2, 2010, the Company issued options to purchase 1,900,000 shares and 2,800,000 shares of our common stock in satisfaction of $693,000 and $1,046,000 accrued salary and expenses payable to Messrs. Alberto DiBella and John DiBella, respectively.  The options are exercisable at $0.68 for a three year period commencing on the date such options vest and contain a cashless exercise provision.  Of the options issued to Alberto DiBella, 1,700,000 are exercisable commencing January 30, 2011, 100,000 are exercisable commencing January 30, 2012 and 100,000 are exercisable commencing January 30, 2013.  Of the options issued to John DiBella, 2,600,000 are exercisable commencing on January 30, 2011; 100,000 are exercisable on January 30, 2012; and 100,000 are exercisable commencing January 30, 2013.

Director Compensation

Directors are not compensated by our Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

The table below sets forth information with respect to the beneficial ownership of our securities by:  (1) each person known by us to be the beneficial owner of five percent or more of our outstanding securities, and (2) executive officers and directors, individually and as a group.  Unless otherwise indicated, we believe that the beneficial owner has sole voting and investment power over such shares. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of voting stock shown as beneficially owned by them. Except as indicated by footnote, all shares of common stock underlying derivative securities, if any, that are currently exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding for the purpose of calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group. Percentage of Ownership of our common stock is based on 31,590,497 shares of common stock outstanding as of March 31, 2011. The address of each of the following stockholders, unless otherwise indicated below, is 821 N.W. 57th Place, Fort Lauderdale, Florida 33309.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Ownership

Alberto DiBella	3,605,000(1)	11.7%

John DiBella	5,520,616(2)	16.9%

Robert Weinberg 11338 Clover Leaf Circle Boca Raton, FL 33428	2,345,000(3)	9.2%

Peter Chiappetta 2299 NW 62nd Drive Boca Raton, FL 33487	2,678,380	10.4%

All officers and directors as a group (2 persons)	9,125,616(1)(2)	28.6%

(1)           Includes 10,000 shares of common stock owned by his wife.  Also includes currently exercisable options to purchase 1,000,000 shares of common stock at $0.40 per share.  Excludes 1,900,000 shares of common stock underlying options exercisable at $0.68 per share which options vest in three annual tranches, of which 1,700,000 are exercisable commencing January 30, 2011, 100,000 are exercisable commencing January 30, 2012 and 100,000 are exercisable commencing January 30, 2013.  Includes restricted stock grants of 1,300,000 shares of common stock which vest through 2014, subject to Mr. DiBella’s continued employment with the Company.  The grants are subject to forfeiture as follows:  200,000 shares on April 30, 2011, 300,000 shares on April 30, 2012, 400,000 shares on April 30, 2013 and 400,000 shares on April 30, 2014, in the event he is no longer a full time employee on such dates.

(2)           Includes currently exercisable options to purchase (i) 1,800,000 shares of common stock  at $0.15 per share and (ii) 1,000,000 shares of common stock at $0.40 per share.  Excludes 2,800,000 shares of common stock underlying options exercisable at $0.68 per share which options vest in three annual tranches, of which 2,600,000 are exercisable commencing on January 30, 2011; 100,000 are exercisable on January 30, 2012; and 100,000 are exercisable commencing January 30, 2013.  Includes restricted stock grants of 1,100,000 shares of common stock, which vest through 2015, subject to Mr. DiBella’s continued employment with the Company.  The grants are subject to forfeiture as follows:  200,000 shares on April 30, 2012, 300,000 shares on April 30, 2013, 400,000 shares on April 30, 2014 and 200,000 shares on April 30, 2015, in the event he is no longer a full time employee on such dates.

(3)           Includes 1,200,000 shares of common stock owned by Mr. Weinberg’s wife.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information pertaining to all compensation plans under which equity securities of our company are authorized for issuance as of the end of the most recent fiscal year.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
Equity compensation plans approved by security holders	0	N/A	0

Equity compensation plans not approved by security holders	9,295,000	$0.49	0

Total	9,295,000		0

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Company has no independent directors.

John DiBella, our Chief Operating Officer and a director is the nephew of Alberto DiBella.

PART IV.

Item 14.  Principal Accountant Fees and Services

Year ended December 31, 2010

Audit Fees:   The aggregate fees, including expenses, billed by RBSM, LLP, our current principal accountant in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2010 and for the review of our financial information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 was $19,000.  The aggregate fees billed by Jewett, Schwartz, Wolfe and Associates including expenses in connection with the review of our financial information included in our quarterly reports on Form 10-Q during the fiscal year ending December 31, 2010 was $13,500.

Audit Related Fees:  The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the audit for the year ended December 31, 2010 were $-0-.

Tax Fees:  The aggregate fees, billed by our principal accountant for services reasonably related to tax services during the year ended December 31, 2010 were $-0-.

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant during year 2010 was $-0-.

Year ended December 31, 2009

Audit Fees:   The aggregate fees, including expenses, billed by Jewett, Schwartz, Wolfe & Associates, our principal accountant in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2009 and for the review of our financial information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 was $14,000.  The aggregate fees, including expenses, billed by our principal accountant in connection with the review of our financial information included in our quarterly reports on Form 10-Q during the fiscal year ending December 31, 2009 was $10,000.

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

Item 15.  Exhibits and Financial Data Schedules

(a)           Exhibit No.        Description of Exhibit

2	Plan of Merger (1)
3(i)	Articles of Incorporation (1)
3(ii)	Bylaws (1)
4	Share Certificate (1)
14	Code of Ethics (2)
16.1	Letter of Former Auditor(3)
21	Subsidiaries (1)
31.1	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer
31.2	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

(1) Previously filed on Form 10-SB Registration Statement, as amended.

(2) Previously filed on Form 10-KSB annual report for the year ended December 31, 2003.

(3) Previously filed on Form 8-K current report dated March 7, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on April 20, 2011.

ENVIRO VORAXIAL TECHNOLOGY, INC.

By:  /s/ Alberto DiBella
      Alberto DiBella
      President and Chief Executive Officer
      (Principal Executive Officer and
      Principal Financial Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John DiBella	Chief Operating Officer and Director	April 20, 2011
John DiBella

ENVIRO VOROXIAL TECHNOLOGY, INC. AND SUBSIDIARY

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders and Board of Directors of
 Enviro Voraxial Technology, Inc.

We have audited the accompanying consolidated balance sheet of Enviro Voraxial Technology, Inc and Subsidiary (“the Company”) as of December 31, 2010 and the related statements of operations, shareholder equity (deficit), and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, an audit of its Internal Control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010  and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, NY
April 21, 2011

Report of Independent Registered Public Accounting Firm

To The Shareholders and Board of Directors of

Enviro Voraxial Technology, Inc.

We have audited the accompanying consolidated balance sheet of Enviro Voraxial Technology, Inc and Subsidiary as of December 31, 2009 and the related consolidated statements of operations, changes in shareholders’ deficiency and cash flows for year then end. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enviro Voraxial Technology, Inc and Subsidiary as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

April 12, 2010

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 442,812	$ 59,110
Accounts receivable	277,636	-
Inventory, net	206,563	203,158

Total current assets	927,011	262,268

FIXED ASSETS, NET	158,329	180,946

OTHER ASSETS	13,695	13,695

Total assets	$ 1,099,035	$ 456,909

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 987,083	$ 1,790,598
Current portion of note payable	30,836	30,836

Total current liabilities	197,919	1,821,434

LONG TERM NOTE PAYABLE	41,028	77,556

Total liabilities	1,058,947	1,898,990

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 42,750,000 shares authorized;
31,590,497 and 25,268,994 shares issued and outstanding
as of December 31, 2010 and 2009, respectively	31,591	25,269
Additional paid-in capital	13,479,038	9,473,710
Deferred compensation	(855,000)	(13,333)
Accumulated deficit	(12,615,540)	(10,927,727)

Total shareholders' equity (deficit)	40,088	(1,442,081)

Total liabilities and shareholders' equity (deficit)	$ 1,099,035	$ 456,909

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009

Revenues, net	$ 652,437	$ 464,526

Cost of goods sold	132,657	58,209

Gross profit (loss)	519,780	406,317

Costs and expenses:
General and administrative	1,455,458	711,667
Research and development	744,343	498,624

Total costs and expenses	2,199,801	1,210,291

Loss from operations	(1,680,021)	(803,974)

Other (income) expenses:
Interest income	19	266
Interest expense	(7,812)	(10,779)

Total other expense	(7,793)	(10,513)

NET LOSS	$ (1,687,814)	$ (814,487)

Weighted average number of common shares
outstanding-basic and diluted	27,201,762	25,037,090

Loss per common share - basic and diluted	$ (0.06)	$ (0.03)

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance - December 31, 2008	24,631,494	$ 24,630	$ 9,219,348	$ -	$ (10,113,240)	$ (869,262)

Issuance of common stock at $.40 per share	237,500	239	94,762	-	-	95,001
Issuance of common stock for consulting services	200,000	200	79,800	(26,666)	-	53,334
Amortization of deferred compensation	-	-	-	26,666	-	26,666
Issuance of common stock for consulting services	200,000	200	79,800	(26,666)	-	53,334
Amortization of deferred compensation	-	-	-	13,333	-	13,333

Net loss					(814,487)	(814,487)

Balance - December 31, 2009	25,268,994	$ 25,269	$ 9,473,710	$ (13,333)	$ (10,927,727)	$ (1,442,081)

Issuance of common stock at $.25 per share	200,000	200	49,800	-	-	50,000
Issuance of common stock at $.40 per share	300,000	300	119,700			120,000
Issuance of common stock for consulting services	190,000	190	96,710	-	-	96,900
Issuance of common stock for consulting services	100,000	100	37,900	-	-	38,000
Issuance of common stock for consulting services	250,000	250	139,750	-	-	140,000
Issuance of common stock at $.25 per share	1,476,000	1,476	367,524	-	-	369,000
Issuance of common stock at $.40 per share	720,000	720	287,280	-	-	288,000
Issuance of common stock for legal services	31,877	32	12,718	-	-	12,750
Issuance of common stock for consulting services	300,000	300	131,700	-	-	132,000
Conversion of warrants to common stock	53,626	54	(54)	-	-	-
Issuance of common stock grants	2,700,000	2,700	1,023,300	(855,000)	-	171,000
Issurance on stock options for accrued salaries			1,739,000			1,739,000
Amortization of deferred compensation	-	-	-	13,333	-	13,333
Net loss					(1,687,814)	(1,687,814)

Balance - December 31, 2010	31,590,497	$ 31,591	$ 13,479,038	$ (855,000)	$ (12,615,541)	$ 40,088

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009

Cash Flows From Operating Activities:
Net loss	$ (1,687,814)	$ (814,487)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	22,617	22,648
Deferred compensation	13,333	(13,333)
Issuance of common stock for consulting services	419,650	160,000
Amortization of deferred stock grant	171,000	-
Changes in assets and liabilities:
Accounts receivable	(277,636)	25,000
Inventory	(3,405)	(28,577)
Accounts payable and accrued expenses	935,485	614,510

Net cash used in operating activities	(406,770)	(34,239)

Cash Flows From Financing Activities:
Repayments toward notes payable	(36,528)	(33,561)
Proceeds from sales of common stock	827,000	95,000

Net cash provided by financing activities	790,472	61,439

Net increase in cash and cash equivalents	383,702	27,200

Cash and cash equivalents, beginning of period	59,110	31,910

Cash and cash equivalents, end of period	$ 442,812	$ 59,110

Supplemental Disclosures

Cash paid during the year for interest	$ 7,812	$ 10,779
Cash paid during the year for taxes	$ -	$ -

Non-cash investing and financing activities:

Common stock issued for conversion of
accrued salary	$ 1,739,000	$ -

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE A - ORGANIZATION AND OPERATIONS

Organization

Enviro Voraxial Technology, Inc. (the "Company") is a provider of environmental and industrial separation technology. The Company has developed, and now manufactures and sells its patented technology, the Voraxial(R) Separator, a technology that efficiently separates liquid/liquid, liquid/solid or liquid/liquid/solid fluid streams with distinct specific gravities. Current and potential commercial applications and markets include oil exploration and production, oil refineries, mining, manufacturing, waste-to-energy and food processing industry.

Florida Precision Aerospace, Inc. (FPA) is the wholly-owned subsidiary of the Company and is used to manufacture, assemble and test the Voraxial Separator.

NOTE B - GOING CONCERN

The Company has experienced net losses, has negative cash flows from operating activities, and has to raise capital to sustain operations. There is no assurance that the Company's sales and marketing efforts will be successful enough to achieve a level of revenue sufficient to provide cash inflows to sustain operations; however the Company has begun commercializing the Voraxial and is experiencing an increase in revenues that is forecast to continue in 2011.  The Company will continue to require the infusion of capital until operations become profitable. During the remainder of 2011, the Company anticipates seeking additional capital for growth and the increase in sales of the Voraxial Separator. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Revenue Recognition

The Company derives its revenue from the sale and short-term rental of the Voraxial Separator. The Company presents revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 605 "Revenue Recognition in Financial Statements". Under Revenue Recognition in Financial Statements, revenue is realized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured.

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. There were no agreements with such provisions as of December 31, 2010.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually three to nine months.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at December 31, 2010, approximate their fair value because of their relatively short-term nature.

ASC 820 “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of December 31, 2010.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of December 31, 2010.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of December 31, 2010.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate limits.

Inventory

The Company presents inventory in accordance with ASC 330 “Inventory”.  Inventory consists of components for the Voraxial Separator and is priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of December 31, 2010, there were no such components held by third parties.

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

Net Loss Per Share

The Company follows ASC 260 “Earnings per share” to calculate its net loss per share.  Basic and diluted loss per share has been computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. The warrants and stock options have been excluded from the calculation since they would be anti-dilutive.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Such equity instruments may have a dilutive effect in the future and include the following potential common shares:

Warrants	2,024,982
Stock options	9,295,000
11,319,982

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has no such assets and, therefore, no impairments of long-lived assets were recorded as of December 31, 2010.

NOTE D – RECENT ACCOUNTING PRONOUNCEMENT

In May 2010, the FASB issued ASC 855, Subsequent Events, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. ASC 855 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, ASC 855 requires disclosure of the date through which subsequent events were evaluated. These requirements are effective for interim and annual periods after June 15, 2010. We adopted these requirements for the year ended December 31, 2010, and have evaluated subsequent events through                              .

In August 2010, the FASB issued ASU 2010-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

In September 2010, the FASB has published ASU No. 2010-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent).

This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2010. Early application is permitted. The adoption of this standard did not have an impact on the Company’s financial position and results of operations.

NOTE E - FIXED ASSETS

Fixed assets as of December 31 consists of:
	2010	2009
Machinery and equipment	$495,372	$ 495,372
Furniture and fixtures	14,498	14,498
Autos and Trucks	5,294	5,294
Total	515,164	515,164
Less: accumulated depreciation	(356,835)	(334,218)
Fixed Assets, net	$158,329	$ 180,946

Depreciation expense amounted to $22,617 and $22,648 for the years ended December 31, 2010 and 2009 respectively.

NOTE F  – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Significant components of accounts payable and accrued expenses at December 31, 2010 and 2009 consist of:

	2010	2009

Trade payables	$116,498	$150,321
Accrued officers’ compensation	306,585	1,629,655
Customer deposits	564,000	10,622

	$987,083	$1,790,598

NOTE G – NOTES PAYABLE

	2010	2009
Notes payable to finance companies, due in monthly installments of $3,695, including principal and interest at prime plus .25% collateralized by certain equipment	$77,556	$ 108,392

Less current portion	(30,836)	(30,836)
Long term debt	$41,020	$ 77,556

The Company has recorded interest expense of $7,812 and $10,779 for the years ended December 31, 2010 and 2009.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Payments of long term debt over the next three years are due as follows:

Year Ending

2011	$30,836
2012	30,836
2013	15,884
Thereafter
$77,556

NOTE H - RELATED PARTY TRANSACTIONS

For the year ended December 31, 2010, the Company incurred consulting expenses from its chief executive officer of the Company of $305,000. Of these amounts, $276,631 has been paid for the year ended December 31, 2010. The unpaid balance has been included in accrued expenses.

For the year ended December 31, 2010, the Company incurred salary expenses from the vice president of the Company of $305,000. Of these amounts, $128,000has been paid for the year ended December 31, 2010. The unpaid balance has been included in accrued expenses.

NOTE I - CAPITAL TRANSACTIONS

Common stock

During the three month period ended March 31, 2010, the Company received $50,000 from three accredited investors that purchased an aggregate of 200,000 shares of the Company’s restricted common stock at $0.25 per share and warrants to purchase 100,000 shares of common stock exercisable at $0.60 per share. The transactions were exempt from registration under Section 4(2) of the Securities Act. The investors received information concerning the Company and had the opportunity to ask questions concerning the viability of the Company. The shares and warrants contain legends restricting their transferability absent registration or applicable exemption.

During the three months ended March 31, 2010, the Company issued an aggregate of 190,000 shares of common stock to two consultants in consideration for consulting services.   The shares were valued at $.51 per share, for a total of $96,900.  The shares of common stock were issued under the exemption from registration provided by Section 4(2) of the Securities Act. The shares issued contain a legend restricting their transferability absent registration or applicable exemption

Effective April 30, 2010, the Company issued restricted stock grants to acquire an aggregate of 2,700,000 shares of restricted common stock to employees and consultants, including grants to acquire 1,300,000 shares of common stock to Alberto DiBella and 1,100,000 shares of common stock to John DiBella. The shares subject to the grants to Alberto DiBella are subject to forfeiture as follows: 200,000 shares on April 30, 2011, 300,000 shares on April 30, 2012, 400,000 shares on April 30, 2013 and 400,000 shares on April 30, 2014, in the event Alberto DiBella is no longer a full time employee on such dates. The shares subject to the grants to John DiBella are subject to forfeiture as follows: 200,000 shares on April 30, 2012, 300,000

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

shares on April 30, 2013, 400,000 shares on April 30, 2014 and 200,000 shares on April 30, 2015, in the event John DiBella is no longer a full time employee on such dates.  The remaining 300,000 stock grants are subject to forfeiture as follows:  100,000 shares on April 30, 2012, 100,000 shares on April 30, 2013, 100,000 shares on April 30, 2014.  The stock grants were valued at $.38 per share and are amortized over the term of the stock grant.  The securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. The securities may not be transferred absent registration or applicable exemption.

Effective April 30, 2010, the Company issued a stock grant of 100,000 shares of common stock to a consultant for services provided to the Company. The grant was valued at $.38 per share and was immediately vested.  The securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. The securities may not be transferred absent registration or applicable exemption.

Effective May 13, 2010, the Company issued an aggregate of 250,000 shares of common stock to two service providers in consideration of services provided. The securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. The securities may not be transferred absent registration or applicable exemption.

On May 28, 2010, the Company completed a private placement of its securities under which it issued an aggregate of 1,476,000 shares of its common stock and warrants exercisable to purchase 738,000 shares of common stock to 22 accredited investors. The warrants are exercisable for a period of six months from the completion of the private placement at an exercise price of $0.60 per share. The Company received gross proceeds of $399,000 from the sale of the securities. No commissions were paid in connection with the private placement. The securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. The securities may not be transferred absent registration or applicable exemption.

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Warrants

In October 2010, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 1,033,333 shares of common stock issued in 2002 for a period of one year. The warrants now expire in October 2011. The purchase price of these warrants are $1.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Information with respect to warrants outstanding and exercisable at December 31, 2010 is as follows:

	Number Outstanding	Range of Exercise Price	Number Exercisable

Balance, December 31, 2008	5,438,715	$1.38	5,430,715
Issued	118,750	$0.60	118,75 0
Expired	--	--	--
Balance, December 31, 2009	5,557,465	$1.36	5,557,465
Issued	872,900	$0.60	872,900
Exercised	(530,500)	(0)	(530,500)
Expired	(3,756,133)	--	(3,756,133)
Balance, December 31, 2010	2,024,982	$0.83	2,024,982

The following table summarizes information about the stock options outstanding at December  31, 2010:

Exercise Price	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price

$0.30	45,000.10		$0.30	45,000	$0.30
0.77	200,000.75		0.77	200,000	0.77
0.15	2,000,000	2.00	0.15	2,000,000	0.15
0.40	2,350,000	1.00	.40	2,350,000	0.40
$0.68	4,700,000	2.5	$0.68	0	$0.68
	9,295,000			4,595,000

Information with respect to options outstanding and exercisable at December 31, 2010 is as follows:

	Number Outstanding	Range of Exercise Price	Number Exercisable

Balance, December 31, 2008	4,675,000	$0.15 - $1.00	4,675,000
Issued	0	0	0
Expired	(0)	(0)	(0)
Balance, December 31, 2009	4,675,000	$0.15 - $1.00	4,675,000
Issued	4,700,000	$.68	0
Exercised	(0)	(0)	(0)
Expired	(80,000)	$0.71 - $1.00	(80,000)
Balance, December 31, 2010	9,295,000	$0.15 - $1.00	4,595,000

NOTE J - COMMITMENTS AND CONTINGENCIES

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Operating Lease

The Company leases office and warehouse space in Ft. Lauderdale, Florida under a business lease agreement for a one-year term ending in September 2010. The Company has extended the lease for an additional twelve months, with the option to cancel the lease with 3 months notice.

NOTE K - MAJOR CUSTOMERS

For the year ended December 31, 2010, two customers accounted for approximately 76.2% of revenues and 86.4% of the total outstanding accounts receivable.   For the year ended December 31, 2009, three customers accounted for approximately 93.9% of revenues.

Major customer concentrations as of and for the year ended December 31, 2010 are as follows:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

A	$400,000	61.3%	$240,000	86.4%
B	$97,000	14.9%	$-	-%

Major customer concentrations as of and for the year ended December 31, 2010 are as follows:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

C	$321,317	68.2%	$-	- %
D	$69,773	14.8%	$-	- %
E	$51,145	10.9%	$-	- %

NOTE L – INCOME TAX

At December 31, 2010 we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an approximate expected rate of 40.5%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has be established at December 31, 2010.

The significant components of the deferred tax asset at December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Current Deferred benefit	$503,000	$597,750
	503,000	597,750
Valuation allowance	(503,000)	(597,750)
(Benefit) provision for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2010	2009

Combined statutory income tax rate	40.5%	40.5%

Valuation allowance	(40.5)%	40.5%
Effective tax rate	-	-

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The effects of temporary differences that gave rise to deferred tax assets are as follows:

	December 31,
	2010	2008

Net operating loss carry-forward	$1,974,000	$$1,471,000
Valuation allowance	(1,974,000)	(1,471,000)

Deferred income tax asset	$-	$-

The Company has made a 100% valuation allowance of the deferred income tax asset at December 31, 2010, as it is not expected that the deferred tax assets will be realized. The Company has a net operating loss carryforward of $4,875,000 available to offset future taxable income through 2030.