Form 10-Q
period 2011-03-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2011-05-20
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

_____________________________________
(Former Name, former address and former fiscal year, if changed since last Report.)

Check mark whether the Issuer (1) has filed all reports  required to be filed by Section 13 or 15 (d) of the  Securities  Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing  requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☐  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                Accelerated filer ☐

Non-accelerated filer   ☐  (Do not check if a smaller reporting company)                        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 1, 2011, we had 31,590,498 shares of our Common Stock outstanding.

PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1. Financial Statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 271,744	$ 442,812
Accounts receivable	549,500	277,636
Inventory, net	543,939	206,563

Total current assets	1,365,183	927,011

FIXED ASSETS, NET	152,675	158,329

OTHER ASSETS	13,695	13,695

Total assets	$ 1,531,553	$ 1,099,035

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 1,315,738	$ 987,083
Current portion of note payable	39,756	30,836

Total current liabilities	1,355,494	1,017,919

LONG TERM NOTE PAYABLE	22,482	41,027

Total liabilities	1,377,976	1,058,946

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $.001 par value, 42,750,000 shares authorized;
31,590,497 shared issued and outstanding as of March 31, 2011
and December 31, 2010	31,591	31,591
Additional paid-in capital	13,479,038	13,479,038
Deferred compensation	(640,511)	(855,000)
Accumulated deficit	(12,716,541)	(12,615,540)

Total shareholders' equity	153,577	40,089

Total liabilities and shareholders' equity	$ 1,531,553	$ 1,099,035

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (unaudited)

	Three Months Ended March 31,
	2011	2010

Revenues, net	$ 723,855	$ 39,000

Cost of goods sold	245,847	-

Gross profit	478,008	39,000

Costs and expenses:
General and administrative	462,040	122,769
Research and development	115,509	110,988

Total costs and expenses	577,549	233,757

Loss from operations	(99,541)	(194,757)

Other (income) expenses:
Interest income	0	6
Interest expense	(1,459)	(2,241)

Total other expense	(1,459)	(2,235)

NET LOSS	$ (101,000)	$ (196,992)

Weighted average number of common shares
outstanding-basic and diluted	31,590,497	25,507,883

Loss per common share - basic and diluted	$ (0)	$ (0.01)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Unaudited)

			Additional
	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance - January 1, 2011	31,590,497	$ 31,591	$ 13,479,038	$ (855,000)	$ (12,615,540)	$ 40,089

Amortization of deffered compensation	-	-	-	214,488	-	214,488

Net loss	-	-	-	-	(101,000)	(101,000)

Balance - March 31, 2011	31,590,497	$ 31,591	$ 13,479,038	$ (640,512)	$ (12,716,540)	$ 153,577

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2011	2010

Cash Flows From Operating Activities:
Net loss	$ (101,000)	$ (196,992)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	5,654	5,662
Deferred compensation	214,489	13,333
Changes in assets and liabilities:
Accounts receivable	(271,864)	-
Inventory	(337,376)	(12,648)
Accounts payable and accrued expenses	328,655	83,061

Net cash used in operating activities	(161,442)	(107,584)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Repayments toward notes payable	(9,626)	(8,844)
Proceeds from sales of common stock	-	112,500

Net cash (used in) provided by financing activities	(9,626)	103,656

Net (decrease) in cash and cash equivalents	(171,068)	(3,928)

Cash and cash equivalents, beginning of period	442,812	59,110

Cash and cash equivalents, end of period	$ 271,744	$ 55,182

Supplemental Disclosures

Cash paid during the year for interest	$ 1,459	$ 2,241
Cash paid during the year for taxes	$ -	$ -

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

(unaudited)

NOTE A - ORGANIZATION AND OPERATIONS

Organization

Enviro Voraxial Technology, Inc. (the “Company”) is a provider of environmental and industrial separation technology. The Company has developed and now manufactures and sells its patented technology, the Voraxial(R) Separator, a technology that efficiently separates liquid/liquid, liquid/solid or liquid/liquid/solid fluid streams with distinct specific gravities. Current and potential commercial applications and markets include oil exploration and production, oil refineries, mining, manufacturing, waste-to-energy and food processing industry.

Florida Precision Aerospace, Inc. (FPA) is the wholly-owned subsidiary of the Company and is used to manufacture, assemble and test the Voraxial Separator.

NOTE B - GOING CONCERN

The Company has experienced net losses, has negative cash flows from operating activities, and has to raise capital to sustain operations. There is no assurance that the Company's sales and marketing efforts will be successful enough to achieve a level of revenue sufficient to provide cash inflows to sustain operations; however the Company has begun commercializing the Voraxial and is experiencing an increase in revenues that is forecast to continue throughout 2011.  The Company will continue to require the infusion of capital until operations become profitable.  During the remainder of 2011, the Company anticipates seeking additional capital for growth and increasing sales of the Voraxial Separator. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-K for the year ended December 31, 2010 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of March 31, 2011 and the related operating results and cash flows for the interim

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

(unaudited)

period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

Revenue Recognition

The Company derives its revenue from the sale and short-term rental of the Voraxial Separator. The Company presents revenue in accordance with FASB new codification of “Revenue Recognition in Financial Statements”. Under Revenue Recognition in Financial Statements, revenue is realized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured.

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. There were no agreements with such provisions as of March 31, 2011.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually three to nine months.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at March 31, 2011, approximate their fair value because of their relatively short-term nature.

“Disclosures about Fair Value of Financial Instruments,” requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

(unaudited)

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of March 31, 2011.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of March 31, 2011.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of March 31, 2011.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate limits.

Inventory

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

(unaudited)

in the inventory of the Company. As of March 31, 2011, there were no such components held by third parties.

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

Such equity instruments may have a dilutive effect in the future and include the following potential common shares:

Warrants	2,024,982
Stock options	9,250,000
11,274,982

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

(unaudited)

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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure-only provisions of ASC Topic 718 formerly SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which was released in December 2002 as an amendment of ASC Topic 718 formerly SFAS No. 123. The Company currently accounts for stock-based compensation under the fair value method using the Black-Scholes option pricing model as indicated in Note H.

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has no such assets and, therefore, no impairments of long-lived assets were recorded as of March 31, 2011.

NOTE D – RECENT ACCOUNTING PRONOUNCEMENT

In May 2010, the FASB issued ASC 855, Subsequent Events, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. ASC 855 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, ASC 855 requires disclosure of the date through which subsequent events were evaluated. These requirements are effective for

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

(unaudited)

interim and annual periods after June 15, 2010. We adopted these requirements for the year ended December 31, 2010, and have evaluated subsequent events up to May 19, 2011.

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

(unaudited)

NOTE E - FIXED ASSETS

Fixed assets as of March 31, 2011 and December 31, 2010 consists of:

	March 31, 2011	December 31, 2010
	(Unaudited)
Machinery and equipment	$495,372	$ 495,372
Furniture and fixtures	14,498	14,498
Autos and Trucks	5,294	5,294
Total	515,164	515,164
Less: accumulated depreciation	(362,489)	(356,835)
Fixed Assets, net	$152,675	$ 158,329

Depreciation expense amounted to $5,654 and $5,662 for the three months ended March 31, 2011 and 2010 respectively.

NOTE F – NOTES PAYABLE

Notes payable as of March 31, 2011 and December 31, 2010 consist of:

	March 31, 2011	December 31, 2010
	(Unaudited)
Notes payable to finance companies, due in monthly installments of $3,695, including principal and interest at prime plus .25% collateralized by certain equipment	$62,238	$77,556

Less current portion	(39,756)	(30,836)
Long term debt	$22,482	$41,020

The Company has recorded interest expense of $1,459 and $2,241 for the three months ended March 31, 2011 and 2010, respectively.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

(unaudited)

NOTE G - RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2011, the Company incurred consulting expenses from its Chief Executive Officer of the Company of $76,250. Of these amounts, $25,500 has been paid for the three months ended March 31, 2011. As of March 31, 2011, a balance of $50,750 is owed to the chief executive officer. The unpaid balance has been included in accrued expenses.

For the three months ended March 31, 2011, the Company incurred salary expenses from the Chief Operating Office of the Company of $76,250. Of these amounts, $25,500 has been paid for the three months ended March 31, 2011. As of March 31, 2011, a balance of $50,750 is owed to the chief operating officer. The unpaid balance has been included in accrued expenses.

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

During the three months ended March 31, 2010, the Company issued an aggregate of 190,000 shares of common stock to two consultants in consideration for consulting services.   The shares were valued at $0.51 per share, for a total of $96,900.  The shares of common stock were issued

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

(unaudited)

under the exemption from registration provided by Section 4(2) of the Securities Act. The shares issued contain a legend restricting their transferability absent registration or applicable exemption

Warrants

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

Information with respect to warrants outstanding and exercisable at March 31, 2011 is as follows:

	Number Outstanding	Range of Exercise Price	Number Exercisable

Balance, January 1, 2011	2,024,982	$0.83	2,024,982
Issued	-	-	-
Exercised	-	-	-
Expired	-	--	-
Balance, March 31, 2011	2,024,982	$0.83	2,024,982

The following table summarizes information about the stock options outstanding at March 31, 2011:

Exercise Price	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2011	Weighted Average Exercise Price

$0.77	200,000.75		$0.77	200,000	$0.77
$0.15	2,000,000	2.00	$0.15	2,000,000	$0.15
$0.40	2,350,000	1.00	$0.40	2,350,000	$0.40
$0.68	4,700,000	2.5	$0.68	4,300,000	$0.68
	9,250,000			8,850,000

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

(unaudited)

	Number Outstanding	Range of Exercise Price	Number Exercisable

Balance, January 1, 2011	9,295,000	$0.15 - $1.00	4,595,000
Issued	-	-	4,300,000
Exercised	0	0	0
Expired	(45,000)	$0.30	(45,000)
Balance, March 31, 2011	9,250,000	$0.83	8,850,000

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Forward-Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto.  The following discussion contains forward-looking statements.  Enviro Voraxial Technology, Inc. is referred to herein as “the Company”, “we” or “our.”  The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements”.  Such statements include those concerning our expected financial performance, our corporate strategy and operational plans.  Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties.  Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.  Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Application of Critical Accounting Policies

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Certain accounting policies have a significant impact on amounts reported in the financial statements.  A summary of these significant accounting policies can be found in Note C to the Company’s financial statements in the Company’s 2010 Annual Report on Form 10-K.  The Company has not adopted any significant new policies during the quarter ended March 31, 2011.

Among the significant judgments made in preparation of the Company’s financial statements are the determination of the allowance for doubtful accounts and adjustments of inventory valuations.  These adjustments are made each quarter in the ordinary course of accounting.

Overview

Enviro Voraxial Technology, Inc. (the “Company”) was incorporated in Idaho on October 19, 1964, under the name Idaho Silver, Inc.  In May of 1996, we entered into an agreement and plan of reorganization with Florida Precision Aerospace, Inc., a privately held Florida corporation (“FPA”), and its shareholders.  FPA was incorporated on February 26, 1993. We believe we are emerging as a potential leader in the rapidly growing environmental and industrial separation industries.  The Company has developed, manufactures and sells its patented Voraxial® Separator (“Voraxial® Separator” or “Voraxial®”), a proprietary technology that efficiently separates large volumes of liquid/liquid, liquid/solids or liquid/liquid/solids fluid mixtures with distinct specific gravities.  Management believes this superior separation quality is achieved in real-time, and in much greater volumes, with a more compact, cost effective and energy efficient machine than any comparable product on the market today.  Management believes the Voraxial fills a void in the market; specifically a real-time separation device that separates a large volume of liquids with a small footprints and without the need of a pressure drop.  We believe the need for such a separation device overlaps many markets.

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

Results of Operations for the Three Months ended March 31, 2011 and 2010:

Revenue

Our revenues increased by $684,855 or approximately 1756% to $723,855 for the three months ended March 31, 2011 as compared to $39,000 for the three months ended March 31, 2010.  The increase in revenues reflects a growing demand of our Voraxial Separators in the oil exploration and production markets.  We believe the demand for the Voraxial continues to increase as the Company anticipates achieving greater revenue growth in 2011 than in 2010.  Our first quarter revenues have surpassed our fiscal year 2010 revenues.  We continue to believe the markets for the Voraxial® Separator are developing as companies with high volume water separation problems are becoming aware of the Voraxial.  Interest and request for proposals for applications in other markets are also increasing, specifically from the bio-fuel, oil reclamation, and mining.  This may result in more revenue generating opportunities for the Company from various market segments.  These markets include mining and oil industry, specifically the oil spill, produced water, deckwater drainage, refinery and tar sands markets.  The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in increasing revenues in 2011.

The Company is currently working on numerous opportunities with customers for refinery, oil spill and produced water applications.  We believe some of these opportunities will result in purchase orders in fiscal year 2011 and 2012.  The projects include the Voraxial 2000 Separator, Voraxial 4000 Separator, and multiple versions of the Voraxial Separator Skid.  We are in discussions to sign representative agreements with oil service companies to promote the Voraxial.  The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in increasing revenues.

Cost of Goods

Our cost of goods increased to $245,847 for the three months ended March 31, 2011 as compared to $0 for the three months ended March 31, 2010.  This increase is due to the increase in sales during the three months ended March 31, 2011.  Our cost of goods continues to be reviewed by management in an effort to obtain the best available pricing while maintaining high quality standards.

Research and Development Expenses

Research and Development expenses increased by $4,521 or approximately 4% to $115,509 for the three months ended March 31, 2011, as compared to $110,988 for the previous three months ended March 31, 2010.  As the Company has finalized the development of the Voraxial Separator, research and development expenses have remained constant.

General and Administrative Expenses

General and Administrative expenses increased by $339,271 or approximately 276% to $462,040 for the three months ended March 31, 2011 from $122,769 for the three months ended March 31, 2010.  Our G&A expenses increased due to the increased sales and marketing activity in the oil exploration and production industry.  We also review, evaluate and pursue opportunities in other industries.

Liquidity and Capital Resources:

Cash at March 31, 2011 was $271,744.  Working capital at March 31, 2011 was $9,689 as compared to a working capital deficit at December 31, 2010 of $90,908.

At March 31, 2011, the Company had an accumulated deficit of $12,716,541. We anticipate generating positive cash flow from the Voraxial Separator by the end of 2011.  To the extent such revenues and corresponding cash flows do not materialize, we will require infusion of capital to sustain our operations.  We cannot be assured that we will generate revenues or that the level of any future revenues will be self-sustaining.  The Company has funded working capital requirements and intends to fund current working capital requirements through third party financing, including the private placement of securities. We cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.  If the Company is unable to obtain adequate financing, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities.

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

Item 4.  Controls and Procedures

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2011.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2011 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees.

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

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

 Smaller reporting companies are not required to provide the information required by this item.

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

DATED:  May 19, 2011