Form 10-Q
period 2011-06-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2011-08-22
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

(954) 958-9968
(Issuer's telephone number)

________________________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 22 2011, the Company had 31,590,497 shares of our Common Stock outstanding.

PART I.	CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 153,315	$ 442,812
Accounts receivable	607,500	277,636
Inventory, net	468,228	206,563

Total current assets	1,229,043	927,011

FIXED ASSETS, NET	147,020	158,329

OTHER ASSETS	13,695	13,695

Total assets	$ 1,389,758	$ 1,099,035

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 787,290	$ 423,083
Customer deposits	270,610	564,000
Current portion of note payable	41,476	30,836

Total current liabilities	1,099,376	1,017,919

LONG TERM NOTE PAYABLE	10,930	41,028

Total liabilities	1,110,306	1,058,947

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value, 42,750,000 shares authorized;
31,590,497 shared issued and outstanding as of June 30, 2011	31,591	31,591
Additional paid-in capital	13,479,038	13,479,038
Deferred compensation	(554,378)	(764,805)
Accumulated deficit	(12,676,799)	(12,705,736)

Total shareholders' equity	279,452	40,088

Total liabilities and shareholders' equity	$ 1,389,758	$ 1,099,035

The accompanying notes are an integral part of the consolidated financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues, net	$ 699,415	$ 77,401	$ 1,423,270	$ 116,401

Cost of goods sold	239,123	17,048	484,970	17,048

Gross profit (loss)	460,292	60,353	938,300	99,353

Costs and expenses:
General and administrative	249,531	215,688	498,131	325,124
Non-cash consulting expense	86,133	229,966	209,707	243,299
Research and development	81,924	244,756	197,433	355,744

Total costs and expenses	417,588	690,410	905,271	858,868

Income (Loss) from operations	42,704	(630,057)	33,029	(759,515)

Other (income) expenses:
Interest income	-	-	-	6
Interest expense	(1,912)	(2,052)	(3,372)	(4,293)

Total other expense	(1,912)	(2,052)	(3,372)	(4,287)

Net Income (Loss)	$ 40,792	$ (632,109)	$ 29,657	$ (763,802)

Weighted average number of common shares
outstanding-basic and diluted	27,201,762	26,533,104	27,201,762	26,023,325

Loss per common share - basic and diluted	$ (0.00)	$ (0.02)	$ 0.00	$ (0.03)

The accompanying notes are an integral part of the consolidated financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010

Cash Flows From Operating Activities:
Net Gain (Loss)	$ 29,657	$ (829,101)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	11,309	11,324
Deferred compensation	209,707	78,632
Issuance of common stock for consulting services	-	178,000
Changes in assets and liabilities:
Accounts receivable	(329,864)	(19,500)
Inventory	(261,665)	(12,648)
Accounts payable and accrued expenses	70,817	278,527

Net cash used in operating activities	(270,039)	(314,766)

Cash Flows From Financing Activities:
Repayments toward notes payable	(19,458)	(17,878)
Proceeds from sales of common stock	-	419,000

Net cash (used) provided by financing activities	(19,458)	401,122

Net increase (decrease) in cash and cash equivalents	(289,497)	86,356

Cash and cash equivalents, beginning of period	442,812	59,110

Cash and cash equivalents, end of period	$ 153,315	$ 145,466

Supplemental Disclosures

Cash paid during the year for interest	$ 3,371	$ 4,293
Cash paid during the year for taxes	$ -	$ -

Non-cash investing and financing activities:

Common stock issued for conversion of
accrued salary	$ -	$ 1,739,000

The accompanying notes are an integral part of the consolidated financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

The Company is a provider of environmental and industrial separation technology. The Company has developed and now manufactures and sells its patented technology, the Voraxial(R) Separator, a technology that efficiently separates liquid/liquid, liquid/solid or liquid/liquid/solid fluid streams with distinct specific gravities. Current and potential commercial applications and markets include oil exploration and production, oil refineries, mining, manufacturing, waste-to-energy and food processing industry.

FPA is the wholly-owned subsidiary of the Company and is used to manufacture, assemble and test the Voraxial Separator.

NOTE B - GOING CONCERN

The Company has experienced net losses, has negative cash flows from operating activities, and has to raise capital to sustain operations. There is no assurance that the Company's sales and marketing efforts will be successful enough to achieve a level of revenue sufficient to provide cash inflows to sustain operations. These conditions create uncertainties as to the Company’s ability to continue as a going concern; however the Company has begun commercializing the Voraxial and is experiencing an increase in revenues that is forecast to continue throughout 2011.  The Company will continue to require the infusion of capital until operations become profitable.  During the remainder of 2011, the Company anticipates seeking additional capital for growth and increasing sales of the Voraxial Separator. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

(unaudited)

read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-K for the year ended December 31, 2010 as filed with the SEC. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of June 30, 2011 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured.

Revenues that are generated from sales of equipment are typically recognized upon shipment, which is the title passes to the customer, upon shipment. The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually three to nine months. As of the quarter ended June 30, 2011 the Company did not recognized any revenue related to short term rental of equipment.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable,  accounts payable and accrued expenses approximate their fair value because of their relatively short-term nature.

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

(unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate limits.

Inventory

Inventory, which primarily consists of finish goods and components used in the Company’s products, is stated at the lower of cost of market using the first-in first-out (FIFO) method.

Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of June 30, 2011, there were no such components held by third parties.

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
11,274,982

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

(unaudited)

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

The Company and its subsidiary file separate federal tax returns. Certain tax years are subject to examination by the Internal Revenue Service and certain state taxing authorities. The Company does not believe there would be any material adjustment upon such examination.

Research and Development Expenses

Research and development costs, which includes travel expenses, consulting fees, subcontractors and salaries are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses.

NOTE D – RECENT ACCOUNTING PRONOUNCEMENT

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE G - RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2011, the Company incurred consulting expenses to  its Chief Executive Officer of the Company of $76,250. Of these amounts, $32,000 has been paid for the six months ended June 30, 2011. As of June 30, 2011, a balance of $95,000 is owed to the chief executive officer. The unpaid balance has been included in accrued expenses.

For the six months ended June 30, 2011, the Company incurred salary expenses from the Chief Operating Office of the Company of $76,250. Of these amounts, none has been paid for the six months ended June 30, 2011. As of June 30, 2011, a balance of $127,000 is owed to the chief operating officer. The unpaid balance has been included in accrued expenses.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

(unaudited)

NOTE H - CAPITAL TRANSACTIONS

Common stock

During the six month period ended June 30, 2010, the Company sold an aggregate of 200,000 shares of common stock at and warrants to purchase 100,000 shares of common stock for $50,000, $0.25 per share, to three investors.  Warrants are exercisable at $0.60, per share for a period of 1 year.

During the six months ended June 30, 2010, the Company issued an aggregate of 190,000 shares of common stock to two consultants in consideration for services.   The shares were valued using the trading price on the date of issuance, which was $.51 per share, for a total of $96,900.

Warrants

In October 2010, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 1,033,333 shares of common stock issued in 2002 for a period of one year. The extended warrants expire in October 2011.  The purchase price of these warrants ranged from $1.00 - $1.25, per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

(unaudited)

 NOTE J - SUBSEQUENT EVENTS

On July 28, 2011, the Company issued 400,000 share certificates, which included one share of common stock at $.25 per share and one 0.5 attached warrant exercisable at $.60.  The total proceeds received was $100,000.

On July 28, 2011, the Company entered into a consulting agreement with a company and an individual.  300,000 shares are to be issued for services rendered in conjunction with said Agreement.

On July 28, 2011, the Company entered into an Agreement with a company to provide financial advisory services.  In conjunction with the said agreement, 75,000 shares of restricted common stock will be issued.

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

Application of Critical Accounting Policies

The Company’s consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Certain accounting policies have a significant impact on amounts reported in the financial statements.  A summary of these significant accounting policies can be found in Note C to the Company’s financial statements in the Company’s 2010 Annual Report on Form 10-K.  The Company has not adopted any significant new policies during the quarter ended June 30, 2011.

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

Results of Operations for the Three Months ended June 30, 2011 and 2010:

Revenue

Our revenues increased to $699,415 or approximately 804% for the three months ended June 30, 2011 as compared to $77,401 for the three months ended June 30, 2010.  The increase in revenues reflects a growing demand of our Voraxial Separators, specifically in the oil exploration and production markets.  Our customers include Fortune 100 companies, national oil companies and smaller entities as well.  We believe the demand for the Voraxial will continue to increase in 2011 and 2012 as the Company is receiving a higher volume of inquires and request for proposals.  We continue to believe the markets for the Voraxial® Separator are developing as companies with high volume water separation problems are becoming aware of the Voraxial.  Interest and request for proposals for applications in other markets are also increasing, specifically from the bio-fuel, oil reclamation, mining and oil spill.  This may result in more revenue generating opportunities for the Company from various market segments.  The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in continuing increasing revenues in 2011 and 2012.

The Company is currently working on numerous opportunities with customers for refinery, oil spill and produced water applications.  We believe some of these opportunities will result in additional purchase orders in fiscal year 2011 and 2012.  The projects include the Voraxial 2000 Separator, Voraxial 4000 Separator, Voraxial 8000 Separator and multiple versions of the Voraxial Separator Skid.  We are in discussions to sign representative agreements with oil service companies to promote the Voraxial.  The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in increasing revenues.

Cost of Goods

Our cost of goods increased to $239,123 for the three months ended June 30, 2011 as compared to $17,048 for the three months ended June 30, 2010.  This increase is due to the increase in sales during the three months ended June 30, 2011.  Our cost of goods continues to be reviewed by management in an effort to obtain the best available pricing while maintaining high quality standards.

Research and Development Expenses

Research and Development expenses decreased by $162,832 or approximately 66% to $81,924 for the three months ended June 30, 2011, as compared to $244,756 for the previous three months ended June 30, 2010.  The Company experienced a greater R&D expense in 2010 due to the oil spill resulted from the failed British Petroleum platform in the Gulf of Mexico.  As the Company has finalized the development of the Voraxial Separator, research and development expenses have decreased.  R&D expense this quarter was related to the $1.4 million Wendy Schmidt Oil Cleanup X CHALLENGE. We manufactured and shipped the Voraxial 8000 Oil Spill Recovery System to OHMSETT, The National Oil Spill Response Research & Renewable Energy Test Facility – in Leonardo, NJ, USA, to compete in this competition. EVTN is among the last 10 companies that have reached the final phase of the competition from more than 350 original contenders. The X PRIZE Foundation, the leading nonprofit organization solving the world’s Grand Challenges through creating and managing large-scale, global incentivized competitions, developed this X CHALLENGE to inspire entrepreneurs, engineers and scientist worldwide to develop innovative, rapidly deployable and highly efficient methods of capturing crude oil from the ocean surface.

General and Administrative Expenses

General and Administrative expenses decreased by $2,699 or approximately less than 1% to $377,656 for the three months ended June 30, 2011 from $380,355 for the three months ended June 30, 2010.  Our G&A expenses decreased due to the concerted efforts of our sales and marketing activity in the oil exploration and production industry.

Net Income

As a result of the increase in revenue above, Net Income (Loss) increased $607,462 to a Net Income of $42,704 for the three months ended June 30, 2011.

Results of Operations for the Six Months ended June 30, 2011 and 2010:

Revenue

Our revenues increased by 1100% to $1,423,270 for the six months ended June 30, 2011 as compared to $116,401 for the six months ended June 30, 2010.  The increase in revenues reflects a growing demand of our Voraxial Separators, specifically in the oil exploration and production markets.  Our customers include Fortune 100 companies, national oil companies and smaller entities as well.  We believe the demand for the Voraxial will continue to increase in 2011 and 2012 as the Company is receiving a higher volume of inquires and request for proposals.  We continue to believe the markets for the Voraxial® Separator are developing as companies with high volume water separation problems are becoming aware of the Voraxial.  Interest and request for proposals for applications in other markets are also increasing, specifically from the bio-fuel, oil reclamation, mining and oil spill.  This may result in more revenue generating opportunities for the Company from various market segments.  The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in continuing increasing revenues in 2011 and 2012.

Cost of Goods

Our cost of goods increased to $484,970 for the six months ended June 30, 2011 as compared to $17,048 for the six months ended June 30, 2010.  This increase is due to the increase in sales during the six months ended June 30, 2011.  Our cost of goods continues to be reviewed by management to guarantee the best available pricing while maintaining high quality standards.

Research and Development Expenses

Research and development expenses decreased by $158,311 or approximately 44% to $197,433 for the six months ended June 30, 2011, as compared to $355,744 for the six months ended June 30, 2010.  The Company experienced a greater R&D expense in 2010 due to the oil spill resulted from the failed British Petroleum platform in the Gulf of Mexico.  As the Company has finalized the development of the Voraxial Separator, research and development expenses have decreased.  R&D expense this quarter was related to the $1.4 million Wendy Schmidt Oil Cleanup X CHALLENGE. We manufactured and shipped the Voraxial 8000 Oil Spill Recovery System to OHMSETT, The National Oil Spill Response Research & Renewable Energy Test Facility – in Leonardo, NJ, USA, to compete in this competition. EVTN is among the last 10 companies that have reached the final phase of the competition from more than 350 original contenders. The X PRIZE Foundation, the leading nonprofit organization solving the world’s Grand Challenges through creating and managing large-scale, global incentivized competitions, developed this X CHALLENGE to inspire entrepreneurs, engineers and scientist worldwide to develop innovative, rapidly deployable and highly efficient methods of capturing crude oil from the ocean surface.

General and Administrative Expenses

General and administrative expenses increased by $336,572 or approximately 67% to $839,696 for the six months ended June 30, 2011 from $503,124 for the six months ended June 30, 2010.  The increase was primarily due to the increased expenses associated with the marketing of the Voraxial Separator.

Net Income (Loss)

As a result of the increase in revenue above, Net Income increased $858,758 to a Net Income of $75,733 for the six months ended June 30, 2011.

Liquidity and Capital Resources:

Cash at June 30, 2011 was $153,315.  Working capital at June 30, 2011 was $130,716 as compared to a working capital deficit at December 31, 2010 of $ 90,908.

At June 30, 2011, the Company had an accumulated deficit of $12,717,742. We anticipate generating positive cash flow from the Voraxial Separator by the end of 2011.  To the extent such revenues and corresponding cash flows do not materialize, we will require infusion of capital to sustain our operations.  We cannot be assured that we will generate revenues or that the level of any future revenues will be self-sustaining.  The Company has funded working capital requirements and intends to fund current working capital requirements through third party financing, including the private placement of securities. We cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.  If the Company is unable to obtain adequate financing, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2011.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2011 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees.

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

PART II  OTHER INFORMATION

Item 1.	Legal Proceedings

      None.

Item 1A.	Risk Factors

      Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      None.

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	(Removed)

Item 5.	Other Information

      None.

Item 6.	Exhibits

   Exhibits required by Item 601 of Regulation S-K

31.1	Form 302 Certification of Chief Executive Officer

31.2	Form 302 Certification of Principal Financial Officer

32.1	Form 906 Certification of Chief Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* To be filed by within the earlier of 30 days from the due date or filing date of this report pursuant to the grace period provided for the filing of the first interactive data exhibit.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

Enviro Voraxial Technology, Inc.

By: /s/ Alberto DiBella
   Alberto DiBella
   Chief Executive Officer and
   Principal Financial Officer

DATED:  May 19, 2011