Form 10-Q/A
period 2011-06-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2011-09-15
CIK 1043894

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 23 2011, the Company had 32,365,497 shares of our Common Stock outstanding.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Enviro Voraxial Technology, Inc., for the quarter ended June 30, 2011, originally filed with the Securities and Exchange Commission (“SEC”) on August 22, 2011 (the “Original Filing”). We are in part filing the Amendment because our auditors have advised us that at the time of the Original Filing they had not completed their review of the financial statements. The Company has restated deferred compensation.  As a result of these restatements to our financial statements for the three months and six months ended June 30, 2011, we are filing the Amendment to reflect the changes to our financial statements necessitated by these restatements.

Please see Note F to the financial statements included in the Amendment for the most significant change from the Original Filing.
Furthermore, the Amendment provides Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment includes updated certifications from the Registrant’s Chief Executive Officer and Chief Financial Officer.

PART I.	CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$ 153,315	$ 442,812
Accounts receivable	607,500	277,636
Inventory	468,228	206,563

Total current assets	1,229,043	927,011

FIXED ASSETS, NET	147,020	158,329

OTHER ASSETS	13,695	13,695

Total assets	$ 1,389,758	$ 1,099,035

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 787,290	$ 423,083
Customer deposits	270,610	564,000
Current portion of note payable	41,476	30,836

Total current liabilities	1,099,376	1,017,919

LONG TERM NOTE PAYABLE	10,930	41,028

Total liabilities	1,110,306	1,058,947

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value, 42,750,000 shares authorized;
31,590,497 shared issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	31,591	31,591
Additional paid-in capital	13,479,038	13,479,038
Deferred compensation	(568,909)	(764,805)
Accumulated deficit	(12,662,268)	(12,705,736)

Total shareholders' equity	279,452	40,088

Total liabilities and shareholders' equity	$ 1,389,758	$ 1,099,035

The accompanying notes are an integral part of the consolidated financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$ 699,415	$ 77,401	$ 1,423,270	$ 116,401

Cost of goods sold	239,123	17,048	484,970	17,048

Gross profit	460,292	60,353	938,300	99,353

Costs and expenses:
General and administrative	249,531	215,688	498,131	325,124
Stock based compensation	97,948	229,966	195,896	243,299
Research and development	81,924	244,756	197,433	355,744

Total costs and expenses	429,403	690,410	891,490	924,167

Income (Loss) from operations	30,889	(630,057)	46,840	(824,814)

Other expenses:
Interest expense	(1,912)	(2,052)	(3,372)	(4,287)

Total other expense	(1,912)	(2,052)	(3,372)	(4,287)

Net Income (Loss)	$ 28,977	$ (632,109)	$ 43,468	$ (829,101)

Weighted average number of common shares
outstanding-basic and diluted	27,201,762	26,533,104	27,201,762	26,023,325

Loss per common share - basic and diluted	$ (*)	$ (0.02)	$ *	$ (0.03)

* Less than $0.01, per share

The accompanying notes are an integral part of the consolidated financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010

Cash Flows From Operating Activities:
Net Income (loss)	$ 43,468	$ (829,101)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Depreciation	11,309	11,324
Stock-based compensation	195,896	256,632
Changes in assets and liabilities:
Accounts receivable	(329,864)	(19,500)
Inventory	(261,665)	(12,648)
Accounts payable and accrued expenses	70,817	278,527

Net cash used in operating activities	(270,039)	(314,766)

Cash Flows From Financing Activities:
Repayments toward notes payable	(19,458)	(17,878)
Proceeds from sales of common stock	-	419,000

Net cash (used in ) provided by financing activities	(19,458)	401,122

Net increase (decrease) in cash and cash equivalents	(289,497)	86,356

Cash and cash equivalents, beginning of period	442,812	59,110

Cash and cash equivalents, end of period	$ 153,315	$ 145,466

Supplemental Disclosures

Cash paid during the year for interest	$ 3,371	$ 4,293

Non-cash investing and financing activities:

Common stock issued for conversion of
accrued salary	$ -	$ 1,739,000

The accompanying notes are an integral part of the consolidated financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

(unaudited)

NOTE A - ORGANIZATION AND OPERATIONS

Organization

Enviro Voraxial Technology, Inc. (the “Company”) was incorporated in Idaho on October 19, 1964, under the name Idaho Silver, Inc. In May of 1996, the Company entered into an agreement and plan of reorganization with Florida Precision Aerospace, Inc., a privately held Florida corporation (“FPA”), and its shareholders. FPA was incorporated on February 26, 1993.

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

Revenues that are generated from sales of equipment are typically recognized upon shipment, which is when the title passes to the customer. The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually three to nine months. As of the quarter ended June 30, 2011 the Company did not recognize any revenue related to short term rental of equipment.

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

Inventory

Inventory, which primarily consists of finish goods and components used in the Company’s products, is stated at the lower of cost or market using the first-in first-out (FIFO) method.

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

Stock-Based Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and others based on the fair values of the shares on the date of the grant. Common stock equivalents are valued using the Black-Scholes Option-Pricing Model using the market price of our common stock on the date of valuation, an expected dividend yield of zero, the  remaining period or maturity date of the common stock equivalent and the expected volatility of our common stock. Stock-based compensation is amortized over the service period.

NOTE D – RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE E - RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2011, the Company incurred consulting expenses to  its chief executive officer of the Company $76,250, of which $32,000 has been paid during the six months ended June 30, 2011. As of June 30, 2011, $95,000 is owed to the chief executive officer and has been included in accounts payable and accrued expenses.

For the six months ended June 30, 2011, the Company incurred salary expenses to its chief operating officer of  $76,250, of which none has been paid during the six months ended June 30, 2011. As of June 30, 2011, $127,000 is owed to the chief operating officer and has been included in accounts payable and accrued expenses.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

(unaudited)

NOTE F - CAPITAL TRANSACTIONS

Common stock

During the six month period ended June 30, 2010, the Company sold an aggregate of 200,000 shares of common stock and warrants to purchase an aggregate of 100,000 shares of common stock for $50,000, $0.25, per share, to three investors.  The warrants are exercisable at $0.60, per share, for a period of one year from the date of issuance.

During the six months ended June 30, 2010, the Company issued an aggregate of 190,000 shares of common stock to two consultants in consideration for marketing services.   The shares were valued using the fair value of the shares on the date of issuance, of $.51 per share, for a total of $96,900.

Effective April 30, 2010, the Company issued an aggregate of 2,700,000 shares of common stock to employees and a consultant for an aggregate of $1,026,000, $.38, per share, including 1,600,000 shares to officers. These shares are subject to forfeiture if the employees and consultant are no longer with the Company, as follows:

January 31, 2012	2,700,000
January 31, 2013	1,800,000
January 31, 2015	900,000

As of April 1, 2011, the Company discovered an error in the amortization of the stock based compensation and, as a result has restated deferred compensation to $666,857, an increase of $26,346, as of March 31, 2011 (and to $764,805, a decrease of $90,195 as of December 31, 2010).

For the three and six months ended June 30, 2010, the effect on net loss was as follows:

	Three Months	Six Months
As originally reported	($566,810)	($763,802)
Adjustment	(65,299)	(65,299)
As restated	($632,109)	($829,101)

For the year ended December 31, 2010, the effect on net loss was as follows:

As originally reported	($1,687,814)
Adjustment	(90,195)
As restated	($1,778,009)

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

(unaudited)
NOTE G - INCOME TAXES

As of June 30, 2011, management has evaluated and concluded that there are no significant uncertain tax positions required recognition in the Company's consolidated financial statements.

NOTE H - SUBSEQUENT EVENTS

On July 28, 2011, the Company sold 400,000 shares of common stock and warrants to purchase 200,000 shares of common stock, exercisable at $.60 per share, for total proceeds of $100,000.

On July 28, 2011, the Company entered into a consulting agreement with a company and an individual in exchange for 300,000 shares of common stock.

On July 28, 2011, the Company entered into an Agreement with a company to provide financial advisory services in exchange for 75,000 shares of restricted common stock.

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

Among the significant judgments made in preparation of the Company’s financial statements are the determination of the allowance for receivables and inventory.

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

Research and Development Expenses

Research and Development expenses decreased by $162,832 or approximately 66% to $81,924 for the three months ended June 30, 2011, as compared to $244,756 for the comparable three months ended June 30, 2010.  The Company experienced a greater R&D expense in 2010 due to the oil spill resulted from the failed British Petroleum platform in the Gulf of Mexico.  As the Company has finalized the development of the Voraxial Separator, research and development expenses have decreased.  R&D expense this quarter was related to the $1.4 million Wendy Schmidt Oil Cleanup X CHALLENGE. We manufactured and shipped the Voraxial 8000 Oil Spill Recovery System to OHMSETT, The National Oil Spill Response Research & Renewable Energy Test Facility – in Leonardo, NJ, USA, to compete in this competition. EVTN is among the last 10 companies that have reached the final phase of the competition from more than 350 original contenders. The X PRIZE Foundation, the leading nonprofit organization solving the world’s Grand Challenges through creating and managing large-scale, global incentivized competitions, developed this X CHALLENGE to inspire entrepreneurs, engineers and scientist worldwide to develop innovative, rapidly deployable and highly efficient methods of capturing crude oil from the ocean surface.

General and Administrative Expenses

General and Administrative expenses, in combination with stock based compensation, decreased by $98,175 or approximately 22% to $347,479 for the three months ended June 30, 2011 from $445,654 for the three months ended June 30, 2010.  Our G&A expenses decreased due to the concerted efforts of our sales and marketing activity in the oil exploration and production industry.

Net Income

As a result of the increase in revenue, net income increased  to $28,977 for the three months ended June 30, 2011 as compared to a net loss of $632,109 for the three months ended June 30, 2010.

Results of Operations for the Six Months ended June 30, 2011 and 2010:

Revenue

Our revenues increased by 1100% to $1,423,270 for the six months ended June 30, 2011 as compared to $116,401 for the six months ended June 30, 2010.  The increase in revenues reflects a growing demand of our Voraxial Separators, specifically in the oil exploration and production markets.  Our customers include Fortune 100 companies, national oil companies and smaller entities as well.  We believe the demand for the Voraxial will continue to increase in 2011 and 2012 as the Company is receiving a higher volume of inquiries and request for proposals.  We continue to believe the markets for the Voraxial® Separator are developing as companies with high volume water separation problems are becoming aware of the Voraxial.  Interest and request for proposals for applications in other markets are also increasing, specifically from the bio-fuel, oil reclamation, mining and oil spill.  This may result in more revenue generating opportunities for the Company from various market segments.  The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in continuing increasing revenues in 2011 and 2012.

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

General and Administrative Expenses

General and administrative expenses, in combination with stock based compensation, increased by $125,604 or approximately 22% to $694,027 for the six months ended June 30, 2011 from $568,423 for the six months ended June 30, 2010.  The increase was primarily due to the increased expenses associated with the marketing of the Voraxial Separator.

Net Income (Loss)

As a result of the increase in revenue, net income increased  to $43,468 for the six months ended June 30, 2011, as compared to a net loss of $829,101 for the six months ended June 30, 2010.

Liquidity and Capital Resources:

Cash at June 30, 2011 was $153,315.  Working capital at June 30, 2011 was $129,667 as compared to a working capital deficit at December 31, 2010 of $ 90,908.

At June 30, 2011, the Company had an accumulated deficit of $12,662,268. We anticipate generating positive cash flow from the Voraxial Separator by the end of 2011.  To the extent such revenues and corresponding cash flows do not materialize, we will require infusion of capital to sustain our operations.  We cannot be assured that we will generate revenues or that the level of any future revenues will be self-sustaining.  The Company has funded working capital requirements and intends to fund current working capital requirements through third party financing, including the private placement of securities. We cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.  If the Company is unable to obtain adequate financing, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities.

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

PART II  OTHER INFORMATION

Item 1.	Legal Proceedings

      None.

Item 1A.	Risk Factors

      Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      None.

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	(Removed)

Item 5.	Other Information

      None.

Item 6.	Exhibits

   Exhibits required by Item 601 of Regulation S-K

31.1	Form 302 Certification of Chief Executive Officer
31.2	Form 302 Certification of Principal Financial Officer
32.1	Form 906 Certification of Chief Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

Enviro Voraxial Technology, Inc.

By: /s/ Alberto DiBella
   Alberto DiBella
   Chief Executive Officer and
   Principal Financial Officer

DATED:  September 14, 2011