Form 10-Q
period 2011-09-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2011-11-21
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________

Commission File Number: 0-30454

Enviro Voraxial Technology, Inc.
(Exact name of Small Business Issuer as specified in its Charter)

IDAHO	82-0266517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

821 NW 57th Place, Fort Lauderdale, Florida 33309
(Address of principal executive offices)

(954) 958-9968
(Issuer's telephone number)

_________________________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 18, 2011,  the Company had 32,765,497 shares of our common stock outstanding.

PART I.	CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 72,580	$ 442,812
Accounts receivable	570,000	277,636
Inventory	632,819	206,563

Total current assets	1,275,399	927,011

FIXED ASSETS, NET	141,366	158,329

OTHER ASSETS	13,695	13,695

Total assets	$ 1,430,460	$ 1,099,035

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 1,097,167	$ 423,083
Customer deposits	247,160	564,000
Current portion of note payable	42,364	30,836

Total current liabilities	1,386,691	1,017,919

LONG TERM NOTE PAYABLE	0	41,028

Total liabilities	1,386,691	1,058,947

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value, 42,750,000 shares authorized;
32,765,497 and 31,590,497 shares issued and outstanding as of
September 30, 2011 and December 31, 2010	32,766	31,591
Additional paid-in capital	13,771,613	13,479,038
Deferred compensation	(542,211)	(764,805)
Accumulated deficit	(13,218,399)	(12,705,736)

Total shareholders' equity	43,769	40,088

Total liabilities and shareholders' equity	$ 1,430,460	$ 1,099,035

The accompanying notes are an integral part of the consolidated financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$ 245,450	$ 69,000	$ 1,668,720	$ 185,401

Cost of goods sold	69,645	-	554,615	17,048

Gross profit	175,805	69,000	1,114,105	168,353

Costs and expenses:
General and administrative	474,352	450,881	949,985	610,254
Stock based compensation	97,948	97,948	316,344	506,997
Research and development	158,592	218,464	356,025	574,208

Total costs and expenses	730,892	767,293	1,622,354	1,691,459

Loss from operations	(555,087)	(698,293)	(508,249)	(1,523,106)

Other expenses:
Interest expense	(1,043)	(1,858)	(4,414)	(6,145)

Total other expense	(1,043)	(1,858)	(4,414)	(6,145)

Net Income (Loss)	$ (556,130)	$ (700,151)	$ (512,663)	$ (1,529,251)

Weighted average number of common shares outstanding-basic and diluted	32,135,651	27,998,455	31,772,950	26,586,379

Loss per common share - basic and diluted	$ (0.02)	$ (0.02)	$ (0.02)	$ (0.02)

The accompanying notes are an integral part of the consolidated financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash Flows From Operating Activities:
Net loss	$ (512,663)	$ (1,529,251)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	16,963	16,986
Stock-based compensation	316,344	506,997
Bad debt	270,000	0
Changes in assets and liabilities:
Accounts receivable	(562,364)	(19,500)
Inventory	(426,256)	(12,648)
Accounts payable and accrued expenses	357,244	352,521

Net cash used in operating activities	(540,732)	(684,895)

Cash Flows From Financing Activities:
Repayments toward notes payable	(29,500)	(27,104)
Proceeds from sales of common stock	200,000	827,000

Net cash provided by financing activities	170,500	799,896

Net increase (decrease) in cash and cash equivalents	(370,232)	115,001

Cash and cash equivalents, beginning of period	442,812	59,110

Cash and cash equivalents, end of period	$ 72,580	$ 174,111

Supplemental Disclosures

Cash paid during the year for interest	$ 4,414	$ 6,151
Cash paid during the year for taxes	$ -	$ -

Non-cash investing and financing activities:

Common stock issued for conversion of
accrued salary	$ -	$ 1,739,000

The accompanying notes are an integral part of the consolidated financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-K for the year ended December 31, 2010 as filed with the SEC. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of September 30, 2011 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

Revenues that are generated from sales of equipment are typically recognized upon shipment, which is when the title passes to the customer. The Company recognizes revenue from the short term rental of equipment ratably over the life of the agreement, which is usually three to nine months. For the nine months ended September 30, 2011 the Company recognized $10,500 of revenue related to short term rental of equipment.

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate limits.

Accounts Receivable

Accounts receivable are reported at net realizable value. The company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2011 and December 31, 2010, the provision for doubtful accounts was $270,000 and $0, respectively.

Inventory

Inventory, which primarily consists of finish goods and components used in the Company’s products, is stated at the lower of cost of market using the first-in first-out (FIFO) method.

Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of September 30, 2011, there were no such components held by third parties.

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

Such equity instruments may have a dilutive effect in the future and include the following potential common shares:

Warrants	2,424,982
Stock options	9,250,000
11,674,982

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

NOTE E - RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2011, the Company incurred consulting expenses to its chief executive officer of $228,750, of which $72,500 has been paid during the nine months ended September 30, 2011. As of September 30, 2011,  $156,250 was owed to the chief executive officer and has been included in accounts payable and accrued expenses.

For the nine months ended September 30, 2011, the Company incurred salary expenses to its chief operating officer of $228,750, of which $25,500 has been paid during the nine months ended September 30, 2011. As of September 30, 2011, $203,250 is owed to the chief operating officer and has been included in accounts payable and accrued expenses.

NOTE F - CAPITAL TRANSACTIONS

Common Stock

During the nine months ended September 30, 2011, the Company sold an aggregate of 800,000 shares of common stock and warrants to purchase an aggregate of 400,000 shares of common stock for $200,000, $0.25, per share, to five  investors. The warrants are exercisable at $0.60, per share, for a period of one year from the date of issuance.

During the nine months ended September 30, 2011, the Company issued an aggregate of 375,000 shares of common stock to two consultants and an individual in consideration for marketing services. The shares were valued using the fair value of the shares on the date of issuance, of $.25 per share, for a total of $93,750.

During the nine months ended September 30, 2010, the Company issued an aggregate of 190,000 shares of common stock to two consultants in consideration for marketing services.  The shares were valued using the fair value of the shares on the date of issuance, of $.51 per share, for a total of $96,900.

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

As of April 1, 2011, the Company discovered an error in the amortization of the stock based compensation and, as a result has restated deferred compensation to $666,857, an increase of $26,346, as of March 31, 2011 (and to $764,805, a decrease of $90,195 as of December 31, 2010).

For the three and nine months ended September 30, 2010, the effect on net loss was as follows:

	Three Months	Nine Months

As originally reported	($602,203)	($1,366,004)
Adjustment	(97,948)	(163,247)
As restated	($700,151)	($1,529,251)

For the year ended December 31, 2010, the effect on net loss was as follows:

As originally reported	($1,687,814)
Adjustment	(90,195)
As restated	($1,778,009)

NOTE G - INCOME TAXES

As of September 30, 2011, management has evaluated and concluded that there are no significant uncertain tax positions required recognition in the Company’s consolidated financial statements.

NOTE H - SUBSEQUENT EVENTS

The Company sold and shipped equipment to an oil exploration and production company and received approximately $500,000.  The revenues will be reflected in the fourth quarter.

Effective November 14, 2011, the Company issued options to Alberto Di Bella and John A. Di Bella to each purchase 1,900,000 shares of restricted common stock, respectively. The options are exercisable at $0.20 per share for a period of five years from vesting date.  The options were issued in satisfaction of accrued salary and expenses payable in the approximate amounts of $253,250 each.

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

Application of Critical Accounting Policies

The Company’s consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Certain accounting policies have a significant impact on amounts reported in the financial statements.  A summary of these significant accounting policies can be found in Note C to the Company’s financial statements in the Company’s 2010 Annual Report on Form 10-K.  The Company has not adopted any significant new policies during the quarter ended September 30, 2011.

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

Results of Operations for the Three Months ended September 30, 2011 and 2010:

Revenue

Our revenues increased to $245,450 or approximately 256% for the three months ended September 30, 2011 as compared to $69,000 for the three months ended September 30, 2010.  The increase in revenues reflects a growing demand of our Voraxial Separators, specifically in the oil exploration and production markets.  Our customers include Fortune 100 companies, national oil companies and smaller entities as well, such as Occidental Petroleum Corporation and Petroleum of Venezuela (PDVSA).  We experienced lower income in this quarter as compared to previous 2 quarters however this is a result of timing in concluding purchase orders and shipping to customers.  We believe the demand and revenues for the Voraxial will continue to increase in 2011 and 2012 as the Company is receiving a higher volume of inquiries and request for proposals.  We continue to believe the markets for the Voraxial® Separator are developing as companies with high volume water separation problems are becoming aware of the Voraxial.  Interest and request for proposals for applications in other markets are also increasing, specifically from the bio-fuel, oil reclamation, mining and oil spill.  This may result in more revenue generating opportunities for the Company from various market segments.  The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in continuing increasing revenues in 2011 and 2012.

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

Cost of Goods

Our cost of goods increased to $69,645 for the three months ended September 30, 2011 as compared to $0 for the three months ended September 30, 2010.  This increase is due to the increase in sales during the three months ended September 30, 2011.  Our cost of goods continues to be reviewed by management in an effort to obtain the best available pricing while maintaining high quality standards.

Research and Development Expenses

Research and Development expenses decreased by $59,872 or approximately 27% to $158,592 for the three months ended September 30, 2011, as compared to $218,464 for the comparable three months ended September 30, 2010.  The Company experienced a greater R&D expense in 2010 due to the oil spill resulted from the failed British Petroleum platform in the Gulf of Mexico.  As the Company has finalized the development of the Voraxial Separator, research and development expenses have decreased.  R&D expense this quarter was primarily related to the $1.4 million Wendy Schmidt Oil Cleanup X CHALLENGE. We manufactured and shipped the Voraxial 8000 Oil Spill Recovery System to OHMSETT, The National Oil Spill Response Research & Renewable Energy Test Facility – in Leonardo, NJ, USA, to compete in this competition. EVTN’s Voraxial Separator was ranked among the top 10 technologies out of more than 350 worldwide technologies.

General and Administrative Expenses

General and Administrative expenses, in combination with stock based compensation, decreased by $23,471 or approximately 4% to $572,300 for the three months ended September 30, 2011 from $548,829 for the three months ended September 30, 2010.  Our G&A expenses decreased due to the concerted efforts of our sales and marketing activity in the oil exploration and production industry.

Results of Operations for the Nine Months ended September 30, 2011 and 2010:

Revenue

Our revenues increased by 800% to $1,668,720 for the nine months ended September 30, 2011 as compared to $185,401 for the nine months ended September 30, 2010.  The increase in revenues reflects a growing demand of our Voraxial Separators, specifically in the oil exploration and production markets.  Our customers include Fortune 100 companies, national oil companies and smaller entities as well.  We experienced lower income in this quarter as compared to previous 2 quarters however this is a result of timing in concluding purchase orders and shipping to customers.  We believe the demand and revenues for the Voraxial will continue to increase in 2011 and 2012 as the Company is receiving a higher volume of inquiries and request for proposals.  We continue to believe the markets for the Voraxial® Separator are developing as companies with high volume water separation problems are becoming aware of the Voraxial.  Interest and request for proposals for applications in other markets are also increasing, specifically from the bio-fuel, oil reclamation, mining and oil spill.  This may result in more revenue generating opportunities for the Company from various market segments.  The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in continuing increasing revenues in 2011 and 2012.

Cost of Goods

Our cost of goods increased to $554,615 for the nine months ended September 30, 2011 as compared to $17,048 for the nine months ended September 30, 2010.  This increase is due to the increase in sales during the nine months ended September 30, 2011.  Our cost of goods continues to be reviewed by management to guarantee the best available pricing while maintaining high quality standards.

Research and Development Expenses

Research and development expenses decreased by $218,183 or approximately 38% to $356,025 for the nine months ended September 30, 2011, as compared to $574,208 for the nine months ended September 30, 2010.  The Company experienced a greater R&D expense in 2010 due to the oil spill resulted from the failed British Petroleum platform in the Gulf of Mexico.  As the Company has finalized the development of the Voraxial Separator, research and development expenses have decreased.  R&D expense this quarter was related to the $1.4 million Wendy Schmidt Oil Cleanup X CHALLENGE. We manufactured and shipped the Voraxial 8000 Oil Spill Recovery System to OHMSETT, The National Oil Spill Response Research & Renewable Energy Test Facility – in Leonardo, NJ, USA, to compete in this competition. EVTN’s Voraxial Separator was ranked among the top 10 technologies out of more than 350 worldwide technologies.

General and Administrative Expenses

General and administrative expenses, in combination with stock based compensation, increased by $149,078 or approximately 13% to $1,266,329 for the nine months ended September 30, 2011 from $1,117,251 for the nine months ended September 30, 2010.  The increase was primarily due to the increased expenses associated with the marketing of the Voraxial Separator.

Liquidity and Capital Resources:

Cash at September 30, 2011 was $72,580.  Working capital deficit at September 30, 2011 was $111,292 as compared to a working capital deficit at December 31, 2010 of $90,908.

At September 30, 2011, the Company had an accumulated deficit of $13,218,399.  To the extent such revenues and corresponding cash flows do not materialize, we will require infusion of capital to sustain our operations.  We cannot be assured that we will generate revenues or that the level of any future revenues will be self-sustaining.  The Company has funded working capital requirements and intends to fund current working capital requirements through third party financing, including the private placement of securities. We cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.  If the Company is unable to obtain adequate financing, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2011 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees.

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

      During the period covered by this report the Company issued the securities below pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.  The securities contain a legend restricting their transferability, absent registration or applicable exemption. All securities holders had access to current information about the Company and had the opportunity to ask questions about the Company. .

[DISCLOSE ISSUANCES DURNG THE QUARTER – TAKE FROM FINAL FOOTNOTES]

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

Enviro Voraxial Technology, Inc.

By: /s/ John DiBella
   John DiBella
   Chief Executive Officer and
   Principal Financial Officer

DATED:  November 21, 2011