Form 10-K
period 2011-12-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2012-04-16
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Yes  ☒ No ☐

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

Large accelerated filer  ☐       Accelerated filer ☐

Non-accelerated filer  (Do not check if a smaller reporting company)  ☐   Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)
Yes ☐   No ☒

The aggregate market value of the Company's voting stock held by non-affiliates as of June 30, 2011 was approximately $8,530,799.10 based on the average closing bid and asked prices of such stock on that date as quoted on the Over the-Counter Bulletin Board ($0.30).

There were 33,114,497 shares of common stock outstanding as of April 11, 2012.

PART I.

Item 1.	Business

Our History

Enviro Voraxial Technology, Inc. (the “Company”) was incorporated in Idaho on October 19, 1964, under the name Idaho Silver, Inc. In May of 1996, we entered into an agreement and plan of reorganization with Florida Precision Aerospace, Inc., a privately held Florida corporation (“FPA”), and its shareholders. FPA was incorporated on February 26, 1993.

General

We believe we are emerging as a potential leader in the rapidly growing environmental and industrial separation industries. The Company has developed, patented and manufactures the Voraxial® Separator (“Voraxial® Separator” or “Voraxial®”), a proprietary technology that efficiently separates large volumes of liquid/liquid, liquid/solids or liquid/liquid/solids fluid mixtures with distinct specific gravities. Management believes this superior separation quality is achieved in real-time, and in much greater volumes, with a more compact, cost effective and energy efficient machine than any comparable product on the market today. Management believes the Voraxial fills a void in the market; specifically a real-time separation device that separates a large volume of liquids with a small footprint and without the need of a pressure drop. We believe the need for such a separation device overlaps many markets.  These benefits result in significant cost savings to the customer, both acquisition and operating cost.

The Voraxial is capable of processing volumes as low as 3 gallons per minute as well as volumes over 5,000 gallons per minute with only one moving part. The Company believes that the Voraxial® technology can help protect the environment and its natural resources while simultaneously making numerous industries more productive and cost effective.

The size and efficiency advantages provided by the Voraxial® Separator to the end-user have provided us with a variety of market opportunities. We believe separation of contaminants from water is needed in virtually every industry, either in the manufacturing or production side of the business or in purifying the wastewater prior to discharge. Because of the advantages the Voraxial Separator offers the end user, the Voraxial can be used in many different markets.  This allows the Company to pursue its core market, oil and gas exploration and production, while responding and selling product to customers in other markets, such as oil spill, mining, and municipal wastewater, among others.. The Company is focusing its sales activity in the oil & gas exploration and production market, which also includes the tar sands, Frac water, oil refineries and production facilities, both offshore and onshore applications.

We have generated limited revenues to date partially due to the time required to educate the market of a new separation method, partially because of insufficient funds to adequately market our product; and the time needed to secure and complete initial projects. However with the dissemination of the data from the initial successful projects, demand for the Voraxial has increased. This increased interest and demand for the Voraxial is translating into increasing revenues as revenues continue to increase year-over-year. Fiscal year 2011 has been our highest revenue generating year to date as revenues in 2011 increased by approximately 225% as compared to 2010. We believe that this revenue growth will continue in 2012 and 2013.  Net loss for year ended 2011 decreased to $1,044,289.

We are receiving inquiries from customers in various industries. Even though customers from various industries can utilize the Voraxial, we are currently focused on developing market channels to penetrate the oil and gas exploration and production market and more specifically, the produced water market. The Company believes that revenues from this industry will continue to increase in 2012 and beyond.  We have completed multiple projects to date with the Voraxial® Separators (both offshore platforms and onshore production facilities) including units to PDVSA, Occidental, BP, Transocean, Tetra Technologies, ConocoPhillips, Repsol, OMV, Uranium One, the Alaska Department of Environmental Conservation, the US Navy, and Cameco. We are in dialogue with other companies to conduct similar projects in 2012 and 2013.

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

In 2011, our Voraxial Technology was selected as one of 10 finalists from among 350 international contenders for the $1.4 Million Wendy Schmidt Oil Cleanup X CHALLENGE. The 10 finalists included a diverse group of domestic and international companies, some with decades of oil spill response experience. Even though we did not ultimately win the X Prize, we came away with an even stronger conviction that the Voraxial represents the highest performance oil/water separation technology available for oil spill cleanup applications. We are now pursuing opportunities within the oil spill industry that was directly related to the exposure received by the X CHALLENGE.

Due to the exposure from the various petroleum industry related trade shows and the initial sales, trials and demonstrations conducted over the past several years, the Company is now in discussions with various oil companies for purchase of units and to conduct additional trials. The Company is also in discussion with several oil service companies interested in developing a relationship with the company to market the Voraxial® Separator within the industry. We anticipate that some of these opportunities will materialize in 2012 and 2013.

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

The advantages of the Voraxial include:

-	High volume / small footprint
-	No Pressure Drop requirement – acts as a pump
-	High G force
-	Treats a wide range of flows, even slugging flows
-	Handles fluctuation in flow rates without any adjustments
-	Handles fluctuation in contaminates without any adjustments
-	Separation of 2 or 3 components simultaneously
-	Non-clogging - open impeller
-	Low maintenance
-	Can operate dry
-	Since there is no pressure drop, there is very little wear caused by sand
-	Ease of operation and installation

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

Marketing

Management continues to implement a sales and marketing program to stimulate awareness of the Voraxial® Separator. Management is developing relationships with oil service companies and representatives to promote the Voraxial to oil industry customers. We have presented the Voraxial® Separator at several prominent trade shows in the past fiscal year. The Company will exhibit the Voraxial® Separator at additional tradeshows in 2012.

Sources and availability of raw materials

The materials needed to manufacture our Voraxial® Separator have been provided by leading companies in the industry including Motion Industries, MSC, Baldor Electric Co., and John Crane, Inc., among other suppliers. We do not have any long term contracts with these entities. We do not anticipate any shortage of component parts.

Intellectual property

We currently hold several patents pertaining to the Voraxial® Separator and are continually working on developing other patents. The Company owns United States Patent #6,248,231 and #5,904,840. The latest patent, Patent #6,248,231 was registered in 2001 for Apparatus with Voraxial® Separator and Analyzer. Patent #5,904,840 is for Apparatus for Accurate Centrifugal Separation of Miscible and Immiscible Media, which is for technology invented by our former president, Alberto DiBella, and registered in 1999. The Company filed for additional patents in 2007 to reflect the upgrades to the Voraxial Separator and in 2010 for oil spill recovery.  These patents are still pending.

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

Research and development

We have spent approximately $472,171 and $744,343, respectively, during year ended December 31, 2011 and 2010, on product research and development. The Company has finalized the development of the Voraxial® Separator. However, we continue to make modifications to the Voraxial Separator.

While the Company has finalized the development of the Voraxial Separator, there was an increase in research and development during 2010 due to activity related to the oil spill in the Gulf of Mexico. We finalized the development of the Submersible Voraxial Separator which enables the operator to separate oil from water in the ocean. By conducting the separation in the ocean, Management believes that vessels can skim ten times more oil since the amount of water collected in a vessel’s holding tank is reduced by up to 90%. The collected oil will be discharged into a holding tank while the clean water remains in the ocean. This differs substantially from the current methods of skimming large volumes of oil/water mixture and then conducting the separation on vessel. Implementing this new method enables the vessels to process significantly more volume of skimmed oil/water mixture, collect more oil, capture a higher concentration of oil and remain in operation longer. We filed 3 patents related to oil spill recovery in 2010.

Employees

We currently have six full time employees. All of our employees work full-time. None of our employees are members of a union. We believe that our relationship with our employees is favorable. We intend to add additional employees in the upcoming year, including managers, sales representatives and field technical engineers.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies. However, our principal risk factors are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

In September 2009, the Company entered into a one (1) year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. We currently occupy the facility on a month to month basis. The lease is approximately $6,100 per month.

Item 3.	Legal Proceedings

On or about November 17, 2011, a claim was filed in the Broward County Circuit Court in Fort Lauderdale, Florida against the company by Raw Energy Tech, LLC. The plaintiff alleges oral contract between the parties for the alleged design, fabrication and construction of a prototype power pack. Amount of damages sought are approximately $58,000. We have moved to dismiss the complaint and intend to vigorously defend this action as we believe this claim is without merit.  We have accrued an amount in our financial statements to cover our legal expenses as of December 31, 2011.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II.

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the OTC Markets under the symbol “EVTN”. The bid quotations below are provided by the OTC Markets. On April 11, 2012, the closing price for our common stock was $0.24. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Bid Quotations

Quarter Ended	High	Low

March 31, 2010	$0.54	$0.40
June 30, 2010	$1.04	$0.37
September 30, 2010	$0.89	$0.25
December 31, 2011	$0.38	$0.23

March 31, 2011	$0.399	$0.262
June 30, 2011	$0.380	$0.265
September 30, 2011	$0.300	$0.250
December 31, 2011	$0.290	$0.080

Holders

As of December 31, 2011, there were in excess of 800 holders of record of our common stock outstanding. Our transfer agent is Jersey Transfer & Trust Company, Inc., Post Office Box 36, Verona, New Jersey 07044.

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

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, during the period covered by this report, we have sold securities without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided under Section 4(2), as provided below. The securities issued contain a legend restricting transfer absent registration or applicable exemption. The security holders received current information about the Company and had the opportunity to ask questions about the Company.

On July 22, 2011, the Company issued an aggregate of 300,000 shares of common stock to two consultants in consideration for marketing services. The shares were valued using the fair value of the shares on the date of issuance of $0.25 per share, for a total of $75,000.

On November 14, 2011 the Company issued options to purchase common stock to Alberto DiBella and John A. Di Bella. Each officer received options exercisable to purchase up 1,900,000 shares of common stock, exercisable at $0.15 per share.

On November 14, 2011, the Company issued 75,000 shares of common stock to a consultant in consideration for marketing services. The shares were valued using the fair value of the shares on the date of issuance, of $0.28 per share for a total of $21,000.

During the year ended December 31, 2011, the Company sold an aggregate of 800,000 shares of common stock and warrants to purchase as aggregate of 400,000 shares of common stock for $200,000, $0.25, per share to five investors. The warrants are exercisable at $0.60 per share through September 30, 2012.

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

We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.  You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” included in this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Year ended December 31, 2011 compared to year ended December 31, 2010

Revenue

We continued to focus our efforts and resources to the manufacturing, assembling, marketing and selling of the Voraxial® Separator. Revenues for the year ended December 31, 2011 increased by $1,488,726 to $2,141,163 or approximately 228% from $652,437 for the year ended December 31, 2010. The increase in revenues corresponds to the increased exposure and awareness of the Voraxial. We have completed more projects and are reviewing more inquiries and projects than at any other time in our history. We believe the dissemination of data from previously installed Voraxial is creating an increase demand for the Voraxial. Management believes the increased awareness and deployments will contribute to an increase in 2012 and 2013 revenues. Revenues in 2010 and 2011 were a result of sale of the Voraxial Separator and auxiliary equipment and parts, lease orders and trials for customers interested in buying the Voraxial Separator.  During the year ended December 31, 2011, four customers accounted for 89% of our revenues.  Management believes the interest for the Voraxial Separator for liquid/liquid, liquid/solid and liquid/liquid/solid separation is increasing in the oil exploration and production industry. We believe that the relationships we are building will lead to increase Voraxial deployments. We believe we have increased the exposure and awareness of the Voraxial Separator through our marketing programs and expect to increase revenues from the sale and lease of the Voraxial Separator in 2012.

Cost of goods sold increased to $819,605 for the year ended December 31, 2011 from $132,657 during the year ended December 31, 2010 or an increase of $686,948 or approximately 518%. The increase in cost of goods sold was directly related to our increase in sales of the Voraxial Separator.

Costs and expenses

Costs and expenses increased by approximately 7.3% or $160,804 to $2,360,605 for the year ended December 31, 2011 as compared to $2,199,801 for the year ended December 31, 2010. Our cost and expenses increased due to an increase in general and administrative expenses, which was partially offset by a decrease in research and development.

General and administrative expenses

General and Administrative expenses increased by approximately 29.7% or $432,976 to $1,888,434 for the year ended December 31, 2011 from $1,455,458 for the year ended December 31, 2010. The increase was primarily due to compensation to consultants as sales and marketing expense increased in proportion to our sales.  Additional increase were primarily due to bad debt expense and legal and professional fees.

Research and development expenses

Research and Development (R&D) expenses decreased by approximately 36.6% or $272,172 to $472,171 for the year ended December 31, 2011 from $744,343 for the year ended December 31, 2010. The R&D conducted by the Company over the past two years resulted with the Company upgrading the Voraxial Separator and filing additional patents. As the Voraxial is complete, the R&D is predominantly for activities in the oil and gas industry. The Company spent additional R&D on oil spill recovery as a result of the Wendy Schmidt Oil Spill XChallenge during 2011. The Company filed additional patents related to the oil spill recovery market during 2010.

Liquidity and capital resources

At December 31, 2011, we had working capital of $96,622, cash of $147,198 and an accumulated deficit of $13,659,830. For the year ended December 31, 2011, we had a net loss from operations of $1,044,289.

Operating at a loss for the year negatively impacted our cash position; however, funds received from the private placements completed during 2011 improved our working capital position.

During the year ended December 31, 2011, we issued 800,000 shares of the Company’s restricted common stock and 400,000 common stock purchase warrants exercisable at $0.60 per share to five accredited investors for gross proceeds of $200,000.

Continuing losses

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern.

The Company has experienced net losses, has a working capital deficit and sustained cash outflows from operating activities and had to raise capital to sustain operations. There is no assurance that the Company's developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve significant revenues. If the Company is unable to successfully commercialize its Voraxial Separator, it is unlikely that the Company could continue its business. The Company will continue to require the infusion of capital until operations become profitable. During 2012, the Company anticipates seeking additional capital, increasing sales of the Voraxial Separator and continuing to restrict expenses. However, substantial doubt exists about the ability of the Company to continue as a going concern.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Note C of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Recent Accounting Pronouncements

In June, 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, Comprehensive Income. Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively.

Additionally, the FASB issued a second amendment to ASC Topic 220 in December 2011, ASU No. 2011-12, which allows companies the ability to defer certain aspects of ASU 2011-05. For public entities, these amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments do not require any transition disclosures.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.

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

We have incurred operating losses since our inception, and we will continue to incur net losses until we can produce sufficient revenues to cover our costs. At December 31, 2011, we had an accumulated deficit of $13,659,830, including a net loss of $1,044,829 for the year ended December 31, 2011. Even if we achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

We currently rely on a limited number of customers for our revenues.

Revenues from four customers accounted for approximately 89% of our revenues during 2011. We do not have any contracts with these customers. If these customers fail to order additional products or we are unable to attract new customers, it could have an adverse effect on our financial condition and results of operations.

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

We are dependent on key personnel.

We are dependent upon the availability and the continued performance of the services of John DiBella. The loss of the services of John DiBella could have a material adverse effect on us. In addition, the availability of skilled personnel is extremely important to our growth strategy and our failure to attract and retain such personnel could have a material, adverse effect on us. We do not currently maintain any key man life insurance covering Mr. DiBella or any of our employees.

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

We currently have limited authorized, but unissued shares of capital stock.

As of April 11, 2012, the Company has approximately 9,659,503 shares of authorized, but unissued Common Stock. In addition, the Company has reserved approximately 13,098,750 shares for outstanding options and warrants. Therefore the Company has limited shares of common stock which otherwise could be sold to meet future financing needs.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2011. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources, lack of qualified accounting personnel and limited number of employees. These matters resulted in our inability to make timely accounting reconciliations and the delinquent filing of certain quarterly reports during the year ended December 31, 2011.

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

Name	Age	Position

John A. DiBella	40	Chief Executive Officer, Chief Financial Officer and Director

John A. DiBella has served as an employee of our Company since January 2002 and a member of the Board of Directors since August 2006. Since November 2011 he has served as chief executive officer and chief financial officer. From 2000 through January 2002 Mr. DiBella provided consulting services to our Company. Mr. DiBella co-founded and served as President of PBCM, a financial management company located in New Jersey from 1997 to 1999. Prior to co-founding PBCM, Mr. DiBella worked in the Equities and Derivatives Department for Donaldson, Lufkin and Jenrette, a NYSE member firm.

Board of Directors and Committees

During the year ended December 31, 2011, our board of directors held 8 meetings.   To date, we have not established an audit committee. Due to our financial position, we have been unable to attract qualified independent directors to serve on our board. Our board of directors, consisting solely of John A. DiBella, reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls. None of the board members are considered a “financial expert.”  Because the board of directors consists of only one member, the board has not delegated any of its functions to committees. The entire board of directors acts as our audit committee as permitted under Section 3(a)(58)(B) of the Exchange Act. We do not have any independent directors who would qualify as an audit committee financial expert. We believe that it has been, and may continue to be, impractical to recruit such a director unless and until we are significantly larger.

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

Shareholder Communications

Although we do not have a formal policy regarding communications with our board of directors, shareholders may communicate with the board by writing to us at Enviro Voraxial Technology, Inc., 821 N.W. 57th Place, Fort Lauderdale, Florida 33309, Attention: Mr. John A. DiBella. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

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

On July 29, 2009 Alberto DiBella entered into an agreement to sell 150,000 shares of common stock to a third party in consideration of $30,000. On November 9, 2011 John A. DiBella gifted an aggregate of 125,000 shares of common stock to his family. Effective November 14, 2011, the Company’s board of directors approved and issued options to Alberto DiBella and John A. DiBella to purchase 1,900,000 shares of restricted common stock each. The options are exercisable at $0.15 per share for a period of five years from vesting date. The options contain a cashless exercise provision. The options were issued in satisfaction of accrued salary and expenses payable to John A. DiBella and Alberto DiBella in the approximate amounts of $168,740 each.

Item 11.	Executive compensation

The table below sets forth compensation for the past two years awarded to, earned by or paid to our chief executive officer and each executive officer whose compensation exceeded $100,000 for the years ended December 31, 2011 and December 31, 2010 (the “Named Executives”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Alberto DiBella	2011	$305,000(4)	--	--	$168,740(5)	--	--	--	$473,740
President and Chief Financial Officer*	2010	$305,000(2)	--	--	$494,000(3)	--	--	--	$799,000

John A. DiBella	2011	$305,000(8)	--	--	$168,740(9)	--	--	--	$473,740
Chief Operating Officer*	2010	$305,000(6)	--	--	$418,000(7)	--	--	--	$723,000

*Alberto DiBella retired in November 2011 and John A. DiBella was appointed to serve as chief executive officer and chief financial officer, effective upon Alberto DiBella’s retirement.

(1)
The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules. These amounts represent awards that are paid in shares of common stock or options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the Named Executives.

(2)	$276,631 paid and remaining amount accrued.
(3)
Effective April 30, 2010 the Company issued restricted stock grants of 1,300,000 shares of common stock to Alberto DiBella. The shares are subject to forfeiture as follows: 200,000 shares on April 30, 2011, 300,000 shares on April 30, 2012, 400,000 shares on April 30, 2013 and 400,000 shares on April 30, 2014, in the event that Mr. DiBella is no longer an employee of the Company on such date. The forfeiture provision was waived by the Company upon Mr. DiBella’s retirement in November 2011. On June 2, 2010, Alberto DiBella was issued options to purchase 1,900,000 shares of common stock in satisfaction of $693,000 accrued salary and expenses payable to Mr. DiBella, including salary deferred in 2009. See below for further description of the options.

(4)	$186,000 was deferred in 2011.
(5)
On November 14, 2011, Alberto DiBella was issued options to purchase 1,900,000 shares of common stock in satisfaction of $168,740 accrued salary and expenses payable to Mr. DiBella, including salary deferred. See below for further description of the options.

(6)	$128,000 paid and remaining amount accrued.
(7)
Effective April 30, 2010 the Company issued restricted stock grants of 1,100,000 shares of common stock to John DiBella. The shares are subject to forfeiture as follows: 200,000 shares on April 30, 2012, 400,000 shares on April 30, 2013, 400,000 shares on April 30, 2014 and 200,000 shares on April 30, 2015, in the event that Mr. DiBella is no longer an employee of the Company on such date. On June 2, 2010, John DiBella was issued options to purchase 2,800,000 shares of common stock in satisfaction of $1,046,000 accrued salary and expenses payable to Mr. DiBella, including salary deferred in 2009. See below for further description of the options.

(8)	$209,000 was accrued in 2011.
(9)
On November 14, 2011, John A. DiBella was issued options to purchase 1,900,000 shares of common stock in satisfaction of $168,740 accrued salary and expenses payable to Mr. DiBella, including salary deferred. See below for further description of the options.

Outstanding Equity Awards At December 31, 2011

Listed below is information with respect to unexercised options for each Named Executive as of December 31, 2011.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other rights That Have Not Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($)	(#)	($)
					--	--	--	--
Alberto DiBella	1,000,000	--	$0.40	1/31/2012	--	--	--	--
	1,900,000	--	$0.68	1/1/2013	--
	1,900,000	--	$0.15	11/14/2016	--	--	--	--

John DiBella	2,000,000	--	$0.15	1/1/2012(1)	--	--	--	--
	1,000,000	--	$0.40(2)	1/31/2012(2)	--	--	--	--
	2,700,000	100,000	$0.68(3)	1/1/2013(3)	--	--	--	--
	1,900,000	--	$0.15	11/14/2016	--	--	--	--

(1)	Effective January 1, 2012, the expiration date of the options was extended to January 31, 2017.
(2)	Effective January 1, 2012, the expiration date of the options was extended to June 30, 2017 and the exercise price was reduced to $0.18.
(3)	Effective January 1, 2012, the expiration date of the options was extended to June 2, 2018 and the exercise price was reduced to $0.18.

Employment agreements

Our executive officer does not currently have a written employment agreement with the Company. We currently pay our executive officer $305,000 per annum.

Effective April 30, 2010, the Company issued restricted stock grants to acquire 1,300,000 shares of common stock to Alberto DiBella and 1,100,000 shares of common stock to John DiBella. The shares subject to the grants to Alberto DiBella were subject to forfeiture as follows: 200,000 shares on April 30, 2011, 300,000 shares on April 30, 2012, 400,000 shares on April 30, 2013 and 400,000 shares on April 30, 2014, in the event Alberto DiBella is no longer a full time employee on such dates. Upon his retirement in November 2011 the board of directors waived the forfeiture provision. The shares subject to the grants to John DiBella were subject to forfeiture as follows: 200,000 shares on April 30, 2012, 300,000 shares on April 30, 2013, 400,000 shares on April 30, 2014 and 200,000 shares on April 30, 2015, in the event John DiBella is no longer a full time employee on such dates. The forfeiture provision was waived by the Company effective January 1, 2012.

On June 2, 2010, the Company issued options to purchase 1,900,000 shares and 2,800,000 shares of our common stock in satisfaction of $693,000 and $1,046,000 accrued salary and expenses payable to Messrs. Alberto DiBella and John DiBella, respectively. The options are exercisable at $0.68 for a three year period commencing on the date such options. Of the options issued to John DiBella, 2,700,000 all are currently are exercisable, except 100,000 are exercisable commencing January 30, 2013. Effective January 1, 2012, the exercise price on the options held by John DiBella was reduced to $0.18 and the expiration date was extended to June 2, 2018.

On November 14, 2011, the Company issued options to purchase 1,900,000 shares to Messrs. Alberto DiBella and John A. DiBella in satisfaction of $165,740 accrued salary and expenses payable to Messrs. Alberto DiBella and John DiBella. The options are exercisable at $0.15 for a five year period and contain a cashless exercise provision.

Director Compensation

Directors are not compensated by our Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

The table below sets forth information with respect to the beneficial ownership of our securities as of March 31, 2012 by: (1) each person known by us to be the beneficial owner of five percent or more of our outstanding securities, and (2) executive officers and directors, individually and as a group. Unless otherwise indicated, we believe that the beneficial owner has sole voting and investment power over such shares. As of April 11, 2012, we had 33,114,497 shares of common stock issued and outstanding. Unless otherwise noted below, the address for each shareholder is 821 NW 57th Place, Fort Lauderdale, Florida 33309.

Name and Address of	Number of Shares	Percentage of
Beneficial Owner	Beneficially Owned	Ownership

Estate of Alberto DiBella (1)	6,095,500(1)	16.5%

John A. DiBella	10,059,000(2)	24.7%

All officers and directors as a group (1 person)	10,059,000(2)	24.7%

(1)           Voting and dispositive control held by Adele DiBella. Includes 2,295,500 shares of common stock. Includes 1,900,000 shares of common stock underlying options exercisable at $0.68 that expire June 12, 2015. Also includes options to purchase 1,900,000 shares of common stock, exercisable at $0.15 per share, on a cashless basis that expire on November 16, 2016.

(2)           Includes 2,359,000 shares of common stock. Includes options to purchase (i) 2,000,000 shares of common stock at $0.15 per share that expire on January 1, 2017; (ii) 1,000,000 shares of common stock at $0.18 per share that expire on June 30, 2017; (iii). 1,900,000 shares of common stock, exercisable at $0.15 per share on a cashless basis that expire on November 16, 2016; and (iv) 2,800,000 shares of common stock underlying options exercisable at $0.18 per share that expire on June 2, 2018.  Excludes 100,000 shares held in trust for the benefit of his minor children.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information pertaining to all compensation plans under which equity securities of our company are authorized for issuance as of the end of the most recent fiscal year.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
Equity compensation plans approved by security holders	0	N/A	0

Equity compensation plans not approved by security holders	12,850,000	$0.39	0

Total	12,850,000		0

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Company has no independent directors.

John DiBella, our current chief executive officer and sole director is the nephew of Alberto DiBella, our former chief executive officer.

For the year ended December 31, 2011, the Company incurred consulting expenses from Alberto DiBella, its chief executive officer, of $305,000. Of these amounts, $119,000 has been paid for the year ended December 31, 2011. The unpaid balance has been included in accrued expenses.  The Alberto DiBella retired in November, 2011.

For the year ended December 31, 2011, the Company incurred salary expenses from the John DiBella, its chief operating officer (and effective November 2011, chief executive officer) of $305,000. Of these amounts, $50,100 has been paid for the year ended December 31, 2011. The unpaid balance has been included in accrued expenses.

Item 14.	Principal Accountant Fees and Services

Year ended December 31, 2011

Audit Fees:  The aggregate fees, including expenses, billed by Webb & Company, P.A., our current principal accountant in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2011 and for the review of our financial information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 was $16,000. The aggregate fees, including expenses in connection with the review of our financial information included in our quarterly reports on Form 10-Q during the fiscal year ending December 31, 2011 was $11,250.

Audit Related Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the audit for the year ended December 31, 2011 were $-0-.

Tax Fees: The aggregate fees, billed by our principal accountant for services reasonably related to tax services during the year ended December 31, 2011 were $-0-.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant during year 2011 was $-0-.

Year ended December 31, 2010

Audit Fees:  The aggregate fees, including expenses, billed by RBSM, LLP, in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2010 and for the review of our financial information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 was $19,000. The aggregate fees billed by Jewett, Schwartz, Wolfe and Associates including expenses in connection with the review of our financial information included in our quarterly reports on Form 10-Q during the fiscal year ending December 31, 2010 was $13,500.

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

Item 15.	Exhibits and Financial Data Schedules

(a)	Exhibit No.	Description of Exhibit

	2	Plan of Merger (1)
	3(i)	Articles of Incorporation (1)
	3(ii)	Bylaws (1)
	4	Share Certificate (1)
	14	Code of Ethics (2)
	16.1	Letter of Former Auditor(3)

16.2	Letter from Former Auditor(4)
21	Subsidiaries (1)
31.1	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer
31.2	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* These exhibits are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we incorporate them by reference.

(1) Previously filed on Form 10-SB Registration Statement, as amended.
(2) Previously filed on Form 10-KSB annual report for the year ended December 31, 2003.
(3) Previously filed on Form 8-K/A current report filed March 8, 2012
(4) Previously filed on Form 8-K current report filed August 11, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRO VORAXIAL TECHNOLOGY, INC.

By: /s/ John A. DiBella
John A. DiBella
President and Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)
April 16, 2012

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

By: /s/ John A. DiBella
John A. DiBella, Director
April 16, 2012

ENVIRO VOROXIAL TECHNOLOGY, INC. AND SUBSIDIARY
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Enviro Voraxial Technology, Inc.

We have audited the accompanying balance sheet of Enviro Voraxial Technology, Inc. (the “Company”) as of December 31, 2011, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Enviro Voraxial Technology, Inc. as of December 31, 2011 and the results of its operations and its cash flows for the year then ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B to the financial statements, the Company has a net loss of $1,044,289 and a negative cash flow from operations of $455,857 for the year ended December 31, 2011.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note B.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
April 16, 2012

1500 Gateway Boulevard, Suite 202 i Boynton Beach, FL  33426
Telephone: (561) 752-1721 i Fax: (561) 734-8562
www.cpawebb.com

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

/s/ RBSM LLP

New York, NY
April 21, 2011

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 147,198	$ 442,812
Accounts receivable	375,463	277,636
Inventory, net	327,314	206,563

Total current assets	849,975	927,011

FIXED ASSETS, NET	135,681	158,329

OTHER ASSETS	13,695	13,695

Total assets	$ 999,351	$ 1,099,035

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 721,246	$ 987,082
Current portion of note payable	32,107	30,836

Total current liabilities	753,353	1,017,918

LONG TERM NOTE PAYABLE	-	41,028

Total liabilities	753,353	1,058,946

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value, 42,750,000 shares authorized;
32,864,497 and 31,590,497 shares issued and outstanding
as of December 31, 2011 and 2010, respectively	32,865	31,591
Additional paid-in capital	14,138,963	13,479,038
Deferred compensation	(266,000)	(855,000)
Accumulated deficit	(13,659,830)	(12,615,540)

Total shareholders' equity	245,998	40,089

Total liabilities and shareholders' equity	$ 999,351	$ 1,099,035

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010

Revenues, net	$ 2,141,163	$ 652,437

Cost of goods sold	819,605	132,657

Gross profit	1,321,558	519,780

Costs and expenses:
General and administrative	1,888,434	1,455,458
Research and development	472,171	744,343

Total costs and expenses	2,360,605	2,199,801

Loss from operations	(1,039,047)	(1,680,021)

Other (income) expenses:
Interest income	-	19
Interest expense	(5,242)	(7,812)

Total other expense	(5,242)	(7,793)

NET LOSS	$ (1,044,289)	$ (1,687,814)

Weighted average number of common shares
outstanding-basic and diluted	32,069,349	27,201,762

Loss per common share - basic and diluted	$ (0.03)	$ (0.06)

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance - December 31, 2009	25,268,994	$ 25,269	$ 9,473,710	$ (13,333)	$ (10,927,727)	$ (1,442,081)

Issuance of common stock at $.25 per share	1,676,000	1,676	417,324	-	-	419,000
Issuance of common stock at $.40 per share	1,020,000	1,020	406,980	-	-	408,000
Issuance of common stock grants	2,700,000	2,700	1,023,300	(855,000)	-	171,000
Issuance of common stock for consulting services	840,000	840	406,060	-	-	406,900
Issuance of common stock for legal services	31,877	32	12,718	-	-	12,750
Issuance of stock options for accrued salaries			1,739,000	-	-	1,739,000
Conversion of warrants to common stock	53,626	54	(54)	-	-	-
Amortization of deferred compensation	-	-	-	13,333	-	13,333

Net loss	-	-	-	-	(1,687,814)	(1,687,814)

Balance - December 31, 2010	31,590,497	31,591	13,479,038	(855,000)	(12,615,541)	40,088

Issuance of common stock at $.25 per share	800,000	800	199,200	-	-	200,000
Issuance of common stock for consulting services at $.25 per share	300,000	300	74,700	-	-	75,000
Issuance of common stock for consulting services at $.28 per share	174,000	174	48,546	-	-	48,720
Issuance of stock options for accrued salaries	-	-	337,479	-	-	337,479
Amortization of deferred compensation	-	-	-	589,000	-	589,000
						-
Net Loss	-	-	-	-	(1,044,289)	(1,044,289)
Balance - December 31, 2011	32,864,497	$ 32,865	$ 14,138,963	$ (266,000)	$ (13,659,830)	$ 245,998

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010

Cash Flows From Operating Activities:
Net loss	$ (1,044,289)	$ (1,687,814)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	22,648	22,617
Provision for obsolete inventory	164,393	-
Provision for bad debt	240,000	-
Deferred compensation	589,000	184,333
Issuance of common stock for consulting services	123,719	419,650
Changes in assets and liabilities:
Accounts receivable	(337,827)	(277,636)
Inventory	(285,144)	(3,405)
Accounts payable and accrued expenses	71,643	935,485

Net cash used in operating activities	(455,857)	(406,770)

Cash Flows from Investing Activities:	-	-

Cash Flows From Financing Activities:
Repayments toward notes payable	(39,757)	(36,528)
Proceeds from sales of common stock	200,000	827,000

Net cash provided by financing activities	160,243	790,472

Net increase (decrease) in cash and cash equivalents	(295,614)	383,702

Cash and cash equivalents, beginning of period	442,812	59,110

Cash and cash equivalents, end of period	$ 147,198	$ 442,812

Supplemental Disclosures

Cash paid during the year for interest	$ 5,242	$ 7,812
Cash paid during the year for taxes	$ -	$ -

Non-cash investing and financing activities:
Common Stock options issued for conversion of accrued salary	$ 337,479	$ 1,739,000

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

NOTE B - GOING CONCERN

The Company has experienced net losses, has negative cash flows from operating activities, and has to raise capital to sustain operations. There is no assurance that the Company's sales and marketing efforts will be successful enough to achieve a level of revenue sufficient to provide cash inflows to sustain operations; however the Company has begun commercializing the Voraxial and is experiencing an increase in revenues that management believes will to continue in 2012. The Company will continue to require the infusion of capital until operations become profitable. During the remainder of 2012, the Company anticipates seeking additional capital for growth and increasing sales of the Voraxial Separator. As a result of the above, there is substantial doubt about the entities ability to continue as a going concern and the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company, Enviro Voraxial Technology, Inc., and its wholly-owned subsidiary, Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the valuation of deferred tax assets, the allowances for doubtful accounts and inventory. Actual results may differ.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. There were no agreements with such provisions as of December 31, 2011 and 2010.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually three to twelve months.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at December 31, 2011 and 2010, approximate their fair value because of their relatively short-term nature.

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of December 31, 2011and 2010.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of December 31, 2011 and 2010.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of December 31, 2011 and 2010.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate limits.

Inventory

Inventory consists of components for the Voraxial Separator and are priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of December 31, 2011, there were no such components held by third parties.

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Such equity instruments may have a dilutive effect in the future and include the following potential common shares:

	2011	2010

Warrants	400,000	2,024,982
Stock options	12,850,000	9,295,000
	13,250,000	11,319,982

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
DECEMBER 31, 2011

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

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has no such assets and, therefore, no impairments of long-lived assets were recorded as of December 31, 2011 and 2010.

NOTE D – RECENT ACCOUNTING PRONOUNCEMENTS

In June, 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, Comprehensive Income. Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU should be applied retrospectively.

Additionally, the FASB issued a second amendment to ASC Topic 220 in December 2011, ASU No. 2011-12, which allows companies the ability to defer certain aspects of ASU 2011-05. For public entities, these amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments do not require any transition disclosures.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.

NOTE E - FIXED ASSETS

Fixed assets as of December 31 consists of:
	2011	2010
Machinery and equipment	$495,372	495,372
Furniture and fixtures	14,498	14,498
Autos and Trucks	5,294	5,294
Total	515,164	515,164
Less: accumulated depreciation	(379,483)	(356,835)
Fixed Assets, net	$135,681	158,329

Depreciation expense amounted to $22,648 and $22,617 for the years ended December 31, 2011 and 2010 respectively.

NOTE F – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Significant components of accounts payable and accrued expenses at December 31, 2011 and 2010 consists of:
	2011	2010
Trade payables and accrued expenses	$265,740	116,497
Accrued officers’ compensation	410,006	306,585
Customer deposits	45,500	564,000
	$721,246	987,082

NOTE G – NOTES PAYABLE

	2011	2010
Notes payable to finance companies, due in monthly installments of $3,695, including principal and interest at prime plus .25% collateralized by certain equipment	$32,107	$71,864

Less current portion	(32,107)	(30,836)
Long term debt	$--	$41,028

The Company has recorded interest expense of $5,242 and $7,812 for the years ended December 31, 2011 and 2010, respectively.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE H - RELATED PARTY TRANSACTIONS

For the year ended December 31, 2011, the Company incurred consulting expenses from its Chief Executive Officer of the Company of $305,000. Of these amounts, $119,000 has been paid for the year ended December 31, 2011. The unpaid balance has been included in accrued expenses.  The Officer resigned in November, 2011.

For the year ended December 31, 2011, the Company incurred salary expenses from the Chief Operating Officer / Chief Executive Officer of the Company of $305,000. Of these amounts, $50,100 has been paid for the year ended December 31, 2011. The unpaid balance has been included in accrued expenses.

NOTE I - CAPITAL TRANSACTIONS

Common stock

On September 10, 2010, the Company entered into an agreement to issue 75,000 shares of common stock to a consultant in consideration of financial advisory services provided pursuant to a financial advisory agreement dated September 10, 2010. The shares were issued in 2011 and the fair value of $21,000 was expensed.  The shares of common stock were issued under the exemption from registration provided by Section 4(2) of the Securities Act. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

On July 22, 2011, the Company issued an aggregate of 300,000 shares of common stock to two consultants in consideration for marketing services.  The shares were valued using the fair value of the shares on the date of issuance of $0.25 per share, for a total of $75,000.

On September 28, 2011, the Company issued 24,000 shares of common stock to a consultant in consideration for advisory services.  The shares were valued using the fair value of the shares on the date of issuance of $0.28 per shares for a total of $6,720.

On November 14, 2011, the Company issued 75,000 shares of common stock to a consultant in consideration for marketing services.  The shares were valued using the fair value of the shares on the date of issuance, of $0.28 per share for a total of $21,000.

During the year ended December 31, 2011, the Company sold an aggregate of 800,000 shares of common stock and warrants to purchase an aggregate of 400,000 shares of common stock for $200,000, ($0.25, per share) to five investors.  The warrants are exercisable at $0.60 per share through September 30, 2012.

During the three month period ended March 31, 2010, the Company received $50,000 from three accredited investors that purchased an aggregate of 200,000 shares of the Company’s restricted common stock at $0.25 per share and warrants to purchase 100,000 shares of common stock exercisable at $0.60 per share. The transactions were exempt from registration under Section 4(2) of the Securities Act. The investors received information concerning the Company and had the opportunity to ask questions concerning the viability of the Company. The shares and warrants contain legends restricting their transferability absent registration or applicable exemption. The warrants are expired as of December 31, 2011.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

During the three months ended March 31, 2010, the Company issued an aggregate of 190,000 shares of common stock to two consultants in consideration for consulting services.   The shares were valued at $.51 per share, for a total of $96,900.  The shares of common stock were issued under the exemption from registration provided by Section 4(2) of the Securities Act. The shares issued contain a legend restricting their transferability absent registration or applicable exemption

Effective April 30, 2010, the Company issued restricted stock grants to acquire an aggregate of 2,700,000 shares of restricted common stock to employees and consultants, including grants to acquire 1,300,000 shares of common stock to Alberto DiBella and 1,100,000 shares of common stock to John DiBella. The shares subject to the grants to Alberto DiBella are subject to forfeiture as follows: 200,000 shares on April 30, 2011, 300,000 shares on April 30, 2012, 400,000 shares on April 30, 2013 and 400,000 shares on April 30, 2014, in the event Alberto DiBella is no longer a full time employee on such dates. The shares subject to the grants to John DiBella are subject to forfeiture as follows: 200,000 shares on April 30, 2012, 300,000 shares on April 30, 2013, 400,000 shares on April 30, 2014 and 200,000 shares on April 30, 2015, in the event John DiBella is no longer a full time employee on such dates.  The remaining 300,000 stock grants are subject to forfeiture as follows:  100,000 shares on April 30, 2012, 100,000 shares on April 30, 2013, 100,000 shares on April 30, 2014.  The stock grants were valued at $.38 per share and are amortized over the term of the stock grant.  The securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. The securities may not be transferred absent registration or applicable exemption.  During 2011, the Company vested 100% of the shares to Alberto DiBella upon his retirement.  The amounts for all remaining deferred compensation were fully vested upon his retirement and expensed.

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
DECEMBER 31, 2011

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

Warrants and Options

In October 2010, the Company extended the exercisable life of certain warrants issued to investors to purchase an aggregate of 1,033,333 shares of common stock issued in 2002 for a period of one year. The warrants now expire in October 2011. The purchase price of these warrants are $1.00 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year. These warrants expired in 2011.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

In September 2011 the Company issued 400,000 warrants to investors to purchase an aggregate of 400,000 shares of common stock for a period of one year. The warrants expire in September 2012. The purchase price of these warrants are $0.60 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year.

Information with respect to warrants outstanding and exercisable at December 31, 2011 is as follows:

	Number Outstanding	Range of Exercise Price	Number Exercisable

Balance, December 31, 2009	5,557,465	$1.36	5,557,465
Issued	872,900	$0.60	872,900
Exercised	(530,500)	(0)	(530,500)
Expired	(3,756,133)	--	(3,756,133)
Balance, December 31, 2010	2,024,982	$0.83	2,024,982
Issued	400,000	$0.60	400,000
Expired	(2,024,982)	--	(2,024,982)
Balance, December 31, 2011	400,000	$0.60	400,000

The following table summarizes information about the stock options outstanding at December 31, 2011:

Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
0.15	2,000,000	0.00	0.02	2,000,000	0.02
0.40	2,350,000	0.02	0.08	2,350,000	0.08
0.68	4,700,000	0.36	0.25	4,700,000	0.25
0.15	3,800,000	1.44	0.04	3,800,000	0.04
	12,850,000	1.82	0.39	12,850,000	0.39

Effective June 2, 2010, the Company issued options to Alberto DiBella and John DiBella to purchase 1,900,000 and 2,800,000 shares of restricted common stock, respectively. The options are exercisable at $0.68 per share for a period of three years from vesting date. The options contain a cashless exercise provision and vest in three annual tranches. Of the options issued to

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Alberto DiBella, 1,700,000 are exercisable commencing January 30, 2011, 100,000 are exercisable commencing January 30, 2012 and 100,000 are exercisable commencing January 30, 2013. Of the options issued to John DiBella, 2,600,000 are exercisable commencing on January 30, 2011; 100,000 are exercisable on January 30, 2012; and 100,000 are exercisable commencing January 30, 2013. The options were issued in satisfaction of accrued salary and expenses payable to John DiBella and Alberto DiBella in the approximate amounts of $1,046,000 and $693,000, respectively. The securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. The securities may not be transferred absent registration or applicable exemption. In 2011, all options issued to Alberto DiBella in 2010 were vested.

Effective November 14, 2011, the Company issued options to Alberto Di Bella and John A. Di Bella to purchase 1,900,000 each.  The options are exercisable at $0.15 per share for a period of 5 years.  They are vested immediately.  The Company calculated the fair value of the stock options by using the Black Scholes option pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 81.64%; risk free interest rate of 0.91% and an expected life of 5 years. The options were issued in satisfaction of accrued salary and expenses payable to John DiBella and Alberto DiBella in the approximate total amount of $337,479.

Information with respect to options outstanding and exercisable at December 31, 2011 is as follows:

	Number Outstanding	Range of Exercise Price	Number Exercisable

Balance, December 31, 2009	4,675,000	$0.15-$1.00	4,675,000
Issued	4,700,000	$0.68	0
Exercised	0	0	0
Expired	(80,000)	0.71- $1.00	(80,000)
Balance, December 31, 2010	9,295,000	$0.15-$1.00	4,595,000
Issued	3,800,000	$0.15	3,800,000
Expired	(245,000)	$0.30-$0.77	(245,000)
Balance, December 31, 2011	12,850,000	$0.39	12,850,000

NOTE J - COMMITMENTS AND CONTINGENCIES

Litigation

On or about November 17, 2011, a claim was filed in the Broward County Circuit Court in Fort Lauderdale, Florida against the company by Raw Energy Tech, LLC. The plaintiff alleges oral contract between the parties for the alleged design, fabrication and construction of a prototype power pack. Amount of damages sought are approximately $58,000. We have moved to dismiss the complaint and intend to vigorously defend this action as we believe this claim is without merit. We have accrued an amount in the financial statements to cover our legal expenses as of December 31, 2011.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Operating Lease

The Company leases office and warehouse space in Ft. Lauderdale, Florida. The lease expired in 2011 and rental payments are month to month.

NOTE K – MAJOR CUSTOMERS

For the year ended December 31, 2011, four customers accounted for approximately 89% of revenues and 100% of the total outstanding accounts receivable. For the year ended December 31, 2010, two customers accounted for approximately 76% of revenues.

Major customer concentrations as of and for the year ended December 31, 2011 are as follows:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

A	$670,000	30%	$357,000	95%
B	$545,000	25%	$19,000	5%
C	$520,000	23%	$0	0%
D	$245,000	11%	$0	0%

Major customer concentrations as of and for the year ended December 31, 2010 are as follows:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

E	$400,000	61.3%	$240,000	86.4%
F	$97,000	14.9%	$ -	-%

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE L – INCOME TAX

At December 31, 2011 and 2010 we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an approximate expected rate of 38% and 40.5%, respectively. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has been established at December 31, 2011.

The significant components of the deferred tax asset at December 31, 2011 and 2010 were as follows:

		December 31,
		2011	2010
Current Deferred benefit:		$124,769	$503,000
		124,769	503,000
Valuation allowance		(124,769)	(503,000)
(Benefit) provision for income taxes, net	$		$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2011	2010

Combined statutory income tax rate	38%	40.5%

Valuation allowance	38%	40.5%
Effective tax rate	-	-

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The effects of temporary differences that gave rise to deferred tax assets are as follows:

	December 31,
	2011	2010

Net operating loss carry-forward	2,098,769	1,974,000
Valuation allowance	(2,098,769)	(1,974,000)

Deferred income tax asset	$-	$-

The Company has made a 100% valuation allowance of the deferred income tax asset at December 31, 2011, as it is not expected that the deferred tax assets will be realized. The Company has a net operating loss carryforward of $5,577,383 available to offset future taxable income through 2031.

The Company’s federal income tax returns for the years ended December 31, 2008 through December 31, 2011 remains subject to examination by the Internal Revenue Services as of December 31, 2011.

NOTE M - SUBSEQUENT EVENTS

On January 1, 2012, the Company issued 250,000 shares of common stock to a consultant in consideration for marketing services. The shares were valued using the fair value of the shares on the date of issuance $0.10 for a total of $25,000.

On January 1, 2012, the Company adjusted the strike price and term of certain options for its Chief Executive Officer.  2,000,000 options have a strike price of $0.15 and expire on January 31, 2017; 1,000,000 options have a strike price of $0.18 and expire June 30, 2017; 2,800,000 have a strike price of $0.18 and expire on June 2, 2018. The Company also adjusted two employees' total stock options of 350,000 to a new strike price of $0.18 and expiration date of January 31, 2017.

Effective January 1, 2012 the Company waived all remaining forfeiture provisions related to the 1,100,000 restricted stock grants initially issued to its current Chief Executive Officer, John DiBella, on April 30, 2010.