Form 10-Q
period 2012-03-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2012-05-15
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Check mark whether the Issuer (1) has filed all reports  required to be filed by Section 13 or 15 (d) of the  Securities  Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing  requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                Accelerated filer ☐

Non-accelerated filer   ☐  (Do not check if a smaller reporting company)                        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 14, 2012, we had 33,214,497 shares of our Common Stock outstanding.

PART I.	CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 417,609	$ 147,198
Accounts receivable	94,248	375,463
Inventory, net	286,747	327,314

Total current assets	798,604	849,975

FIXED ASSETS, NET	130,019	135,681

OTHER ASSETS	13,695	13,695

Total assets	$ 942,318	$ 999,351

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 722,351	$ 721,246
Current portion of note payable	21,631	32,107

Total current liabilities	743,982	753,353

Total liabilities	743,982	753,353

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value, 42,750,000 shares authorized;
33,214,497 and 32,864,497 shares issued and outstanding
as of March 31, 2012 and December 31, 2011, respectively	33,215	32,865
Additional paid-in capital	14,718,181	14,138,963
Deferred compensation	(68,000)	(266,000)
Accumulated deficit	(14,485,060)	(13,659,830)

Total shareholders' equity	198,336	245,998

Total liabilities and shareholders' equity	$ 942,318	$ 999,351

The accompanying notes are an integral part of the consolidated financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Revenues, net	$ 324,363	$ 723,855

Cost of goods sold	91,607	245,847

Gross profit (loss)	232,756	478,008

Costs and expenses:
General and administrative	1,003,945	462,040
Research and development	53,433	115,509

Total costs and expenses	1,057,378	577,549

Loss from operations	(824,622)	(99,541)

Other (income) expenses:
Interest expense	(608)	(1,459)

Total other expense	(608)	(1,459)

NET LOSS	$ (825,230)	$ (101,000)

Weighted average number of common shares
outstanding-basic and diluted	33,114,497	31,590,497

Loss per common share - basic and diluted	$ (0.02)	$ (0.00)

The accompanying notes are an integral part of the consolidated financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

			Additional
	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance - December 31, 2011	32,864,497	$32,865	$14,138,963	$(266,000)	$(13,659,830)	$245,998

Stock for services	350,000	350	34,650	(20,500)		14,500
Repricing of stock options			475,019			475,019
Options issued to employees			69,549			69,549
Amortization of stock issued for deferred compensation				218,500		218,500
Net loss					(825,230)	(825,230)

Balance - March 31, 2012	33,214,497	$33,215	$14,718,181	$(68,000)	$(14,485,060)	$198,336

The accompanying notes are an integral part of the consolidated financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Cash Flows From Operating Activities:
Net loss	$ (825,230)	$ (101,000)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation	5,662	5,654
Deferred compensation	218,500	214,489
Issuance of common stock for consulting services	14,500	-
Options and warrants	544,568	-
Changes in assets and liabilities:
Accounts receivable	281,215	(271,864)
Inventory	40,567	(337,376)
Accounts payable and accrued expenses	1,105	328,655

Net cash provided by (used in) operating activities	280,887	(161,442)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Repayments toward notes payable	(10,476)	(9,626)

Net cash used in financing activities	(10,476)	(9,626)

Net increase (decrease) in cash and cash equivalents	270,411	(171,068)

Cash and cash equivalents, beginning of period	147,198	442,812

Cash and cash equivalents, end of period	$ 417,609	$ 271,744

Supplemental Disclosures

Cash paid during the year for interest	$ 608	$ 1,459
Cash paid during the year for taxes	$ -	$ -

Non-cash investing and financing activities:
Extension of stock options	$ -	$ -
Common stock issued for conversion of		$ -
accrued salary	$ -	$ -
Common stock options issued for services	$ -	$ -
Common stock issued for conversion of accrued salary		$ 1,739,000

The accompanying notes are an integral part of the consolidated financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED)

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

NOTE B - GOING CONCERN

The Company has experienced net losses, has negative cash flows from operating activities, and has to raise capital to sustain operations. There is no assurance that the Company's sales and marketing efforts will be successful enough to achieve a level of revenue sufficient to provide cash inflows to sustain operations; however, the Company has begun commercializing the Voraxial and is experiencing an increase in revenues that is forecast to continue in 2012.  The Company will continue to require the infusion of capital until operations become profitable. During the remainder of 2012, the Company anticipates seeking additional capital for growth and the increase in sales of the Voraxial Separator. As a result of the above, there is a substantial doubt about our ability to continue as a going concern and the accompanying condensed unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 as filed with the SEC. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of March 31, 2012 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED)

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. There were no agreements with such provisions as of March 31, 2012.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually three to nine months.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at March 31, 2012, approximate their fair value because of their relatively short-term nature.

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED)

The company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value is observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of March 31, 2012.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of March 31, 2012.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of March 31, 2012.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate limits.

Inventory

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of March 31, 2012, there were no such components held by third parties.

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED)

Net Loss Per Share

Basic and diluted loss per share has been computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. The warrants and stock options have been excluded from the calculation since they would be anti-dilutive.

As of March 31, 2012, such equity instruments may have a dilutive effect in the future and include the following potential common shares:

Warrants	400,000
Stock options	12,800,000
13,200,000

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED)

Prior to January 1, 2006, the Company accounted for stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure-only provisions of ASC Topic 718 formerly SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which was released in December 2002 as an amendment of ASC Topic 718 Formerly SFAS No. 123. The Company currently accounts for stock-based compensation under the fair value method using the Black-Scholes option pricing model as indicated in Note F.

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has no such assets and, therefore, no impairments of long-lived assets were recorded as of March 31, 2012.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

NOTE D – NOTES PAYABLE

	As of	As of
	March 31, 2012 (Unaudited)	December 31, 2011
Notes payable to finance companies, due in monthly installments of $3,695, including principal and interest at prime plus .25% collateralized by certain equipment	$ 21,631	$ 32,107

Less current portion	0	0
Long term debt	$ 21,631	$ 32,107

The Company has recorded interest expense of $608 for the three months ended March 31, 2012.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED)

NOTE E - RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2012, the Company incurred salary expenses from the Chief Executive Officer of the Company of $76,250. Of these amounts, $0 has been paid for the three months ended March 31, 2012. The total unpaid balance as of March 31, 2012 is $486,256.

NOTE F - CAPITAL TRANSACTIONS

Common stock

On January 1, 2012, the Company issued an aggregate of 100,000 shares of common stock to a consultant  in consideration of services to be provided for 18 months with a fair value of $10,000. The expense will be amortized over the life of the agreement. As of March 31, 2012, the Company expensed $12,000 and recorded $8,000 in deferred compensation.. The securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. The securities may not be transferred absent registration or applicable exemption.

On January 1, 2012, the Company issued 250,000 shares of common stock to a consultant in consideration for consulting services with a fair value of $25,000. The expense will be amortized over six month life of the agreement. As of March 31, 2012, the Company has expensed $12,500 and recorded $12,500 in deferred compensation. The shares of common stock were issued under the exemption from registration provided by Section 4(2) of the Securities Act. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

Effective April 30, 2010, the Company issued restricted stock grants to acquire an aggregate of 1,400,000 shares of restricted common stock to John DiBella and 300,000 to a consultant. The shares subject to the grants to John DiBella are subject to forfeiture as follows: 200,000 shares on April 30, 2012, 300,000 shares on April 30, 2013, 400,000 shares on April 30, 2014 and 200,000 shares on April 30, 2015, in the event John DiBella is no longer a full time employee on such dates. The remaining 300,000 stock grants are subject to forfeiture as follows: 100,000 shares on April 30, 2012, 100,000 shares on April 30, 2013, 100,000 shares on April 30, 2014. The stock grants were valued at $.38 per share and are amortized over the term of the stock grant. The securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. The securities may not be transferred absent registration or applicable exemption. The amounts for all remaining deferred compensation were fully vested upon his retirement and expensed.  On January 1, 2012, the Company vested 100% of the remaining unvested shares to John DiBella.  The remaining deferred compensation of $218,500 related to these vested shares was recorded during the three months ended March 31, 2012.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED)

Warrants

In September 2011 the Company issued 400,000 warrants to investors to purchase an aggregate of 400,000 shares of common stock for a period of one year. The warrants expire in September 2012. The purchase price of these warrants is $0.60 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year.

Information with respect to warrants outstanding and exercisable at March 31, 2012 is as follows:

	Number Outstanding	Range of Exercise Price	Number Exercisable

Balance, December 31, 2011	400,000	$0.60	400,000
Issued	-	-	-
Expired	-	-	-
Forfeited	-	-	-
Balance, March 31, 2012	400,000	$0.60	400,000

Stock Options

The Company follows the provisions of ASC Topic 718, “Compensation – Stock Compensation.” ASC Topic 718 establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

On January 10, 2012, the Company granted 950,000 stock options with a total fair value of $69,549 to an employee and a consultant.  The shares vested immediately and were valued using the Black-Scholes option pricing model. We used the following assumptions for options granted during the three months ended March 31, 2012:

Expected volatility 115.31%
Expected lives 5 Years
Risk-free interest rate 0.86%
Expected dividend yield None

In January 2012, the Company modified the terms of 8,050,000 previously issued stock options to officers and employees.  Per ASC Topic 718, this exchange of stock options was treated as a modification. The incremental value of $475,019, measured as the excess of the fair value of the modified award over the fair value of the original award immediately before the modification, and using the Black-Scholes option pricing model, was expensed immediately as all the options vested on the date of the exchange.   We used the following assumptions for options for the three months ended March 31, 2012:

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED)

Expected volatility 115.31%
Expected lives 3.5 -5 Years
Risk-free interest rate 0.4%-0.89%
Expected dividend yield None

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics different from those of its traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options. The risk free interest rate is based upon quoted market yields for United States Treasury debt securities with a term similar to the expected term. The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends. Expected volatility was based on historical data for the trading of our stock on the open market. The expected lives for such grants were based on the simplified method for employees and officers.

Information with respect to options outstanding and exercisable at March 31, 2012 is as follows:

	Number Outstanding	Range of Exercise Price	Number Exercisable

Balance, December 31, 2011	12,850,000	-	12,850,000
Issued	950,000	$0.20	950,000
Expired	(1,000,000)	$(0.40)	(1,000,000)
Forfeited	-	-	-
Balance, March 31, 2012	12,800,000	$0.17	12,800,000

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED)

The following table summarizes information about the stock options outstanding at March 31, 2012:

Exercise Price	Number Outstanding at March 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2012	Weighted Average Exercise Price
0.15	5,800,000	6.63	0.15	5,800,000	0.15
0.18	6,050,000	4.73	0.18	6,050,000	0.18
0.20	950,000	4.78	0.20	950,000	0.20
Total	12,800,000	-	-	12,800,000	-

NOTE G – MAJOR CUSTOMERS

During the three months ended March 31, 2012, we recorded 83% of our revenue from Customer A and 16% of our revenue from Customer B. As of March 31, 2012, 100% of our accounts receivable was due from Customer A.

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

Application of Critical Accounting Policies

The Company’s unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Certain accounting policies have a significant impact on amounts reported in the financial statements.  A summary of these significant accounting policies can be found in Note C to the Company’s financial statements in the Company’s 2011 Annual Report on Form 10-K.  The Company has not adopted any significant new policies during the quarter ended March 31, 2012.

Among the significant judgments made in preparation of the Company’s financial statements are the determination of the allowance for doubtful accounts, value of equity instruments and adjustments of inventory valuations.  These adjustments are made each quarter in the ordinary course of accounting.

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

Results of Operations for the Three Months ended March 31, 2012 and 2011:

Revenue

Our revenues decreased by $399,492 or approximately 55% to $324,363 for the three months ended March 31, 2012 as compared to $723,855 for the three months ended March 31, 2011.  The Company believes the decrease in revenues reflects fluctuation in orders processed and does not represent a decrease in demand, as the Company continues to negotiate with potential customers. We believe there is a continued demand for our Voraxial Separators in the oil exploration and production markets and the Company anticipates achieving greater revenue growth in 2012 than in 2011.  We continue to believe the markets for the Voraxial® Separator are developing as companies with high volume water separation problems are becoming aware of the Voraxial.  Interest and request for proposals for applications in other markets are also increasing, specifically from the oil spill, bio-fuel, frac water and mining industries.  This may result in more revenue generating opportunities for the Company from various market segments.

The Company is currently working on numerous opportunities with customers for refinery, oil spill and produced water, frac water and oil spill applications.  We believe some of these opportunities will result in purchase orders in fiscal year 2012 and 2013.  The projects include the Voraxial 2000 Separator, Voraxial 4000 Separator, Voraxial 8000 and multiple versions of the Voraxial Separator Skid.  We are in discussions to sign representative agreements with oil service companies to promote the Voraxial.

Cost of Goods

Our cost of goods decreased $154,240 or approximately 63% to $91,607 for the three months ended March 31, 2012 as compared to $245,847 for the three months ended March 31, 2011.  This decrease is primarily due to the decrease in sales during the three months ended March 31, 2012.  Our cost of goods continues to be reviewed by management in an effort to obtain the best available pricing while maintaining high quality standards.

Research and Development Expenses

Research and Development expenses decreased by $62,076 or approximately 54% to $53,433 for the three months ended March 31, 2012, as compared to $115,509 for the three months ended March 31, 2011.  As the Company has finalized the development of the Voraxial Separator, research and development expenses have decreased.

General and Administrative Expenses

General and Administrative (“G&A”) expenses increased by $541,905 or approximately 117% to $1,003,945 for the three months ended March 31, 2012 from $462,040 for the three months ended March 31, 2011.  Our G&A expenses primarily increased due to one time non cash expense of $479,019 associated with the reduction of exercise prices and extension of exercise terms of previously issued options held by executive officers and consultants, $218,500 for accelerated vesting of our CEO’s stock compensation and an additional non cash expense of $69,549 associated with the issuance of additional options to its executive officer. Our G&A remain fairly consistent for the three month period ended March 31, 2012 as compared to the three month period ended March 31, 2011, with a decrease of $6,663 for the three month period ended March 31, 2012 as compared to the three month period ended March 31, when excluding one time non cash expenses. The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in increasing revenues in 2012.

Liquidity and Capital Resources:

Cash at March 31, 2012 was $417,609.  Working capital at March 31, 2012 was $54,622 as compared to working capital at December 31, 2011 of $96,622.

At March 31, 2012, the Company had an accumulated deficit of $14,485,060. We experienced positive cash flow in the first quarter and anticipate continuing generating positive cash flow from the Voraxial Separator in 2012.  To the extent such revenues and corresponding cash flows do not continue, we will require infusion of capital to sustain our operations.  We cannot be assured that we will generate revenues that will be self-sustaining.  The Company has funded working capital requirements and intends, if necessary, to fund current working capital requirements through third party financing, including the private placement of securities. We cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.  If the Company is unable to obtain adequate financing, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities.

Continuing Losses

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date.  Since 2001, we have encountered expenses in the development of our Voraxial Separators and have had limited sales income from this development.  Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years.  Therefore, we may be unable to continue as a going concern.  The Company has experienced net losses, has a working capital deficit and sustained cash outflows from operating activities and had to raise capital to sustain operations.  There is no assurance that the Company’s developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the

Company will achieve significant revenues.  However, we believe that the exposure received in the past year for the Voraxial Separator has positioned the Company to begin generating sales and supply us with sufficient working capital.  Our revenues have increased over 200% from 2010 to 2011 and we believe we will continue to experience sales growth this year.  We experienced positive cash flow in the first quarter and while our net loss for the three months ended March 31, 2012 was $825,230, the majority of our net loss was contributed to one-time, non-cash expenses associated with amendments and adjustments to outstanding options held by executives and employees.  Our net loss for the quarter, excluding non cash expenses associated with modifications of existing options to consultants and employees of the Company and issuance of options was approximately $47,700.

As a result of the above, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note C to the Consolidated Financial Statements.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2012.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2012 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources, lack of qualified accounting personnel and limited number of employees.  To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

During the three months ended March 31, 2012 the Company issued an aggregate of 350,000 shares of common stock to two consultants in consideration of marketing services.

On January 10, 2012, the Company granted 950,000 stock options with a total fair value of $69,549 to an employee and a consultant. The options are exercisable at $0.20 per share for a period of five years from the date of issuance.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

                  Exhibits required by Item 601 of Regulation S-K

31.1	Form 302 Certification of Chief Executive Officer
31.2	Form 302 Certification of Principal Financial Officer
32.1	Form 906 Certification of Chief Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

Enviro Voraxial Technology, Inc.

By: /s/ John A. Di Bella
   John A. DiBella
   Chief Executive Officer and
   Principal Financial Officer

DATED:  May 15, 2012