Form 10-Q
period 2012-06-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2012-08-14
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

(954) 958-9968
(Issuer's telephone number)

_________________________________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 14, 2012, we had 33,464,497 shares of our Common Stock outstanding.

PART I.	CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 224,190	$ 147,198
Accounts receivable, net	113,521	375,463
Inventory, net	306,890	327,314

Total current assets	644,601	849,975

FIXED ASSETS, NET	124,357	135,681

OTHER ASSETS	13,695	13,695

Total assets	$ 782,653	$ 999,351

LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 782,156	$ 721,246
Customer deposits	32,000	-
Current portion of note payable	14,522	32,107

Total current liabilities	828,678	753,353

Total liabilities	828,678	753,353

COMMITMENTS AND CONTINGENCIES (See Note G)

SHAREHOLDERS' (DEFICIENCY) EQUITY:
Common stock, $.001 par value, 42,750,000 shares authorized;
33,214,497 and 32,864,497 shares issued and outstanding as of
June 30, 2012 and December 31, 2011	33,115	32,865
Additional paid-in capital	14,708,281	14,138,963
Deferred compensation	(47,500)	(266,000)
Accumulated deficit	(14,739,921)	(13,659,830)

Total shareholders' (deficiency) equity	(46,025)	245,998

Total liabilities and shareholders' (deficiency) equity	$ 782,653	$ 999,351

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues, net	$ 86,606	$ 699,415	$ 410,970	$ 1,423,270

Cost of goods sold	8,865	239,123	100,472	484,970

Gross profit	77,741	460,292	310,498	938,300

Costs and expenses:
General and administrative	262,002	237,716	488,379	511,942
Consulting expense	-	97,948	788,068	195,896
Research and development	56,213	81,924	109,646	197,433

Total costs and expenses	318,215	417,588	1,386,093	905,271

Income (Loss) from operations	(240,474)	42,704	(1,075,595)	33,029

Other expenses:
Interest expense	(3,888)	(1,912)	(4,496)	(3,372)

Total other expense	(3,888)	(1,912)	(4,496)	(3,372)

Net Income (Loss)	$ (244,362)	$ 40,792	$ (1,080,091)	$ 29,657

Weighted average number of common shares
outstanding-basic and diluted	33,214,497	27,201,762	33,197,464	27,201,762

Income (Loss) per common share - basic and diluted	$ (0.01)	$ 0.00	$ (0.03)	$ 0.00

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSDED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2012	2011

Cash Flows From Operating Activities:
Net loss	$ (1,080,091)	$ 29,657
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	11,324	11,309
Stock-based compensation	788,068	209,707
Changes in assets and liabilities:
Accounts receivable	261,942	(329,864)
Inventory	20,424	(261,665)
Accounts payable and accrued expenses	92,910	70,817

Net cash provided by (used in) operating activities	94,577	(270,039)

Cash Flows From Financing Activities:
Repayments toward notes payable	(17,585)	(19,458)

Net cash used in financing activities	(17,585)	(19,458)

Net increase (decrease) in cash and cash equivalents	76,992	(289,497)

Cash and cash equivalents, beginning of period	147,198	442,812

Cash and cash equivalents, end of period	$ 224,190	$ 153,315

Supplemental Disclosures

Cash paid during the year for interest	$ 4,496	$ 3,371
Cash paid during the year for taxes	$ -	$ -

Non-cash investing and financing activities:

Common stock issued for conversion of
accrued salary	$ -	$ 1,739,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

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

NOTE B - GOING CONCERN

The Company has experienced net losses, a working capital deficiency, and has had to raise capital to sustain operations. There is no assurance that the Company's sales and marketing efforts will be successful enough to achieve a level of revenue sufficient to provide cash inflows to sustain operations; however, the Company has begun commercializing the Voraxial and is experiencing an increase in revenues that is forecast to continue in 2012.  The Company will continue to require the infusion of capital until operations become profitable. During the remainder of 2012, the Company anticipates seeking additional capital for growth and the increase in sales of the Voraxial Separator. As a result of the above, there is a substantial doubt about our ability to continue as a going concern and the accompanying condensed unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 as filed with the SEC. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of June 30, 2012 and the related operating results and cash flows for the interim period presented have been made. The results of

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

operations, for the period presented are not necessarily indicative of the results to be expected for the year.

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company, Enviro Voraxial Technology, Inc., and its wholly-owned subsidiary, Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ.  Significant estimates include allowance for doubtful accounts, allowance for inventory obsolescence and valuation of stock-based compensation.

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. There were no agreements with such provisions as of June 30, 2012.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually three to twelve months.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at June 30, 2012, approximate their fair value because of their relatively short-term nature.

“Disclosures about Fair Value of Financial Instruments,” requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of June 30, 2012.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of June 30, 2012.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of June 30, 2012.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate limits.

Inventory

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of June 30, 2012, there were no such components held by third parties.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

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

Net Income (Loss) Per Share

Basic and diluted income (loss) per share has been computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding. The warrants and stock options have been excluded from the calculation since they would be anti-dilutive.

As of June 30, 2012, such equity instruments may have a dilutive effect in the future and include the following potential common shares:

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

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

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has no such assets and, therefore, no impairments of long-lived assets were recorded as of June 30, 2012.

Recent Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such; we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

NOTE D – NOTES PAYABLE
	As of	As of
	June 30, 2012 (Unaudited)	December 31, 2011
Notes payable to finance companies, due in monthly installments of $3,695, including principal and interest at prime plus .25% collateralized by certain equipment	$14,522	$ 32,107

Less current portion	14,522	32,107
Long term debt	$0	$ 0

The Company has recorded interest expense of $3,888 and $4,496 for the three months and six months ended June 30, 2012.

NOTE E - RELATED PARTY TRANSACTIONS

For the three and six months ended June 30, 2012, the Company incurred salary expenses from the Chief Executive Officer of the Company of $76,250 and $152,500, respectively. Of these amounts, $10,000 has been paid for the three months and six months ended June 30, 2012. The total unpaid balance as of June 30, 2012 is $552,506 and is included in accounts payable and accrued expenses.

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

Effective April 30, 2010, the Company issued restricted stock grants to acquire an aggregate of 1,400,000 shares of restricted common stock to John DiBella.  The shares subject to the grant are subject to forfeiture as follows: 200,000 shares on April 30, 2012, 300,000 shares on April 30, 2013, 400,000 shares on April 30, 2014 and 200,000 shares on April 30, 2015, in the event John DiBella is no longer a full time employee on such dates. The remaining 300,000 stock grants are

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

subject to forfeiture as follows: 100,000 shares on April 30, 2012, 100,000 shares on April 30, 2013, 100,000 shares on April 30, 2014. The stock grants were valued at $.38 per share and are amortized over the term of the stock grant. The securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. The securities may not be transferred absent registration or applicable exemption.  On January 1, 2012, the Company vested 100% of the remaining unvested shares to John DiBella.

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

Information with respect to warrants outstanding and exercisable at June 30, 2012 is as follows:

	Number Outstanding	Range of Exercise Price	Number Exercisable

Balance, December 31, 2011	400,000	$0.60	400,000
Issued	-	-	-
Expired	-	-	-
Forfeited	-	-	-
Balance, June 30, 2012	400,000	$0.60	400,000

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

On January 10, 2012, the Company granted 950,000 stock options with a total fair value of $69,549 to an employee and a consultant.  The shares vested immediately and were valued using the Black-Scholes option pricing model. We used the following assumptions for options granted during the six months ended June 30, 2012:

Expected volatility 115.31%
Expected lives 5 Years
Risk-free interest rate 0.86%
Expected dividend yield None

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

In January 2012, the Company modified the terms of 8,050,000 previously issued stock options to officers and employees.  Per ASC Topic 718, this exchange of stock options was treated as a modification. The incremental value of $475,019, measured as the excess of the fair value of the modified award over the fair value of the original award immediately before the modification, and using the Black-Scholes option pricing model, was expensed immediately as all the options vested on the date of the exchange.   We used the following assumptions for options for the six months ended June 30, 2012:

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

Information with respect to options outstanding and exercisable at June 30, 2012 is as follows:

	Number Outstanding	Range of Exercise Price	Number Exercisable

Balance, December 31, 2011	12,850,000	-	12,850,000
Issued	950,000	$0.20	950,000
Expired	(1,000,000)	$(0.40)	(1,000,000)
Forfeited	-	-	-
Balance, June 30, 2012	12,800,000	$0.17	12,800,000

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

The following table summarizes information about the stock options outstanding at June 30, 2012:

Exercise Price	Number Outstanding at June 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2012	Weighted Average Exercise Price
0.15	5,800,000	6.63	0.15	5,800,000	0.15
0.18	6,050,000	4.73	0.18	6,050,000	0.18
0.20	950,000	4.78	0.20	950,000	0.20
Total	12,800,000	-	-	12,800,000	-

NOTE G – COMMITMENTS AND CONTINGENCIES

On or about November 17, 2011, a claim was filed in the Broward County Circuit Court in Fort Lauderdale, Florida against the company by Raw Energy Tech, LLC. The plaintiff alleges oral contract between the parties for the alleged design, fabrication and construction of a prototype power pack. The amount of damages sought are approximately $58,000. We have moved to dismiss the complaint and intend to vigorously defend this action as we believe this claim is without merit. We have accrued an amount in the financial statements to cover our legal expenses as of June 30, 2012.

NOTE H – MAJOR CUSTOMERS

During the six months ended June 30, 2012, we recorded 58% of our revenue from Customer A, 26% from Customer B and 12% of our revenue from Customer C. As of June 30, 2012, 58% of our accounts receivable was due from Customer A and 42% was due from Customer B.

NOTE I – SUBSEQUENT EVENTS

On July 1, 2012, the Company entered into a six month agreement with a consultant.  As compensation for services is provided, the Company will issue 250,000 shares of common stock, with a fair value of $45,000.

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

Application of Critical Accounting Policies

The Company’s consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Certain accounting policies have a significant impact on amounts reported in the financial statements.  A summary of these significant accounting policies can be found in Note C to the Company’s financial statements in the Company’s 2011 Annual Report on Form 10-K.  The Company has not adopted any significant new policies during the quarter ended June 30, 2012.

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

Results of Operations for the Three Months ended June 30, 2012 and 2011:

Revenue

Our revenues decreased by $612,809 or approximately 88% to $86,606 for the three months ended June 30, 2012 as compared to $699,415 for the three months ended June 30, 2011.  The Company believes the decrease in revenues reflects fluctuation in orders processed and does not represent a decrease in demand, as the Company continues to negotiate with potential customers and is in late stage contract discussions. We believe there is a continued demand for our Voraxial Separators in the oil exploration and production markets and the Company anticipates achieving greater revenue growth in the latter part of 2012 and 2013.  We continue to believe the markets for the Voraxial® Separator are developing as companies with high volume water separation problems are becoming aware of the Voraxial.  Interest and request for proposals for applications in other markets are also increasing, specifically from oil spill, frac water and mining.  This may result in more revenue generating opportunities for the Company from various market segments.

The Company is currently working on numerous opportunities with customers for refinery, oil spill and produced water, frac water and oil spill applications.  We believe some of these opportunities will result in purchase orders in fiscal year 2012 and 2013.  The projects include the Voraxial 2000 Separator, Voraxial 4000 Separator, Voraxial 8000 and multiple versions of the Voraxial Separator Skid.  We are in discussions to sign representative agreements with representatives and oil service companies to promote the Voraxial.  The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in increasing revenues in 2012.

Cost of Goods

Our cost of goods decreased $230,258 or approximately 96% to $8,865 for the three months ended June 30, 2012 as compared to $239,123 for the three months ended June 30, 2011.  This decrease is primarily due to the decrease in sales during the three months ended June 30, 2012.  Our cost of goods continues to be reviewed by management in an effort to obtain the best available pricing while maintaining high quality standards.

Research and Development Expenses

Research and Development expenses decreased by $25,711 or approximately 31% to $56,213 for the three months ended June 30, 2012, as compared to $81,924 for the previous three months ended June 30, 2011.  As the Company has finalized the development of the Voraxial Separator, research and development expenses have decreased.

General and Administrative Expenses

General and Administrative (“G&A”) expenses decreased by $73,662 or approximately 22% to $262,002 for the three months ended June 30, 2012 from $335,664 for the three months ended June 30, 2011.  The decrease was primarily due to the one-time non-cash consulting expense that occurred in 2011.  Our G&A remained fairly constant year over year.  Not including the consulting expense, the increase was primarily due to the increased expenses associated with the marketing of the Voraxial Separator.

Results of Operations for the Six Months ended June 30, 2012 and 2011:

Revenue

Our revenues decreased by 71% to $410,970 for the six months ended June 30, 2012 as compared to $1,423,270 for the six months ended June 30, 2011.  The Company believes the decrease in revenues reflects fluctuation in orders processed and does not represent a decrease in demand, as the Company continues to negotiate with potential customers and is in late stage contract discussions. We believe there is a continued demand for our Voraxial Separators in the oil exploration and production markets and the Company anticipates achieving greater revenue growth in the latter part of 2012 and 2013.  We continue to believe the markets for the Voraxial® Separator are developing as companies with high volume water separation problems are becoming aware of the Voraxial.  Interest and request for proposals for applications in other markets are also increasing, specifically from oil spill, frac water and mining.  This may result in more revenue generating opportunities for the Company from various market segments.

The Company is currently working on numerous opportunities with customers for refinery, oil spill and produced water, frac water and oil spill applications.  We believe some of these opportunities will result in purchase orders in fiscal year 2012 and 2013.  The projects include the Voraxial 2000 Separator, Voraxial 4000 Separator, Voraxial 8000 and multiple versions of the Voraxial Separator Skid.  We are in discussions to sign representative agreements with representatives and oil service companies to promote the Voraxial.  The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in increasing revenues in 2012.

Cost of Goods

Our cost of goods decreased to $100,472 for the six months ended June 30, 2012 as compared to $484,970 for the six months ended June 30, 2011.  This decrease is due to the decrease in sales during the six months ended June 30, 2012.  Our cost of goods continues to be reviewed by management to guarantee the best available pricing while maintaining high quality standards.

Research and Development Expenses

Research and development expenses decreased by $87,787 or approximately 44% to $109,646 for the six months ended June 30, 2012, as compared to $197,433 for the six months ended June 30, 2011.  As the Company has finalized the development of the Voraxial Separator, research and development expenses have decreased.

General and Administrative Expenses

General and administrative expenses, in combination with stock based compensation, increased by $568,609 or approximately 80% to $1,276,447 for the six months ended June 30, 2012 from $707,838 for the six months ended June 30, 2011.

Our G&A expenses primarily increased due to one time non cash expense of $479,019 associated with the reduction of exercise prices and extension of exercise terms of previously issued options held by executive officers and consultants, $218,500 for accelerated vesting of our CEO’s stock compensation and an additional non cash expense of $69,549 associated with the issuance of additional options to its executive officer. Our G&A remain fairly consistent for the six month period ended June 30, 2012 as compared to the six month period ended June 30, 2011, with a decrease of $23,563 or 5%, when excluding one time non cash expenses.

Liquidity and Capital Resources:

Cash at June 30, 2012 was $224,190.  Working capital deficiency at June 30, 2012 was $184,077 as compared to working capital at December 31, 2011 of $96,622.

At June 30, 2012, the Company had an accumulated deficit of $14,739,921. We experienced positive cash flow in the first six months and anticipate continuing generating positive cash flow from the Voraxial Separator in 2012.  To the extent such revenues and corresponding cash flows do not continue, we will require infusion of capital to sustain our operations.  We cannot be assured that we will generate revenues that will be self-sustaining.  The Company has funded working capital requirements and intends, if necessary, to fund current working capital requirements through third party financing, including the private placement of securities. We cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.  If the Company is unable to obtain adequate financing, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities.

Subsequent to the period covered by this report the Company entered into a consulting agreement dated July 1, 2012 with a third party whereby the third party agreement to provide general business consulting services in consideration of 250,000 shares of restricted common stock.

Continuing Losses

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date.  Since 2001, we have encountered expenses in the development of our Voraxial Separators and have had limited sales income from this development.  Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years.  Therefore, we may be unable to continue as a going concern.  The Company has experienced net losses, has a working capital deficit and sustained cash outflows from operating activities and had to raise capital to sustain operations.  There is no assurance that the Company’s developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve significant revenues.  However, we believe that the exposure received in the past year for the Voraxial Separator has positioned the Company to begin generating sales and supply us with sufficient working capital.  Our revenues have increased over 200% from 2010 to 2011 and we believe, depending on the time of certain orders, we will continue to experience sales growth this year.  We experienced positive cash flow in the six months ended June 30, 2012 and while our net loss for the six months ended June 30, 2012 was $1,080,091, the majority of our net loss was contributed to one-time, non-cash expenses associated with amendments and adjustments to outstanding options held by executives and employees.  Our net loss for the six months ended June 30, 2012, excluding non cash expenses associated with modifications of existing options to consultants and employees of the Company and issuance of options was approximately $275,000.

As a result of the above, the accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2012.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2012 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources, lack of qualified accounting personnel and limited number of employees.  To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

*To be filed by within the earlier of 30 days from the due date or filing date of this report pursuant to the grace period provided for the filing of the first interactive data exhibit containing detailed note tagging.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

Enviro Voraxial Technology, Inc.

By: /s/ John A. Di Bella
   John A. DiBella
   Chief Executive Officer and
   Principal Financial Officer

DATED:  August 14, 2012