Form 10-Q
period 2012-09-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2012-11-14
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

(954) 958-9968
(Issuer's telephone number)

__________________________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 13, 2012, we had 33,464,497 shares of our Common Stock outstanding.

PART I.	CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 346,740	$ 147,198
Accounts receivable, net	72,170	375,463
Inventory, net	315,755	327,314
Prepaid assets	55,000	266,000

Total current assets	789,665	1,115,975

FIXED ASSETS, NET	118,695	135,681

OTHER ASSETS	13,695	13,695

Total assets	$ 922,055	$ 1,265,351

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 866,087	$ 721,246
Customer deposits	146,200	-
Current portion of note payable	3,669	32,107

Total liabilities	1,015,956	753,353

COMMITMENTS AND CONTINGENCIES (See Note G)

SHAREHOLDERS' EQUITY (DEFICIENCY):
Common stock, $.001 par value, 42,750,000 shares authorized;
33,464,497 and 32,864,497 shares issued and outstanding, respectively	33,465	32,865
Additional paid-in capital	14,762,931	14,138,963
Accumulated deficit	(14,890,297)	(13,659,830)

Total shareholders' equity (deficiency)	(93,901)	511,998

Total liabilities and shareholders' equity (deficiency)	$ 922,055	$ 1,265,351

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues, net	$ 194,280	$ 245,450	$ 605,250	$ 1,668,720

Cost of goods sold	46,983	69,645	147,455	554,615

Gross profit	147,297	175,805	457,795	1,114,105

Costs and expenses:
General and administrative	210,463	474,352	698,842	949,985
Consulting expense	53,500	97,948	841,568	316,344
Research and development	31,437	158,592	141,083	356,025

Total costs and expenses	295,400	730,892	1,681,493	1,622,354

Loss from operations	(148,103)	(555,087)	(1,223,698)	(508,249)

Other expenses:
Interest expense	(2,273)	(1,043)	(6,769)	(4,414)

Total other expense	(2,273)	(1,043)	(6,769)	(4,414)

Net Loss	$ (150,376)	$ (556,130)	$ (1,230,467)	$ (512,663)

Weighted average number of common shares
outstanding-basic and diluted	33,464,497	32,135,651	33,287,125	31,772,950

Loss per common share - basic and diluted	$ (0.00)	$ (0.02)	$ (0.04)	$ (0.02)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSDED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011

Cash Flows From Operating Activities:
Net loss	$ (1,230,467)	$ (512,663)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	16,986	16,963
Stock-based compensation	835,568	316,344
Bad Debt	-	270,000
Changes in assets and liabilities:
Accounts receivable	303,293	(562,364)
Inventory	11,559	(426,256)
Customer Deposits	100,700	-
Accounts payable and accrued expenses	190,341	357,244

Net cash provided by (used in) operating activities	227,980	(540,732)

Cash Flows From Financing Activities:
Repayment toward notes payable	(28,438)	(29,500)
Proceeds from sales of common stock	-	200,000

Net cash provided by (used in) financing activities	(28,438)	170,500

Net increase (decrease) in cash and cash equivalents	199,542	(370,232)

Cash and cash equivalents, beginning of period	147,198	442,812

Cash and cash equivalents, end of period	$ 346,740	$ 72,580

Supplemental Disclosures

Cash paid during the year for interest	$ 6,769	$ 4,414
Cash paid during the year for taxes	$ -	$ -

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

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

NOTE B - GOING CONCERN

The Company has experienced net losses and a working capital deficiency. There is no assurance that the Company's sales and marketing efforts will be successful enough to achieve a level of revenue sufficient to provide cash inflows to sustain operations; however, the Company has begun commercializing the Voraxial and is experiencing an increase in revenues that is forecast to continue in 2012.  The Company will continue to require the infusion of capital until operations become profitable. During the remainder of 2012, the Company anticipates seeking additional capital for growth and the increase in sales of the Voraxial Separator. As a result of the above, there is a substantial doubt about our ability to continue as a going concern and the accompanying condensed unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 as filed with the SEC. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of September 30, 2012 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. There were no agreements with such provisions as of September 30, 2012.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually three to twelve months.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at September 30, 2012, approximate their fair value because of their relatively short-term nature.

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
SEPTEMBER 30, 2012 (UNAUDITED)

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of September 30, 2012.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of September 30, 2012.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of September 30, 2012.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate limits.

Inventory

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of September 30, 2012, there were no such components held by third parties.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

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

Net Loss Per Share

Basic and diluted loss per share has been computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. The warrants and stock options have been excluded from the calculation since they would be anti-dilutive. In addition, the Company does not have sufficient authorized shares to issue to option holders upon the exercise of all outstanding employee stock options. The company has not recorded a derivative liability as employee stock options are not subject to derivative liability classification (see Note F).

As of September 30, 2012, such equity instruments may have a dilutive effect in the future and include the following potential common shares:

	September 30, 2012	September 30, 2011

Warrants	–	2,424,982
Stock options	12,800,000	9,250,000
	12,800,000	11,674,982

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

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

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has no such assets and, therefore, no impairments of long-lived assets were recorded as of September 30, 2012.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company's net loss or cash flows.

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

In July 2012, FASB issued Accounting Standards Update 2012-01, Balance Sheet – Subtopic 954-430, Health Care Entities—Deferred Revenue, requires that a continuing care retirement community recognize a deferral of revenue when a contract between a continuing care retirement community and a resident stipulates that (1) a portion of the advanced fee is refundable if the contract holder’s unit is reoccupied by a subsequent resident, (2) the refund is limited to the proceeds of reoccupancy, and (3) the legal environment and the entity’s management policy and practice support the withholding of refunds under condition (2). Questions have arisen in practice about cases where the refund depends on reoccupancy. The objective of this Update is to clarify the reporting for refundable advance fees received by continuing care retirement communities. The amendments in this update are effective for fiscal periods beginning after December 15, 2013. Early adoption is permitted. The amendments in this Update should be applied retrospectively by recording a cumulative-effect adjustment to opening retained earnings (or unrestricted net assets) as of the beginning of the earliest period presented.

In July 2012, FASB issued Accounting Standards Update 2012-02, Balance Sheet- Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment is an Amendment to FASB Accounting Standards Update 2011-08.  The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

NOTE D – NOTES PAYABLE

	As of	As of
	September 30, 2012 (Unaudited)	December 31, 2011
Notes payable to finance companies, due in monthly installments of $3,695, including principal and interest at prime plus .25% collateralized by certain equipment	$3,669	$ 32,107

Less current portion	(3,669)	(32,107)
Long term debt	$–	$ –

The Company has recorded interest expense of $2,273 and $6,769 for the three months and six months ended September 30, 2012.

NOTE E - RELATED PARTY TRANSACTIONS

For the three and nine months ended September 30, 2012, the Company incurred salary expenses from the Chief Executive Officer of the Company of $76,250 and $228,750, respectively. Of these amounts, $10,000 has been paid for the three months and nine months ended September 30, 2012. The total unpaid balance as of September 30, 2012 is $628,756 and is included in accounts payable and accrued expenses.

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

On January 1, 2012, the Company issued 250,000 shares of common stock to a consultant in consideration for consulting services with a fair value of $25,000. The expense was amortized over six month life of the agreement. The shares of common stock were issued under the exemption from registration provided by Section 4(2) of the Securities Act. The shares issued contain a legend restricting their transferability absent registration or applicable exemption. These shares were fully earned as of September 30, 2012.

On July 1, 2012, the Company entered into a six month agreement with a consultant.  As compensation for services provided, the Company will issue 250,000 shares of common stock, the fair value of $45,000. The expense is amortized over six month life of the agreement. As of September 30, 2012, the Company recognized $22,500 and recorded deferred compensation of $22,500.

Effective April 30, 2010, the Company issued restricted stock grants to acquire an aggregate of 1,400,000 shares of restricted common stock to John DiBella.  The shares subject to the grant are subject to forfeiture as follows: 300,000 shares on April 30, 2013, 400,000 shares on April 30, 2014 and 200,000 shares on April 30, 2015, in the event

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

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

Information with respect to warrants outstanding and exercisable at September 30, 2012 is as follows:

	Number Outstanding	Range of Exercise Price	Number Exercisable

Balance, December 31, 2011	400,000	$0.60	400,000
Issued	-	-	-
Expired	400,000	$0.60	400,000
Forfeited	-	-	-
Balance, September 30, 2012	0	$0.00	0

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

On January 10, 2012, the Company granted 950,000 stock options with a total fair value of $69,549 to an employee and a consultant.  The shares vested immediately and were valued using the Black-Scholes option pricing model. We used the following assumptions for options granted during the nine months ended September 30, 2012:

Expected volatility 115.31%
Expected lives 5 Years

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

Risk-free interest rate 0.86%
Expected dividend yield None

In January 2012, the Company modified the terms of 8,050,000 previously issued stock options to officers and employees.  Per ASC Topic 718, this exchange of stock options was treated as a modification. The incremental value of $475,019, measured as the excess of the fair value of the modified award over the fair value of the original award immediately before the modification, and using the Black-Scholes option pricing model, was expensed immediately as all the options vested on the date of the exchange.   We used the following assumptions for options for the nine months ended September 30, 2012:

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

Information with respect to options outstanding and exercisable at September 30, 2012 is as follows:

	Number Outstanding	Range of Exercise Price	Number Exercisable

Balance, December 31, 2011	12,850,000	-	12,850,000
Issued	950,000	$0.20	950,000
Expired	(1,000,000)	$(0.40)	(1,000,000)
Forfeited	-	-	-
Balance, September 30, 2012	12,800,000	$0.17	12,800,000

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

The following table summarizes information about the stock options outstanding at September 30, 2012:

Exercise Price	Number Outstanding at September 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2012	Weighted Average Exercise Price
0.15	5,800,000	6.38	0.15	5,800,000	0.15
0.18	6,050,000	4.48	0.18	6,050,000	0.18
0.20	950,000	4.53	0.20	950,000	0.20
Total	12,800,000	-	-	12,800,000	-

The Company has an insufficient number of authorized, but unissued shares of common stock in the event all issued and outstanding options and warrants are exercised (see Note C).

NOTE G – COMMITMENTS AND CONTINGENCIES

Litigation

On or about November 17, 2011, a claim was filed in the Broward County Circuit Court in Fort Lauderdale, Florida against the company by Raw Energy Tech, LLC. The plaintiff alleges oral contract between the parties for the alleged design, fabrication and construction of a prototype power pack. Amount of damages sought are approximately $58,000. We have moved to dismiss the complaint and intend to vigorously defend this action as we believe this claim is without merit. We have accrued an amount in the financial statements to cover our legal expenses as of September 30, 2012.

NOTE H – MAJOR CUSTOMERS

During the nine months ended September 30, 2012, we recorded 46% of our revenue from Customer A, 34% from Customer B and 18% of our revenue from Customer C. As of September 30, 2012, 94% of our accounts receivable was due from Customer A and 6% was due from Customer B.

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

Application of Critical Accounting Policies

The Company’s consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Certain accounting policies have a significant impact on amounts reported in the financial statements.  A summary of these significant accounting policies can be found in Note C to the Company’s financial statements in the Company’s 2011 Annual Report on Form 10-K.  The Company has not adopted any significant new policies during the quarter ended September 30, 2012.

Among the significant judgments made in preparation of the Company’s financial statements are the determination of the allowance for doubtful accounts, value of equity instruments and adjustments of inventory valuations.  These adjustments are made each quarter in the ordinary course of accounting.

Off Balance Sheet Arrangements

None.

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

Results of Operations for the Three Months ended September 30, 2012 and 2011:

Revenue

Our revenues decreased by $51,170 or approximately 21% to $194,280 for the three months ended September 30, 2012 as compared to $245,450 for the three months ended September 30, 2011.  The Company believes the decrease in revenues reflects fluctuation in orders processed and does not represent a decrease in demand, as the Company continues to negotiate with potential customers and is in late stage contract discussions with some of the customers. We believe there is a continued demand for our Voraxial Separators in the oil exploration and production markets and the Company anticipates achieving greater revenue growth in 2013.  We continue to believe the markets for the Voraxial® Separator are developing as companies with high volume water separation problems are becoming aware of the Voraxial.  Interest and request for proposals for applications in other markets are also increasing, specifically from the oil spill, frac water and mining.  This may result in more revenue generating opportunities for the Company from various market segments.

The Company is currently working on numerous opportunities with customers for refinery, produced water, frac water, tar sands and oil spill applications.  We believe some of these opportunities will result in purchase orders in the latter part of 2012 and 2013.  The projects include the Voraxial 2000 Separator, Voraxial 4000 Separator, Voraxial 8000 and multiple versions of the Voraxial Separator Skid.  We are in discussions to sign representative agreements with representatives and oil service companies to promote the Voraxial.  The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes, although no assurances are made, that such efforts will result in increasing revenues in the latter part of 2012 and 2013.

Cost of Goods

Our cost of goods decreased $22,662 or approximately 33% to $46,983 for the three months ended September 30, 2012 as compared to $69,645 for the three months ended September 30, 2011.  This decrease is primarily due to the decrease in sales during the three months ended September 30, 2012.  Our cost of goods continues to be reviewed by management in an effort to obtain the best available pricing while maintaining high quality standards.

Research and Development Expenses

Research and Development expenses decreased by $127,155 or approximately 80% to $31,437 for the three months ended

September 30, 2012, as compared to $158,592 for the previous three months ended September 30, 2011.  As the Company has finalized the development of the Voraxial Separator, research and development expenses have decreased.

General and Administrative Expenses

General and Administrative (“G&A”) expenses in combination with consulting expense decreased by $308,337 or approximately 54% to $263,963 for the three months ended September 30, 2012 from $572,300 for the three months ended September 30, 2011.  The decrease was primarily due to the one-time non-cash consulting expense that occurred in 2011 and the reorganization of staff and accompanying salaries.

Results of Operations for the Nine Months ended September 30, 2012 and 2011:

Revenue

Our revenues decreased by 64% to $605,250 for the nine months ended September 30, 2012 as compared to $1,688,720 for the nine months ended September 30, 2011.  The Company believes the decrease in revenues reflects fluctuation in orders processed and does not represent a decrease in demand, as the Company continues to negotiate with potential customers and is in late stage contract discussions with some of the customers. We believe there is a continued demand for our Voraxial Separators in the oil exploration and production markets and the Company anticipates achieving greater revenue growth in the latter part of 2012 and 2013.  We continue to believe the markets for the Voraxial Separator are developing as companies with high volume water separation problems are becoming aware of the Voraxial.  Interest and request for proposals for applications in other markets are also increasing, specifically from the oil spill, frac water and mining.  This may result in more revenue generating opportunities for the Company from various market segments.

The Company is currently working on numerous opportunities with customers for refinery, produced water, frac water, tar sands and oil spill applications.  We believe some of these opportunities will result in purchase orders in the latter part of 2012 and 2013.  The projects include the Voraxial 2000 Separator, Voraxial 4000 Separator, Voraxial 8000 and multiple versions of the Voraxial Separator Skid.  We are in discussions to sign representative agreements with representatives and oil service companies to promote the Voraxial.  The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes, although no assurances are made, that such efforts will result in increasing revenues in the latter part of 2012 and 2013.

Cost of Goods

Our cost of goods decreased by $407,160 or 73%  to $147,455 for the nine months ended September 30, 2012, as compared to $554,615 for the nine months ended September 30, 2011.  This decrease is due to the decrease in sales during the nine months ended September 30, 2012.  Our cost of goods continues to be reviewed by management to guarantee the best available pricing while maintaining high quality standards.

Research and Development Expenses

Research and development expenses decreased by $214,942 or approximately 60% to $141,083 for the nine months ended September 30, 2012, as compared to $356,025 for the nine months ended September 30, 2011.  As the Company has finalized the development of the Voraxial Separator, research and development expenses have decreased.

General and Administrative Expenses

General and administrative expenses, in combination with stock based compensation, increased by $274,081 or approximately 22% to $1,540,410 for the nine months ended September 30, 2012 from $1,266,329 for the nine months ended September 30, 2011.

Our G&A expenses increased due to non-cash consulting expenses of $841,568 during the nine months ended September 30, 2012, an increase of $525,224 or 166%, related to stock compensation. The increase was partially offset by a $251,143 decrease in general and administrative expenses primarily due to a one time non cash stock compensation and marketing expenses incurred during 2011.

Liquidity and Capital Resources:

Cash at September 30, 2012 was $346,740.  While we had a working capital deficiency at September 30, 2012 of $226,291 as compared to working capital at December 31, 2011 of $362,622, we remained cash flow positive for the first nine months of 2012.

At September 30, 2012, the Company had an accumulated deficit of $14,890,297. We experienced positive cash flow for the first nine months and anticipate continuing generating positive cash flow from the Voraxial Separator in 2012.  To the extent such revenues and corresponding cash flows do not continue, we will require infusion of capital to sustain our operations.  We cannot be assured that we will generate revenues that will be self-sustaining.  The Company has funded working capital requirements and intends, if necessary, to fund current working capital requirements through third party financing, including the private placement of securities. We cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.  If the Company is unable to obtain adequate financing, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities.

Continuing Losses

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date.  Since 2001, we have encountered expenses in the development of our Voraxial Separators and have had limited sales income from this development.  Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years.  Therefore, we may be unable to continue as a going concern.  The Company has experienced net losses, has a working capital deficit and sustained cash outflows from operating activities and had to raise capital to sustain operations.  There is no assurance that the Company’s developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve significant revenues.  However, we believe that the exposure received in the past year for the Voraxial Separator has positioned the Company to begin generating sales and supply us with sufficient working capital.  We experienced positive cash flow in the nine months ended September 30, 2012 and while our net loss for the nine months ended September 30, 2012 was $1,230,467, the majority of our net loss was contributed to one-time, non-cash expenses associated with amendments and adjustments to outstanding options held by executives and employees.  Our net loss for the nine months ended September 30, 2012, excluding non cash expenses associated with modifications of existing options to consultants and employees of the Company and issuance of options was approximately $394,899.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2012.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2012 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources, lack of qualified accounting personnel and limited number of employees.  To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

      The Company entered into a consulting agreement dated July 1, 2012 with a third party whereby the third party agreed to provide general business consulting services in consideration of 250,000 shares of restricted common stock.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.  Certificates representing the shares contain legends restricting their transferability absent registration or applicable exemption.

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

Enviro Voraxial Technology, Inc.

By: /s/ John A. Di Bella
   John A. DiBella
   Chief Executive Officer and
   Principal Financial Officer

DATED:  November 13, 2012