Form 10-K
period 2012-12-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2013-04-01
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer   ☐                              Accelerated filer    ☐

Non-accelerated filer     ☐                Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  Yes ☐    No  ☒

The aggregate market value of the Company's voting stock held by non-affiliates as of June 29, 2012 was approximately $5,151,227.40 based on the average closing bid and asked prices of such stock on that date as quoted on the Over the-Counter Bulletin Board ($0.1788).

There were 33,464,497 shares of common stock outstanding as of March 28, 2013.

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

We have generated limited revenues to date partially due to the time required to educate the market of a new separation method, partially because of insufficient funds to adequately market our product; and the time needed to secure and complete initial projects. However with the dissemination of the data from the initial successful projects, demand for the Voraxial is continuing to increase.  Although our revenues decreased in 2012 as compared to 2011, we believe a majority of the decrease is a reflection of fluctuations in the timing of projects being consummated.  We believe that our revenue growth will continue in 2013 and 2014. We are in various stages of negotiations with multiple customers interested in our Voraxial Separators and Voraxial Separator Systems. While we cannot provide any reasonable assurances, we believe a percentage of these negotiations will be consummated, resulting in increasing revenues to the Company.

We are receiving inquiries from customers in various industries. Even though customers from various industries can utilize the Voraxial, we are currently focused on developing market channels to penetrate the oil and gas exploration and production market and more specifically, the produced water market. The Company believes that revenues from this industry will continue to increase in 2013 and beyond.  We have completed multiple projects to date with the Voraxial® Separators (both offshore platforms and onshore production facilities) including units to PDVSA, Occidental, Transocean, Tetra Technologies, ConocoPhillips, Repsol, and the US Navy. We are in dialogue with other companies to conduct similar projects in 2013 and 2014.

We also believe that our technology could have a significant impact on oil spill recovery. Following the 2010 Deepwater Horizon oil spill in the Gulf of Mexico we were included in British Petroleum RAT (Rapid Attack Team) Pack program. The “RAT Pack” program is a fleet of local commercial, shallow draft, nimble and fast moving vessels operating under the Vessels of Opportunity program.

During 2010, we finalized the development of the Submersible Voraxial Separator for oil spill recovery, which enables the operator to separate oil from water in the ocean. By conducting the separation in the ocean, management believes that vessels can skim ten times more oil since the amount of water collected in a vessel’s holding tank is reduced by up to 90%. The collected oil will be discharged into a holding tank while the clean water remains in the ocean. This differs substantially from the current methods of skimming large volumes of oil/water mixture and then conducting the separation on vessel. Implementing this new method enables the vessels to process significantly more volume of skimmed oil/water mixture, collect more oil, capture a higher concentration of oil and remain in operation longer. We filed 3 patents related to oil spill recovery.

Due to the exposure from the various petroleum industry related trade shows and the initial sales, trials and demonstrations conducted over the past several years, the Company is now in discussions with various oil companies for purchase of units and to conduct additional trials. The Company is also in discussion with several oil service companies interested in developing a relationship with the company to market the Voraxial® Separator within the industry. We anticipate that some of these opportunities will materialize in 2013 and 2014.

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

                                                                      Product and Capacity Range

 Model                                        Diameter                               Capacity Range
Number                                           Size                              Gallons Per Minute
Voraxial®1000                                      1 inch                                      3 - 5
Voraxial®2000                                      2 inches                                   20 - 70
Voraxial®4000                                      4 inches                                 100 - 500
Voraxial®8000                                      8 inches                              1,000 - 3,500

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

Marketing

Management continues to implement a sales and marketing program to stimulate awareness of the Voraxial® Separator. Management is developing relationships with oil service companies and representatives to promote the Voraxial to oil industry customers. We have presented the Voraxial® Separator at several prominent trade shows in the past fiscal year. The Company will exhibit the Voraxial® Separator at additional tradeshows in 2013.

Sources and availability of raw materials

The materials needed to manufacture our Voraxial® Separator have been provided by leading companies in the industry including Motion Industries, MSC, and Baldor Electric Co., among other suppliers. We do not have any long term contracts with these entities. We do not anticipate any shortage of component parts.

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

Research and development

We have spent approximately $75,009 and $472,171, respectively, during year ended December 31, 2012 and 2011, on product research and development. The Company has finalized the development of the Voraxial® Separator. However, we continue to make modifications to the Voraxial Separator. The Company spent additional R&D on oil spill recovery as a result of the Wendy Schmidt Oil Spill XChallenge during 2011. The Company filed additional patents related to the oil spill recovery market during 2010.

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

In October 2012,, the Company entered into a three (3) year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. The lease is approximately $6,721 per month.

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

Our common stock is traded on the OTC Markets under the symbol “EVTN”. The range of high and low bid quotations below are provided by the OTC Markets. On March 21, 2013, the closing price for our common stock was $0.17. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Bid Quotations

Quarter Ended	High	Low

March 31, 2011	$0.399	$0.262
June 30, 2011	$0.380	$0.265
September 30, 2011	$0.300	$0.250
December 31, 2011	$0.290	$0.080

March 31, 2012	$0.299	$0.090
June 30, 2012	$0.270	$0.140
September 30, 2012	$0.185	$0.106
December 31, 2012	$0.235	$0.150

Holders
As of December 31, 2012, there were approximately 800 holders of record of our common stock outstanding. Our transfer agent is Jersey Transfer & Trust Company, Inc., Post Office Box 36, Verona, New Jersey 07044.

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

Recent Sales of Unregistered Securities

Except for those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, during the period covered by this report, we have not sold any securities without registration under the Securities Act of 1933, as amended, during the period covered by this report.

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

Year ended December 31, 2012 compared to year ended December 31, 2011

Revenue

We continued to focus our efforts and resources to the manufacturing, assembling, marketing and selling of the Voraxial® Separator. Revenues for the year ended December 31, 2012 decreased by $1,367,795 to $773,368 or approximately 63% from $2,141,163 for the year ended December 31, 2011. We believe the decrease in revenues corresponds to fluctuations in sales as oppose to a decrease in customer interest in the Voraxial.  We received additional orders in excess of $800,000 in 2012 that will be recognized as revenue in 2013 as the products are shipped. If we include these orders with our 2012 revenues, our 2012 revenues would have decreased by only approximately 26% as compared to 2011. With the increased exposure and awareness of the Voraxial, we are completing more projects and are reviewing more inquiries and projects over the past 2 years than at any other time in our history. We believe the dissemination of data from previously installed Voraxial is creating an increase awareness and demand for the Voraxial. Management believes the increased awareness and deployments will contribute to an increase in 2013 and 2014 revenues. Revenues in 2012 and 2011 were a result of sale of the Voraxial Separator and auxiliary equipment and parts, lease orders and trials for customers interested in buying the Voraxial Separator.  Management believes the interest for the Voraxial Separator for liquid/liquid, liquid/solid and liquid/liquid/solid separation is increasing in the oil exploration and production industry. We believe that the relationships we are building will lead to increase Voraxial deployments. We believe we have increased the exposure and awareness of the Voraxial Separator through our marketing programs and expect to increase revenues from the sale and lease of the Voraxial Separator in 2013.

Cost of goods sold decreased to $389,754 for the year ended December 31, 2012 from $819,605 during the year ended December 31, 2011 or an decrease of $429,851 or approximately 52%. The decrease in cost of goods sold was directly related to our decrease in sales of the Voraxial Separator.

Costs and expenses

Costs and expenses decreased by approximately 20% or $489,241 to $1,871,364 for the year ended December 31, 2012 as compared to $2,360,605 for the year ended December 31, 2011. Our cost and expenses decreased due to a decrease in general and administrative expenses and a decrease in research and development. The decreases were partially offset by increases in consulting expenses.

General and administrative expenses

General and Administrative expenses decreased by approximately 43% or $335,727 to $437,649 for the year ended December 31, 2012 from $773,376 for the year ended December 31, 2011. The decrease was primarily due to a decrease in legal and professional fees, better control over expenses and a decrease in marketing and sales expenses.

Consulting and Payroll Expenses

Consulting expenses increased by approximately 30% or $203,347 to $869,568 for the year ended December 31, 2012 from $666,221 for the year ended December 31, 2011. The increase was primarily due to non cash expenses associated with the issuance of options to employees and consultants.  Payroll expense remained fairly constant at $489,138 for the year ended December 31, 2012 as compared to $448,837 for the year ended December 31, 2011.  The majority of payroll expenses for both periods consists of non cash expenses associated with the issuance of options and common stock in satisfaction of salaries payable to the Company’s officers.

Research and development expenses

Research and Development (R&D) expenses decreased by approximately 84% or $397,162 to $75,009 for the year ended December 31, 2012 from $472,171 for the year ended December 31, 2011. The R&D conducted by the Company over the past two years resulted with the Company upgrading the Voraxial Separator and filing additional patents. As the Voraxial is complete, the R&D is predominantly for activities in the oil and gas industry. The Company spent additional R&D on oil spill recovery as a result of the Wendy Schmidt Oil Spill XChallenge during 2011. The Company filed additional patents related to the oil spill recovery market during 2010.

Liquidity and capital resources

At December 31, 2012, we had working capital (deficiency) of $(469,978), cash of $425,309 and an accumulated deficit of $15,155,968. For the year ended December 31, 2012, we had a net loss from operations of $1,496,138. Operating at a loss for the year negatively impacted our cash position; however we were cash flow positive throughout the year.  We believe that including our current cash resources and anticipated revenue to be generated by our Voraxial® Separators, we will have sufficient resources to continue business operations for the next twelve months. To the extent that these resources are not sufficient to sustain current operating activities, we may need to seek additional capital, or adjust our operating plan accordingly.

Continuing losses

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern.

The Company has experienced net losses, has a working capital and stockholders’ deficit. There is no assurance that the Company's developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve significant revenues. If the Company is unable to successfully commercialize its Voraxial Separator, it is unlikely that the Company could continue its business. Therefore, substantial doubt exists about the ability of the Company to continue as a going concern.  The Company may require the infusion of capital until operations become profitable. During 2013, the Company may seek additional capital in the event it is unable to increase sales of the Voraxial Separator or continue to restrict expenses.

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

Recent Accounting Pronouncements

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2012. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

Risk Factors

Our independent auditors have raised substantial doubt about our ability to continue as a going concern.

Our independent auditors have included in their audit report an explanatory paragraph that states that our continuing losses from operations raises substantial doubt about our ability to continue as a going concern.

We have not yet generated significant revenues from the Voraxial Separator. The revenues and income potential of our business and the markets of our separation technology are unproven. We have incurred operating losses since our inception, and we will continue to incur net losses until we can produce sufficient revenues to cover our costs. At December 31, 2012, we had an accumulated deficit of $15,155,968, including a net loss of $1,496,138 for the year ended December 31, 2012. Even if we achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Revenues from four customers accounted for approximately 75% and revenues from three customers accounted for approximately 85% of our revenues during 2011 and 2012, respectively. We do not have any contracts with these customers. If these customers fail to order additional products or we are unable to attract new customers, it could have an adverse effect on our financial condition and results of operations.

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

We are dependent on key personnel.

We are dependent upon the availability and the continued performance of the services of John A. DiBella. The loss of the services of John A. DiBella could have a material adverse effect on us. In addition, the availability of skilled personnel is extremely important to our growth strategy and our failure to attract and retain such personnel could have a material, adverse effect on us. We do not currently maintain any key man life insurance covering Mr. DiBella or any of our employees.

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

As of December 31, 2012, the Company has approximately 9,285,503 shares of authorized, but unissued Common Stock. In addition, the Company has reserved approximately 12,000,000 shares for outstanding options. Therefore the Company has limited shares of common stock which otherwise could be sold to meet future financing needs and does not have a sufficient number of shares reserved in the event of the exercise of all of the Company’s outstanding options.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2012. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees.

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

Name	Age	Position

John A. DiBella	41	Chief Executive Officer, Chief Financial Officer and Director

John A. DiBella has served as an employee of our Company since January 2002 and a member of the Board of Directors since August 2006. Since November 2011 he has served as chief executive officer and chief financial officer. From 2000 through January 2002 Mr. DiBella provided consulting services to our Company. Mr. DiBella was promoted from Chief Operating Officer to President in November 2011. Mr. DiBella co-founded and served as President of PBCM, a financial management company located in New Jersey from 1997 to 1999. Prior to co-founding PBCM, Mr. DiBella worked for Donaldson, Lufkin and Jenrette, a NYSE member firm.

Board of Directors and Committees

During the year ended December 31, 2012, our board of directors held 7 meetings.

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

Code of Ethics

During the year ended December 31, 2003 we adopted a code of ethics. The code of ethics was filed with the Company’s Form 10-KSB annual report for the year ended December 31, 2003. The code of ethics may be obtained by contacting the Company’s executive offices. The code applies to our officers and directors. The code provides written standards that are designed to deter wrongdoing and promote: (i) honest and ethical conduct; (ii) full, fair, accurate, timely and understandable disclosure; (iii) compliance with applicable laws and regulations; (iv) promote reporting of internal violations of the code; and (v) accountability for the adherence to the code.

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

Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. These persons are required by SEC regulation to furnish us with copies of these reports they file. To our knowledge, based solely on a review of the copies of reports furnished to us, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with on a timely basis for the period which this report relates, except our chief executive officer failed to file a Form 4 during January 2012 to disclose the vesting and acceleration of certain options and common stock.

Item 11.	Executive compensation

The table below sets forth compensation for the past two years awarded to, earned by or paid to our chief executive officer and each executive officer whose compensation exceeded $100,000 for the years ended December 31, 2012 and December 31, 2011 (the “Named Executives”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John A. DiBella	2012	$305,000(4)	--	--	$615,668(5)	--	--	--	$920,668
President, Chief Executive Officer and Chief Financial Officer*	2011	$305,000(6)	--	--	$168,740(7)	--	--	--	$473,740

Alberto DiBella	2011	$305,000(2)	--	--	$168,740(3)	--	--	--	$473,740
Former President and Chief Financial Officer*

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

(2)	$186,000 was deferred in 2011.
(3)
On November 14, 2011, Alberto DiBella was issued options to purchase 1,900,000 shares of common stock in satisfaction of $168,740 accrued salary and expenses payable to Mr. DiBella, including salary deferred. See below for further description of the options.

(4)	$80,000 paid and remaining amount accrued.
(5)
On January 1, 2012, the Company extended the expiration date of an aggregate of 5,800,000 options held by Mr. DiBella to various dates in 2017 and 2018. In addition, the exercise price of options to purchase 1,000,000 shares was reduced from $0.40 per share to $0.18 per share and the exercise price of options to purchase 2,800,000 shares was reduced from $0.68 per share to $0.18 per share.

(6)	$209,000 was accrued in 2011.
(7)
On November 14, 2011, John A. DiBella was issued options to purchase 1,900,000 shares of common stock in satisfaction of $168,740 accrued salary and expenses payable to Mr. DiBella, including salary deferred. See below for further description of the options.

Outstanding Equity Awards At December 31, 2012

Listed below is information with respect to unexercised options for each Named Executive as of December 31, 2012.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other rights That Have Not Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($)	(#)	($)

John DiBella	2,000,000	--	$0.15	1/31/2017(1)	--	--	--	--
	1,000,000	--	$0.18(2)	6/30/2017(2)	--	--	--	--
	2,800,000	--	$0.18(3)	6/2/2018(3)	--	--	--	--
	1,900,000	--	$0.15	11/14/2016	--	--	--	--

(1)	Effective January 1, 2012, the expiration date of the options was extended to January 31, 2017.
(2)	Effective January 1, 2012, the expiration date of the options was extended to June 30, 2017 and the exercise price was reduced from $0.40 to $0.18.
(3)	Effective January 1, 2012, the expiration date of the options was extended to June 2, 2018 and the exercise price was reduced from $0.68 to $0.18.

Employment agreements

Our executive officer does not currently have a written employment agreement with the Company.

For the years ended December 31, 2012 and 2011, the Company incurred salary expenses from the Chief Executive Officer of the Company of $305,000. For the year ended December 31, 2012, $80,000 has been paid. The unpaid balance has been accrued and as of December 31, 2012 and 2011, the accrued salary is $476,107 and $251,107, respectively. As of December 31, 2012 and 2011, the Company owes its former chief executive officer $158,898.

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

Beneficial Ownership

The table below sets forth information with respect to the beneficial ownership of our securities as of March 28, 2013 by: (1) each person known by us to be the beneficial owner of five percent or more of our outstanding securities, and (2) executive officers and directors, individually and as a group. Unless otherwise indicated, we believe that the beneficial owner has sole voting and investment power over such shares. As of March 28, 2013, we had 33,464,497 shares of common stock issued and outstanding. Unless otherwise noted below, the address for each shareholder is 821 NW 57th Place, Fort Lauderdale, Florida 33309.

Name and Address of                                                                   Number of Shares                                   Percentage of
  Beneficial Owner                                                                        Beneficially Owned                                     Ownership

Estate of Alberto DiBella (1)                                                               6,095,500(1)                                           16.4%

John A. DiBella                                                                                 10,059,000(2)                                           24.4%

All officers and directors                                                                    10,064,000(2)                                           24.4%
as a group (1 person)

(1)           Voting and dispositive control held by Adele DiBella. Includes 2,295,500 shares of common stock. Includes 1,900,000 shares of common stock underlying options exercisable at $0.18 that expire June 12, 2015. Also includes options to purchase 1,900,000 shares of common stock, exercisable at $0.15 per share, on a cashless basis that expire on November 16, 2016.

(2)           Includes 2,364,000 [shares of common stock. Includes options to purchase (i) 2,000,000 shares of common stock at $0.15 per share that expire on January 1, 2017; (ii) 1,000,000 shares of common stock at $0.18 per share that expire on June 30, 2017; (iii). 1,900,000 shares of common stock, exercisable at $0.15 per share on a cashless basis that expire on November 16, 2016; and (iv) 2,800,000 shares of common stock underlying options exercisable at $0.18 per share that expire on June 2, 2018. Excludes 100,000 shares held in trust for the benefit of his minor children.

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
                      outstanding options,                               outstanding options,            plans (excluding securities
                                                          warrants and rights                                warrants and rights                 reflected in 1st column)

Equity compensation plans
  approved by security holders                                          0                                                  N/A                                         0

Equity compensation plans not
 approved by security holders                           12,000,000                                              $0.170                                         0

Total                                                    12,000,000                                                                                                  0

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Company has no independent directors.

For the year ended December 31, 2011, the Company incurred consulting expenses from Alberto DiBella, its former chief executive officer, of $305,000. Of these amounts, $119,000 has been paid for the year ended December 31, 2011.  The unpaid balance has been included in accrued expenses. Alberto DiBella retired in November, 2011.

For the years ended December 31, 2012 and 2011, the Company incurred salary expenses from the Chief Executive Officer of the Company of $305,000. For December 31, 2012, $80,000 has been paid during the year. The unpaid balance has been included in accrued expenses- related party. As of December 31, 2012 and 2011, the accrued salary is $483,039 and $251,107, respectively.

PART IV.

Item 14.	Principal Accountant Fees and Services

Year ended December 31, 2012

Audit Fees:  The aggregate fees, including expenses, billed by Liggett Vogt & Webb, P.A., our current principal accountant in connection with the audit of our consolidated financial statements for the fiscal years ended December 31, 2012 and 2011 and for the review of our financial information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and 2011 was $26,800 and $16,000.

Audit Related Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the audit for the years ended December 31, 2012 and 2011 were $-0-.

Tax Fees: The aggregate fees, billed by our principal accountant for services reasonably related to tax services during the years ended December 31, 2012 and 2011 were $-0-.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant during years 2012 and 2011 was $-0-.

Item 15.	Exhibits and Financial Data Schedules

(a)       Exhibit No.      Description of Exhibit

2	Plan of Merger (1)
3(i)	Articles of Incorporation (1)
3(ii)	Bylaws (1)
4	Share Certificate (1)
14	Code of Ethics (2)
21	Subsidiaries (1)
31.1	Rule 13a-14(a)/15d-4(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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
April 1, 2013

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

By: /s/ John A. DiBella
John A. DiBella, Director
April 1, 2013

INDEX TO FINANCIAL STATEMENTS

ENVIRO VORAXIAL TECHNOLOGY, INC.
CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

PAGE	F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-3	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2012 AND 2011

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

PAGE	F-5	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

PAGE	F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

PAGES	F-7 – F-17	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Enviro Voraxial Technology, Inc.

We have audited the accompanying consolidated balance sheets of Enviro Voraxial Technology, Inc. and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Enviro Voraxial Technology, Inc. and subsidiary as of December 31, 2012 and 2011 the results of its operations and its cash flows for the two years then ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B to the financial statements, the Company has a net loss of $1,496 for the year ended December 31, 2012 and a working capital deficit of $469,978 and stockholders’ deficit of $359,572 as of December 31, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note B.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIGGETT, VOGT & WEBB P.A.
Certified Public Accountants

Boynton Beach, Florida
April 1, 2013

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 425,309	$ 147,198
Accounts receivable, net	41,580	375,463
Prepaid stock compensation	21,000	266,000
Inventory, net	315,755	327,314
Total current assets	803,644	1,115,975

FIXED ASSETS, NET	100,380	135,681

OTHER ASSETS	10,026	13,695

Total assets	$ 914,050	$ 1,265,351

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 631,685	$ 311,240
Accrued expenses- related party	641,937	410,006
Current portion of note payable	−	32,107
Total liabilities	1,273,622	753,353

COMMITMENTS AND CONTINGENCIES (See note J)

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 42,750,000 shares authorized;
33,464,497 and 32,864,497 shares issued and outstanding
as of December 31, 2012 and 2011, respectively	33,465	32,865
Additional paid-in capital	14,762,931	14,138,963
Accumulated deficit	(15,155,968)	(13,659,830)
Total shareholders' equity (deficit)	(359,572)	511,998
Total liabilities and shareholders' equity (deficit)	$ 914,050	$ 1,265,351

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011

Revenues, net	$ 773,368	$ 2,141,163

Cost of goods sold	389,754	819,605

Gross profit (loss)	383,614	1,321,558

Costs and expenses:
General and administrative	437,649	773,376
Consulting expenses	869,568	666,221
Payroll expenses	489,138	448,837
Research and development	75,009	472,171

Total costs and expenses	1,871,364	2,360,605

Loss from operations	(1,487,750)	(1,039,047)

Other (income) expenses:
Interest expense	(8,388)	(5,242)

Total other expense	(8,388)	(5,242)

Loss before provision for income taxes	(1,496,138)	(1,044,289)

Provision for income taxes	-	-

NET LOSS	$ (1,496,138)	$ (1,044,289)

Weighted average number of common shares
outstanding-basic and diluted	33,179,789	32,069,349

Loss per common share - basic and diluted	$ (0.05)	$ (0.03)

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance - December 31, 2010	31,590,497	$ 31,591	$ 13,479,038	$ (12,615,541)	$ 895,088

Issuance of common stock	800,000	800	199,200	-	200,000
Issuance of common stock for consulting services	300,000	300	74,700	-	75,000
Issuance of common stock for consulting services	174,000	174	48,546	-	48,720
Issuance of common stock options for accrued salaries	-	-	337,479	-	337,479
Net loss	-	-	-	(1,044,289)	(1,044,289)

Balance - December 31, 2011	32,864,497	32,865	14,138,963	(13,659,830)	511,998

Issuance of common stock for consulting services	250,000	250	24,750	-	25,000
Issuance of common stock for consulting services	100,000	100	9,900	-	10,000
Revaluation of stock issued for deferred compensation	-	-	475,019	-	475,019
Stock compensation expense	-	-	69,549	-	69,549
Issuance of common stock for consulting services	250,000	250	44,750		45,000

Net Loss	-	-		(1,496,138)	(1,496,138)

Balance - December 31, 2012	33,464,497	$ 33,465	$ 14,762,931	$ (15,155,968)	$ (359,572)

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(1,496,138)	$(1,044,289)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	35,301	22,648
Provision for obsolete inventory	-	164,393
Provision for bad debt	-	240,000
Deferred compensation	245,000	589,000
Issuance of common stock for consulting services	624,568	123,719
Changes in assets and liabilities:
Accounts receivable	333,883	(337,827)
Inventory	11,559	(285,144)
Other Assets	3,669	-
Accounts payable and accrued expenses	552,376	71,643

Net cash provided by (used in) operating activities	310,218	(455,857)

Cash Flows From Financing Activities:
Repayments toward notes payable	(32,107)	(39,757)
Proceeds from sales of common stock	-	200,000

Net cash provided by (used in) financing activities	(32,107)	160,243

Net increase (decrease) in cash and cash equivalents	278,111	(295,614)

Cash and cash equivalents, beginning of period	147,198	442,812

Cash and cash equivalents, end of period	$425,309	$147,198

Supplemental Disclosures

Cash paid during the year for interest	$8,388	$5,242
Cash paid during the year for taxes	$-	$-

Non-cash investing and financing activities:
Common Stock issued for conversion of accrued salary	$-	$337,479

The accompanying notes are an integral part of the consolidated financial statements.

Enviro Voraxial Technology, Inc.
Note to Consolidated Financial Statements
December 31, 2012 and 2011

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

Florida Precision Aerospace, Inc. (FPA) is the wholly- owned subsidiary of the Company and is used to manufacture, assemble and test the Voraxial Separator.

NOTE B - GOING CONCERN

The Company has experienced recurring losses and a working capital and stockholders’ deficit as of December 31, 2012. There is a substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company's sales and marketing efforts will be successful enough to achieve a level of revenue sufficient to provide cash inflows to sustain operations; however the Company has begun commercializing the Voraxial and is experiencing an increase in revenues that management believes will continue in 2013. The Company will continue to require the infusion of capital until operations become profitable. During the remainder of 2013, the Company anticipates seeking additional capital for growth and increasing sales of the Voraxial Separator. As a result of the above, there is substantial doubt about the entities ability to continue as a going concern and the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company, Enviro Voraxial Technology, Inc., and its wholly-owned subsidiary, Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the valuation of deferred tax assets, the allowances for doubtful accounts, allowance for inventory impairment and estimated warranty costs. Actual results may differ.

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

Enviro Voraxial Technology, Inc.
Note to Consolidated Financial Statements
December 31, 2012 and 2011
(continued)

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. As of December 31, 2012 there was $404,070 of deposits from customers.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually three to twelve months.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The company maintains allowances for doubtful accounts for estimated losses. The company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is a doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, and its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collections. At December 31, 2012 and 2011, the Company has $0 and $240,000 in the allowance for doubtful accounts, respectively.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at December 31, 2012 and 2011, approximate their fair value because of their relatively short-term nature.

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of December 31, 2012 and 2011.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of December 31, 2012 and 2011.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of December 31, 2012 and 2011.

Enviro Voraxial Technology, Inc.
Note to Consolidated Financial Statements
December 31, 2012 and 2011
(continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate limits.

Inventory

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of December 31, 2012, there were two units held by third parties.

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

Such equity instruments may have a dilutive effect in the future and include the following potential common shares:
	2012	2011
Warrants	−	400,000
Stock options	12,800,000	12,850,000
	12,800,000	13,250,000

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

Research and Development Expenses

Research and development costs, which includes travel expenses, consulting fees, subcontractors and salaries are expensed as incurred. There was $75,009 and $472,171 in research and development costs during December 31, 2012 and 2011, respectively.

Enviro Voraxial Technology, Inc.
Note to Consolidated Financial Statements
December 31, 2012 and 2011
(continued)

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses. There was $25,139 and $69,006 in advertising costs during December 31, 2012 and 2011, respectively.

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

Equity instruments issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees.  In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has no such assets and, therefore, no impairments of long-lived assets were recorded as of December 31, 2012 and 2011.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company's net loss or cash flows.

NOTE D – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

Enviro Voraxial Technology, Inc.
Note to Consolidated Financial Statements
December 31, 2012 and 2011
(continued)

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2012. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

NOTE E- INVENTORY

Inventory as of December 31 consists of:
	2012	2011
Raw Materials	$220,755	$193,314
Work in Progress	-	-
Finished Goods	95,000	134,000
Total	$315,755	$327,314

NOTE F - FIXED ASSETS

Fixed assets as of December 31 consists of:

	2012	2011
Machinery and equipment	$495,372	$495,372
Furniture and fixtures	14,498	14,498
Autos and Trucks	5,294	5,294
Total	515,164	515,164
Less: accumulated depreciation	(414,784)	(379,483)
Fixed Assets, net	$100,380	$135,681

Depreciation expense amounted to $35,301 and $22,648 for the years ended December 31, 2012 and 2011 respectively.

NOTE G – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Significant components of accounts payable and accrued expenses at December 31, consists of:

	2012	2011
Trade payables and accrued expenses	$227,615	$265,740
Customer deposits	404,070	45,500
	$631,685	$311,240

Enviro Voraxial Technology, Inc.
Note to Consolidated Financial Statements
December 31, 2012 and 2011
(continued)

NOTE H – NOTES PAYABLE

		2012		2011
Notes payable to finance companies, due in monthly installments of $3,695, including principal and interest at prime plus .25% collateralized by certain equipment	$	−		$32,107
Less current portion		−		(32,107)
Long term debt	$	−	$	−

The Company has recorded interest expense of $1,147 and $5,242 for the year ended December 31, 2012 and 2011, respectively.

NOTE I - RELATED PARTY TRANSACTIONS

For the years ended December 31, 2012 and 2011, the Company incurred salary expenses from the Chief Executive Officer of the Company of $305,000. For December 31, 2012, $80,000 has been paid for the year. The unpaid balance has been included in accrued expenses- related party. As of December 31, 2012 and 2011, the accrued salary is $483,039 and $251,107, respectively. As of December 31, 2012 and 2011, the Company owes the former CEO $158,898, which is also included in accrued expenses- related party.

NOTE J - CAPITAL TRANSACTIONS

Common stock

Effective April 30, 2010, the Company issued restricted stock grants to acquire an aggregate of 1,100,000 shares of restricted common stock to John DiBella and 300,000 stricted shares to an employee. The shares subject to the grant are subject to forfeiture as follows: 300,000 shares on April 30, 2013, 400,000 shares on April 30, 2014 and 200,000 shares on April 30, 2015, in the event they are no longer full time employees on such dates. The remaining 300,000 stock grants were subject to forfeiture as follows: (1) 100,000 shares on April 30, 2012 (2) 100,000 shares on April 30, 2013, and (3) 100,000 shares on April 30, 2014. The stock grants were valued at $.38 per share and are amortized over the term of the stock grant. The securities may not be transferred absent registration or applicable exemption. On January 1, 2012, the Company vested 100% of the remaining unvested shares to John DiBella and recorded an expense of $209,000. The Company recorded the remaining unvested shares as prepaid expense of $19,000. As of December 31, 2012, the Company also recorded an expense of $38,000 for the employee portion of the vested shares and a prepaid expense of $19,000.

On July 22, 2011, the Company issued an aggregate of 300,000 shares of common stock to two consultants in consideration for marketing services.  The shares were valued using the fair value of the shares on the date of issuance of $0.25 per share, for a total of $75,000.

On July 28, 2011, the Company issued 75,000 shares of common stock to a consultant in consideration for advisory services.  The shares were valued using the fair value of the shares on the date of issuance of $0.28 per shares for a total of $21,000.

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

Enviro Voraxial Technology, Inc.
Note to Consolidated Financial Statements
December 31, 2012 and 2011
(continued)

During the year ended December 31, 2011, the Company sold an aggregate of 800,000 shares of common stock and warrants to purchase an aggregate of 400,000 shares of common stock for $200,000, ($0.25, per share) to five investors.  The warrants are exercisable at $0.60 per share through September 30, 2012.

On January 1, 2012, the Company issued an aggregate of 100,000 shares of common stock to a consultant in consideration of services to be provided for 18 months with a fair value of $10,000. The expense will be amortized over the life of the agreement. The Securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. The securities may not be transferred absent registration or applicable exemption. As of December 31, 2012 the Company has $2,000 in prepaid stock compensation.

On January 1, 2012, the Company issued 250,000 shares of common stock to a consultant in consideration for consulting services with a fair value of $25,000. The expense was amortized over the six month life of the agreement. The shares of common stock were issued under the exemption from registration provided by Section 4(2) of the Securities Act. The shares issued contain a legend restricting their transferability absent registration or applicable exemption. These shares were fully earned as of December 31, 2012.

On July 1, 2012, the Company entered into a six month agreement with a consultant. As compensation for services provided, the Company issued 250,000 shares of common stock, with a fair value of $45,000. The expense is amortized over six month life of the agreement. As of December 31, 2012 these shares were fully earned.

Warrants and Options

In September 2011 the Company issued 400,000 warrants to investors to purchase an aggregate of 400,000 shares of common stock for a period of one year. The warrants expired in September 2012. The purchase price of these warrants are $0.60 per share. The Company calculated the fair value of the extended warrants by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 55%; risk-free interest rate of 5% and an expected life of one year.

Information with respect to warrants outstanding and exercisable at December 31, 2012 is as follows:

	Number Outstanding	Range of Exercise Price	Number Exercisable

Balance, December 31, 2010	2,024,982	$0.83	2,024,982
Issued	400,000	$0.60	400,000
Expired	(2,024,982)	$0.83	(2,024,982)
Balance, December 31, 2011	400,000	$0.60	400,000
Issued	0	-	0
Expired	(400,000)	$0.60	(400,000)
Balance, December 31, 2012	-	-	-

Effective June 2, 2010, the Company issued options to Alberto DiBella and John DiBella to purchase 1,900,000 and 2,800,000 shares of restricted common stock, respectively. The options were exercisable at $0.68 per share for a period of three years from vesting date. The options contain a cashless exercise provision and vest in three annual tranches. Of the options issued to Alberto DiBella, 1,700,000 are exercisable commencing January 30, 2011, 100,000 are exercisable commencing January 30, 2012 and 100,000 are exercisable commencing January 30, 2013. Of the options issued to John DiBella, 2,600,000 are exercisable commencing on January 30, 2011; 100,000 are exercisable on January 30, 2012; and 100,000 are exercisable commencing January 30, 2013. The options were issued in satisfaction of accrued salary and expenses payable to John DiBella and Alberto DiBella in the approximate amounts of $1,046,000 and $693,000, respectively. The securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. The securities may not be transferred absent

Enviro Voraxial Technology, Inc.
Note to Consolidated Financial Statements
December 31, 2012 and 2011
(continued)

registration or applicable exemption. In 2011, all options issued to Alberto DiBella in 2010 were vested. Effective January 1, 2012, the expiration date of the options issued to John DiBella was extended to June 2, 2018, and the exercise price of the options issued to John DiBella was reduced to $0.18 per share.

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

We used the following assumptions for options granted during the three months ended March 31, 2012:

Expected volatility: 115.31%
Expected lives: 3.5 to 5 Years
Risk-free interest rate: 0.490% - 0.8990%
Expected dividend yield: None

Information with respect to options outstanding and exercisable at December 31, 2012 is as follows:

	Number Outstanding	Range of Exercise Price	Number Exercisable

Balance, December 31, 2010	9,050,000	-	-
Issued	3,800,000	$0.15	6,250,000
Exercised	-	-	-
Expired	-	-	-
Balance, December 31, 2011	12,850,000	-	-
Issued	950,000	$0.20	12,650,000
Expired	(1,000,000)	$(0.40)	-
Balance, December 31, 2012	12,800,000	-	12,700,000

The following table summarizes information about the stock options outstanding at December 31, 2012:

Exercise Price	Number Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2012	Weighted Average Exercise Price
$0.15	5,800,000	5.58	0.15	5,800,000	$0.15
$0.18	6,050,000	4.18	0.18	5,950,000	$0.18
$0.20	950,000	4.03	0.20	950,000	$0.20
	12,800,000	-	-	12,700,000

Enviro Voraxial Technology, Inc.
Note to Consolidated Financial Statements
December 31, 2012 and 2011
(continued)

NOTE K - COMMITMENTS AND CONTINGENCIES

Litigation

On or about November 17, 2011, a claim was filed in the Broward County Circuit Court in Fort Lauderdale, Florida against the company by Raw Energy Tech, LLC. The plaintiff alleges oral contract between the parties for the alleged design, fabrication and construction of a prototype power pack. Amount of damages sought are approximately $58,000. We have moved to dismiss the complaint and intend to vigorously defend this action as we believe this claim is without merit. We have accrued an amount in the financial statements to cover our legal expenses as of December 31, 2012.

Operating Lease

In October 2012 the Company entered into a three (3) year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. The lease is approximately $6,721 per month, which includes common area maintenance, taxes and insurance. The Company has the option to terminate the lease with three month’s notice.

Future minimum lease payments for operating leases at December 31, 2012 are as follows:

2013	$ 53,148
2014	53,412
2015(10 months)	45,610
Total minimum lease payments	$ 152,170

NOTE L – MAJOR CUSTOMERS

For the year ended December 31, 2012, three customers accounted for approximately 85% of revenues. For the year ended December 31, 2011, four customers accounted for approximately 89% of revenues.

Major customer concentrations as of and for the year ended December 31, 2012 are as follows:

Customer	Sales Amount	Percent	Accounts Receivable	Percent
A	$350,569	45%	$8,280	20%
B	$203,549	26%	−	−
C	$108,000	14%	−	−
D	−	−	$33,300	80%

Enviro Voraxial Technology, Inc.
Note to Consolidated Financial Statements
December 31, 2012 and 2011
(continued)

Major customer concentrations as of and for the year ended December 31, 2011 are as follows:

Customer	Sales Amount	Percent	Accounts Receivable	Percent
A	$670,000	30%	$357,000	95%
B	$545,000	25%	$19,000	5%
C	$520,000	23%	$0	0%
D	$245,000	11%	$0	0%

NOTE M – INCOME TAX

At December 31, 2012 and 2011 we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an approximate expected rate of 38% and 40.5%, respectively. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has been established at December 31, 2012 and 2011.

The significant components of the deferred tax asset at December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Current Deferred benefit:	$358,076	$127,469
	358,076	127,469
Valuation allowance	(358,076)	(127,469)
(Benefit) provision for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2012	2011

Combined statutory income tax rate	38%	38%

Valuation allowance	(38%)	(38%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The effects of temporary differences that gave rise to deferred tax assets are as follows:

	December 31,
	2012	2011

Net operating loss carry-forward	2,456,845	2,098,769
Valuation allowance	(2,456,845)	(2,098,769)

Deferred income tax asset	$-	$-

Enviro Voraxial Technology, Inc.
Note to Consolidated Financial Statements
December 31, 2012 and 2011
(continued)

The Company has made a 100% valuation allowance of the deferred income tax asset at December 31, 2012, as it is not expected that the deferred tax assets will be realized. The Company has a net operating loss carryforward of $6,528,953 available to offset future taxable income through 2032.

The Company’s federal income tax returns for the years ended December 31, 2010 through December 31, 2012 remains subject to examination by the Internal Revenue Services as of December 31, 2012.

NOTE N - SUBSEQUENT EVENTS

On February 15, 2013 the Company issued options to purchase up to an aggregate of 165,000 shares of common stock to two employees of the Company in consideration for services performed.  The options are exercisable at $0.20 per share and may be exercised on a cashless basis.   The options shall expire at the earlier of (1) February 15, 2018 or (2) the upon the expiration of three calendar months from the date of which employee’s continuous employment by the Company or any of its subsidiaries is terminated, provided that in the event of employee’s death while in the employ of the Company his personal representatives may exercise the option as to any of the vested shares not previously exercised during his lifetime within three months following the date of his death.