Form 10-Q
period 2013-03-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2013-05-15
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

(954) 958-9968
(Issuer's telephone number)

_________________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 15, 2013, we had 33,464,497 shares of our Common Stock outstanding.

PART I.	CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 505,566	$ 425,309
Accounts receivable	58,200	41,580
Inventory	335,598	315,755
Prepaid Stock Compensation	9,500	21,000

Total current assets	908,864	803,644

FIXED ASSETS, NET	94,726	100,380

OTHER ASSETS	10,026	10,026

Total assets	$ 1,013,616	$ 914,050

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 772,117	$ 631,685
Accrued expenses-related party	718,187	641,937

Total liabilities	1,490,304	1,273,622

COMMITMENTS AND CONTINGENCIES (See Note G)	-	-

SHAREHOLDERS' DEFICIT:
Common stock, $.001 par value, 42,750,000 shares authorized; 33,464,497 and 33,464,497 shares issued and outstanding as of March 31, 2013 and December 31, 2012	33,465	33,465
Additional paid-in capital	14,781,916	14,762,931

Accumulated deficit	(15,292,069)	(15,155,968)

Total shareholders' deficit	(476,688)	(359,572)

Total liabilities and shareholders' deficit	$ 1,013,616	$ 914,050

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues, net	$ 296,789	$ 324,363

Cost of goods sold	164,531	91,607

Gross profit (loss)	132,258	232,756

Costs and expenses:
General and administrative	126,383	111,648
Consulting expense	30,486	777,568
Payroll expense	109,687	114,729
Research and development	-	53,433

Total costs and expenses	266,556	1,057,378

Loss from operations	(134,298)	(824,622)

Other (income) expenses:
Interest expense	(1,803)	(608)

Total other expense	(1,803)	(608)

NET LOSS	$ (136,101)	$ (825,230)

Weighted average number of common shares outstanding-basic and diluted	33,464,497	33,114,497

Loss per common share - basic and diluted	$ (0.00)	$ (0.02)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ DEFICIT
(Unaudited)

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance - December 31, 2012	33,464,497	$33,465	$14,762,931	$(15,155,968)	$(359,572)

Amortization of stock issued for deferred compensation			18,985		18,985
Net loss				(136,101)	(136,101)

Balance - March 31, 2013	33,464,497	$33,465	$14,781,916	$(15,292,069)	$(476,688)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Cash Flows From Operating Activities:
Net loss	$ (136,101)	$ (825,230)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation	5,654	5,662
Issuance of common stock for consulting services	30,485	233,000
Options and warrants		544,568
Changes in assets and liabilities:
Accounts receivable	(16,620)	281,215
Inventory	(19,843)	40,567
Accrued expenses-related party	76,250	76,250
Accounts payable and accrued expenses	140,432	(75,145)

Net cash provided by operating activities	80,257	280,887

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:

Repayments toward notes payable		(10,476)

Net cash used in financing activities	-	(10,476)

Net increase in cash and cash equivalents	80,257	270,411

Cash and cash equivalents, beginning of period	425,309	147,198

Cash and cash equivalents, end of period	$ 505,566	$ 417,609

Supplemental Disclosures

Cash paid during the year for interest	$ 1,803	$ 608
Cash paid during the year for taxes	$ -	$ -

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

NOTE A - ORGANIZATION AND OPERATIONS

Organization

Enviro Voraxial Technology, Inc. (the "Company") is a provider of environmental and industrial separation technology. The Company has developed, and now manufactures and sells its patented technology, the Voraxial® Separator, a technology that efficiently separates liquid/liquid, liquid/solid or liquid/liquid/solid fluid streams with distinct specific gravities. Current and potential commercial applications and markets include oil exploration and production, oil refineries, mining, manufacturing, waste-to-energy and food processing industry.

Florida Precision Aerospace, Inc. is the wholly-owned subsidiary of the Company and is used to manufacture, assemble and test the Voraxial Separator.

NOTE B - GOING CONCERN

The Company has experienced net losses and a working capital deficiency. There is no assurance that the Company's sales and marketing efforts will be successful enough to achieve a level of revenue sufficient to provide cash inflows to sustain operations; however, the Company has begun commercializing the Voraxial and is forecast to increase revenues in 2013. The Company may continue to require the infusion of capital until operations become profitable. As a result of the above, there is a substantial doubt about our ability to continue as a going concern and the accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2012, as filed with the SEC. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of March 31, 2013 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. There were no agreements with such provisions as of March 31, 2013.

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of March 31, 2013.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of March 31, 2013.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of March 31, 2013.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate (“FDIC”) limits. As of March 31, 2013, the Company exceeded the FDIC insurance limits by approximately $255,566.

Inventory

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of March 31, 2013, there were such components held by third parties.

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
MARCH 31, 2013 (UNAUDITED)
Net Loss Per Share

Basic and diluted loss per share has been computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. The warrants and stock options have been excluded from the calculation since they would be anti-dilutive.

As of March 31, 2013, such equity instruments may have a dilutive effect in the future and include the following potential common shares:

Stock options	12,965,000
12,965,000

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

Stock-Based Compensation

The Company follows ASC Topic 718 for stock and stock options issued to employees. This statement requires compensation expense relating to share-based payments to be recognized in net income using a fair-value measurement method. Under the fair value method, the estimated fair value of awards is charged to income on a straight-line basis over the requisite service period, which is generally the vesting period.

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)
recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has no such assets and, therefore, no impairments of long-lived assets were recorded as of March 31, 2013.

Reclassifications
Certain amounts from prior periods have been reclassified to conform to current period presentation. These reclassifications had no impact on the Company's net loss or cash flows.
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

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

NOTE E - RELATED PARTY TRANSACTIONS

For the three March 31, 2013, the Company incurred salary expenses from the Chief Executive Officer of the Company of $76,250. Of these amounts, $0 has been paid for the three months ended March 31, 2013. The total unpaid balance as of March 31, 2013, is $552,357 and is included in accrued expenses-related party.

NOTE F - CAPITAL TRANSACTIONS

Common stock

On April 30, 2010, the Company issued an aggregate of 300,000 shares of common stock to consultants in consideration of services to be provided for 36 months with a fair value of $114,000. The expense will be amortized over the life of the agreement. The securities were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act. The securities may not be transferred absent registration or applicable exemption. During the three months ended March 31, 2013, the Company recognized $11,500 of stock compensation expense related to these shares.

Warrants and Stock Options

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

On January 10, 2012, the Company granted 950,000 stock options with a total fair value of $69,549 to an employee and a consultant.  The shares vested immediately and were valued using the Black-Scholes option pricing model. We used the following assumptions for options granted during the three months ended March 31, 2012:

Expected volatility:  115.31%
Expected lives:  5 Years
Risk-free interest rate:  0.86%
Expected dividend yield:  None

In January 2012, the Company modified the terms of 8,050,000 previously issued stock options to officers and employees.  Per ASC Topic 718, this exchange of stock options was treated as a modification. The incremental value of $475,019, measured as the excess of the fair value of the

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

modified award over the fair value of the original award immediately before the modification, and using the Black-Scholes option pricing model, was expensed immediately as all the options vested on the date of the exchange.

On February 15, 2013 the Company issued options to purchase up to an aggregate of 165,000 shares of common stock to two employees of the Company in consideration for services performed. The options are exercisable at $0.20 per share and may be exercised on a cashless basis. The options shall expire at the earlier of (1) February 15, 2018 or (2) the upon the expiration of three calendar months from the date of which employee’s continuous employment by the Company or any of its subsidiaries is terminated, provided that in the event of employee’s death while in the employ of the Company his personal representatives may exercise the option as to any of the vested shares not previously exercised during his lifetime within three months following the date of his death.  We used the following assumptions for options for the three months ended March 31, 2013:

Expected volatility:  128%
Expected lives:  5 Years
Risk-free interest rate:  0.87%
Expected dividend yield:  None

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

Information with respect to options outstanding and exercisable at March 31, 2013 is as follows:

	Number Outstanding	Exercise Price	Number Exercisable

Balance, December 31, 2012	12,800,000	-	12,800,000
Issued	165,000	$0.20	165,000
Expired	-	-	-
Forfeited	-	-	-
Balance, March 31, 2013	12,965,000		12,965,000

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

The following table summarizes information about the stock options outstanding at March 31, 2013:

Exercise Price	Number Outstanding at March 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2013	Weighted Average Exercise Price
0.15	5,800,000	5.34	0.15	5,800,000	0.15
0.18	6,050,000	3.93	0.18	6,050,000	0.18
0.20	1,115,000	3.95	0.20	1,115,000	0.20
Total	12,965,000			12,965,000

NOTE G – COMMITMENTS AND CONTINGENCIES

Litigation

On or about November 17, 2011, a claim was filed in the Broward County Circuit Court in Fort Lauderdale, Florida against the company by Raw Energy Tech, LLC. The plaintiff alleges oral contract between the parties for the alleged design, fabrication and construction of a prototype power pack. Amount of damages sought are approximately $58,000. We have moved to dismiss the complaint and intend to vigorously defend this action as we believe this claim is without merit. We have accrued an amount in the financial statements to cover our legal expenses as of March 31, 2013.

NOTE H – MAJOR CUSTOMERS

During the three months ended March 31, 2013, we recorded 72% of our revenue from Customer A and 20% from Customer B. As of March 31, 2013, 43% of our accounts receivable was due from Customer B and 57% was due from Customer C.

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

Application of Critical Accounting Policies

The Company’s consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Certain accounting policies have a significant impact on amounts reported in the financial statements.  A summary of these significant accounting policies can be found in Note C to the Company’s financial statements in the Company’s 2012 Annual Report on Form 10-K.  The Company has not adopted any significant new policies during the quarter ended March 31, 2013.

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

Results of Operations for the Three Months ended March 31, 2013 and 2012:

Revenue

Our revenues decreased by $27,574 or approximately 9% to $296,789 for the three months ended March 31, 2013, as compared to $324,363 for the three months ended March 31, 2012. The Company believes the decrease in revenues reflects fluctuation in orders processed and does not represent a decrease in demand, as the Company continues to negotiate with potential customers. We believe there is a continued demand for our Voraxial Separators in the oil exploration and production markets and the Company anticipates achieving greater revenue growth in 2013 than in 2012.  We continue to believe the markets for the Voraxial® Separator are developing as companies with high volume water separation problems are becoming aware of the Voraxial.  Interest and request for proposals for applications in other markets are also increasing, specifically from the oil spill, bio-fuel, frac water and mining.  This may result in more revenue generating opportunities for the Company from various market segments.

The Company is currently working on numerous opportunities with customers for refinery, oil spill and produced water, frac water and oil spill applications.  We believe some of these opportunities will result in purchase orders in fiscal year 2013 and 2014.  The projects include the Voraxial 2000 Separator, Voraxial 4000 Separator, Voraxial 8000 and multiple versions of the Voraxial Separator Skid.  We are in discussions to sign representative agreements with oil service companies to promote the Voraxial.  The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in increasing revenues in 2013.

Cost of Goods

Our cost of goods increased by $72,924 or approximately 80% to $164,531 for the three months ended March 31, 2013 as compared to $91,607 for the three months ended March 31, 2012.  This increase is primarily due to the different models sold during the three months ended March 31, 2013.  Our cost of goods continues to be reviewed by management in an effort to obtain the best available pricing while maintaining high quality standards.

Research and Development Expenses

Research and Development expenses decreased by $53,433 or 100% to $0 for the three months ended March 31, 2013, as compared to $53,433 for the previous three months ended March 31, 2012.  As the Company has finalized the development of the Voraxial Separator, research and development expenses have decreased.

General and Administrative Expenses

General and Administrative (“G&A”) expenses increased by $14,735 or approximately 13% to $126,383 for the three months ended March 31, 2013, from $111,648 for the three months ended March 31, 2012.  Our G&A expenses primarily increased in 2013 due to additional expenses incurred for promotion and marketing expenses during the quarter.

Consulting Expenses

Consulting expenses decreased by $747,082 or approximately 96% for the three months ended March 31, 2013, from $777,568 for the three months ended March 31, 2012. Our consulting expenses decreased primarily due to a one time non-cash expense of  $479,019 incurred during the three months ended March 31, 2012 associated with the reduction of exercise prices and extension of exercise terms of previously issued options held by executive officers and consultants and less use of consulting services in the current year.

Payroll Expenses
Payrol expenses decreased by $5,042 or 4% to $109,687 for the three month period ended March 31, 2013 from $114,729 for the three month ended March 31, 2013. Payroll expense decrease was due to normal fluctuations in staffing needs and employee turnover.

Liquidity and Capital Resources:

Cash at March 31, 2013 was $505,566.  Working capital deficit at March 31, 2013 was $581,440 as compared to working capital deficit at December 31, 2012 of $469,978.

At March 31, 2013, the Company had an accumulated deficit of $15,292,069. We experienced positive cash flow in the first quarter and anticipate continuing generating positive cash flow from the Voraxial Separator in 2013.  To the extent such revenues and corresponding cash flows do not continue, we will require infusion of capital to sustain our operations.  We cannot be assured that we will generate revenues that will be self-sustaining.  The Company has funded working capital requirements and intends, if necessary, to fund current working capital requirements through third party financing, including the private placement of securities. We cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.  If the Company is unable to obtain adequate financing or increase its revenues within the next 12 months, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities.

Continuing Losses

We have limited operations and revenues and significant losses to date.  Since 2001, we have encountered expenses in the development of our Voraxial Separators and have had limited sales income from this development.  Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years.  Therefore, there is substantial doubt about our ability to continue as a going concern.  The Company has experienced net losses, has a working capital deficit and sustained cash outflows from operating activities and had to raise capital to sustain operations.  There is no assurance that the Company’s developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve significant revenues.  However, we believe that the exposure received in the past year for the Voraxial Separator has positioned the Company to begin generating sales and supply us with sufficient working capital.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2013.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2013 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources, lack of qualified accounting personnel and limited number of employees.  To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

During the period covered by this report the Company did not issued any unregistered equity securities.

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

Enviro Voraxial Technology, Inc.

By: /s/ John A. Di Bella
   John A. DiBella
   Chief Executive Officer and
   Principal Financial Officer

DATED:  May 15, 2013