Form 10-Q
period 2013-06-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2013-08-14
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 12, 2013, we had 33,464,497 shares of our Common Stock outstanding.

PART I.	CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 435,165	$ 425,309
Accounts receivable	112,800	41,580
Inventory, net	194,425	315,755
Prepaid Stock Compensation	—	21,000

Total current assets	742,390	803,644

FIXED ASSETS, NET	89,071	100,380

OTHER ASSETS	10,026	10,026

Total assets	$ 841,487	$ 914,050

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 352,928	$ 631,685
Accrued Expenses related party	786,437	641,937

Total liabilities	1,139,365	1,273,622

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS' DEFICIT:
Common stock, $.001 par value, 42,750,000 shares authorized; 33,464,497 and 33,464,497 shares issued and outstanding as of June 30, 2013 and December 31, 2012	33,465	33,465
Additional paid-in capital	14,781,916	14,762,931

Accumulated deficit	(15,113,259)	(15,155,968)

Total shareholders' deficit	(297,878)	(359,572)

Total liabilities and shareholders' deficit	$ 841,487	$ 914,050

 See accompanying notes to the unaudited condensed consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues, net	$ 683,812	$ 86,606	$ 980,601	$ 410,970

Cost of goods sold	241,293	8,865	405,824	100,472

Gross profit	442,519	77,741	574,777	310,498

Costs and expenses:
General and administrative	142,508	135,699	268,891	247,347
Consulting expense	9,500	—	39,986	788,068
Payroll expense	109,658	126,303	219,345	241,032
Research and development	—	56,213	—	109,646

Total costs and expenses	261,666	318,215	528,222	1,386,093

Income (Loss) from operations	180,853	(240,474)	46,555	(1,075,595)

Other expenses:
Interest expense	(2,043)	(3,888)	(3,846)	(4,496)

Total other expense	(2,043)	(3,888)	(3,846)	(4,496)

Net Income(loss) before provision for income taxes	178,810	(244,362)	42,709	(1,080,091)

Provision for income taxes	—	—	—	—

NET INCOME (LOSS)	$ 178,810	$ (244,362)	$ 42,709	$(1,080,091)

Weighted average number of common shares outstanding-basic and diluted	33,464,497	33,214,497	33,464,497	33,197,464

Income (loss) per common share - basic and diluted	$ 0.01	$ (0.01)	$ 0.00	$ (0.03)

See accompanying notes to the unaudited condensed consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012

Cash Flows From Operating Activities:
Net Profit (loss)	$ 42,709	$ (1,080,091)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation	11,309	11,324
Stock-based compensation	39,985	788,068
Changes in assets and liabilities:
Accounts receivable	(71,220)	261,942
Inventory	121,330	20,424
Accrued expenses- related party	144,500	142,500
Accounts payable and accrued expenses	(278,757)	(49,590)

Net cash provided by operating activities	9,856	94,577

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Repayments toward notes payable	-	(17,585)

Net cash used in financing activities	-	(17,585)

Net increase in cash and cash equivalents	9,856	76,992

Cash and cash equivalents, beginning of period	425,309	147,198

Cash and cash equivalents, end of period	$ 435,165	$ 224,190

Supplemental Disclosures

Cash paid during the year for interest	$ 3,846	$ 4,496
Cash paid during the year for taxes	$ -	$ -

 See accompanying notes to the unaudited condensed consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

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

NOTE B - GOING CONCERN

Although the company has achieved profitability and positive cash flow for the first six months of 2013, the Company has historically experienced net losses, a working capital deficit, has had negative cash flows from operating activities, and may have to raise capital to sustain operations. There is no assurance that the Company's sales and marketing efforts will be successful enough to achieve a level of revenue sufficient to provide cash inflows to sustain operations; however, the Company is experiencing an increase in revenues that is forecast to continue in 2013 and 2014.  During the remainder of 2013, the Company anticipates seeking additional capital for growth and the increase in sales of the Voraxial Separator. As a result of the above, there is a substantial doubt about our ability to continue as a going concern and the accompanying condensed unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2012 as filed with the SEC. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of June 30, 2013 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company, Enviro Voraxial Technology, Inc., and its wholly-owned subsidiary, Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. There were no agreements with such provisions as of June 30, 2013.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually three to nine months.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at June 30, 2013, approximate their fair value because of their relatively short-term nature.

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of June 30, 2013.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of June 30, 2013.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of June 30, 2013.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate limits.

Inventory

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. Inventory as of June 30, 2013 and December 31, 2012 consists of:

	June 30, 2013	December 31, 2012
Raw Material	$99,425	$220,755
Work in Process	–	–
Finished Goods	95,000	95,000
	$194,425	$315,755

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

Net Income Loss Per Share

Basic and diluted loss per share has been computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. The warrants and stock options have been excluded from the calculation since they would be anti-dilutive, for the three and six months periods ended June 30, 2013 and 2012.

As of June 30, 2013, such equity instruments may have a dilutive effect in the future and include the following potential common shares:

Stock options	12,965,000
12,965,000

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

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

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has no such assets and, therefore, no impairments of long-lived assets were recorded as of June 30, 2013.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

Business Segments

The Company operates in one segment and therefore segment information is not presented.

NOTE D - RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2013, the Company incurred salary expenses from the Chief Executive Officer of the Company of $152,500. Of these amounts, $8,000 has been paid for the six months ended June 30, 2013. The total unpaid balance as of June 30, 2013 is $786,437.

NOTE E - CAPITAL TRANSACTIONS

Common stock

On January 1, 2012, the Company issued an aggregate of 100,000 shares of common stock to a consultant in consideration of services to be provided for 15 months with a fair value of $10,000. The expense will be amortized over the life of the agreement. As of June 30, 2013, the Company expensed $2,000. The securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. The securities may not be transferred absent registration or applicable exemption.

Effective April 30, 2010, the Company issued restricted stock grants to a consultant in consideration of services to be provided for 36 months with a fair value of $114,000. The expense will be amortized over the life of the agreement. As of June 30, 2013, the Company expensed $19,000. The securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. The securities may not be transferred absent registration or applicable exemption.

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

On February 15, 2013 the Company issued options to purchase up to an aggregate of 165,000 shares of common stock to two employees of the Company in consideration for services performed. The options are exercisable at $0.20 per share and may be exercised on a cashless basis. The options shall expire at the earlier of (1) February 15, 2018 or (2) the upon the expiration of three calendar months from the date of which employee’s continuous employment by the Company or any of its subsidiaries is terminated, provided that in the event of employee’s death while in the employ of the Company his personal representatives may exercise the option as to any of the vested shares not previously exercised during his lifetime within three months following the date of his death. We used the following assumptions for options for the six months ended June 30, 2013:

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

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

Information with respect to options outstanding and exercisable at June 30, 2013 is as follows:

	Number Outstanding	Range of Exercise Price	Number Exercisable

Balance, December 31, 2012	12,800,000	$0.15 - $0.20	12,800,000
Issued	165,000	$0.20	165,000
Expired	-	-	-
Forfeited	-	-	-
Balance, June 30, 2013	12,965,000	$0.15 - $0.20	12,965,000

The following table summarizes information about the stock options outstanding at June 30, 2013:

Exercise Price	Number Outstanding at June 30, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2012	Weighted Average Exercise Price
0.15	5,800,000	5.09	0.15	5,800,000	0.15
0.18	6,050,000	3.69	0.18	6,050,000	0.18
0.20	1,115,000	3.70	0.20	1,115,000	0.20
Total	12,965,000	-	-	12,965,000	-

NOTE F – MAJOR CUSTOMERS

During the six months ended June 30, 2013, we recorded 64% of our revenue from Customer A and 22% of our revenue from Customer B, and 12% of our revenue from Customer C. As of June 30, 2013, 70% of our accounts receivable was from Customer C and 30% was from Customer D.

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

Application of Critical Accounting Policies

The Company’s consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Certain accounting policies have a significant impact on amounts reported in the financial statements.  A summary of these significant accounting policies can be found in Note C to the Company’s financial statements in the Company’s 2012 Annual Report on Form 10-K.  The Company has not adopted any significant new policies during the six month period ended June 30, 2013.

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

Results of Operations for the Three Months ended June 30, 2013 and 2012:

Revenue

Our revenues increased by $597,206 or approximately 690% to $683,812 for the three months ended June 30, 2013 as compared to $86,606 for the three months ended June 30, 2012.  The Company believes the increase in revenues reflects a continued growing market for the Voraxial Separator.  The Company believes there is an increasing demand for our Voraxial Separators in the oil exploration and production markets as we are working with a growing number of potential customers both domestically and abroad.  Our Voraxial Separators are being evaluated and/or installed for various niche markets within the oil industry including production facilities, offshore platforms, tar sands and hydraulic fracturing (frac).  We anticipate achieving greater revenue growth in 2013 than in 2012.  We continue to believe the markets for the Voraxial Separator are developing as companies with high volume water separation problems are becoming aware of the Voraxial.  Interest and request for proposals for applications in other markets are also increasing, specifically from the oil spill, bio-fuel, and mining.  This may result in more revenue generating opportunities for the Company from various market segments.

The Company is currently working on numerous opportunities with customers for refinery, produced water, frac water and oil spill applications.  We believe some of these opportunities will result in purchase orders in fiscal year 2013 and 2014.  The projects include the Voraxial 2000 Separator, Voraxial 4000 Separator, Voraxial 8000 and multiple versions of the Voraxial Separator Skid.  We are in discussions to sign representative agreements with oil service companies to promote the Voraxial.  The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in increasing revenues in 2013.

Cost of Goods

Our cost of goods increased by $232,428 or approximately 2621% to $241,293 for the three months ended June 30, 2013 as compared to $8,865 for the three months ended June 30, 2012. This increase is primarily due to the increase in revenues, the different models shipped and the higher percentage of sales versus leases during the three months ended June 30, 2013. Majority of revenues this quarter were a result of sales as compared to 2012 resulting in a higher cost of goods. Our cost of goods continues to be reviewed by management in an effort to obtain the best available pricing while maintaining high quality standards.

Research and Development Expenses

Research and Development expenses decreased by $53,433 or approximately 100% to $0 for the three months ended June 30, 2013, as compared to $56,433 for the previous three months ended June 30, 2012.  As the Company has finalized the development of the Voraxial Separator, research and development expenses have decreased.

General and Administrative Expenses

General and Administrative (“G&A”) expenses increased by $6,809 or approximately 5% to $142,508  for the three months ended June 30, 2013 from $135,699 for the three months ended June 30, 2012.  Our G&A expenses remained fairly constant during this period.  The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in increasing revenues in 2013.

Results of Operations for the Six Months ended June 30, 2012 and 2011:

Revenue

Our revenues increased by 138% to $980,601 for the six months ended June 30, 2013 as compared to $410,970 for the six months ended June 30, 2012.  The Company believes the increase in revenues reflects a continued growing market for the Voraxial Separator.  The Company believes there is an increasing demand for our Voraxial Separators in the oil exploration and production markets as we are working with a growing number of potential customers both domestically and abroad.  Our Voraxial Separators are being evaluated and/or installed for various niche markets within the oil industry including production facilities, offshore platforms, tar sands and hydraulic fracturing (frac).  We anticipate achieving greater revenue growth in 2013 than in 2012.  We continue to believe the markets for the Voraxial Separator are developing as companies with high volume water separation problems are becoming aware of the Voraxial.  Interest and request for proposals for applications in other markets are also increasing, specifically from the oil spill, bio-fuel, and mining.  This may result in more revenue generating opportunities for the Company from various market segments.

The Company is currently working on numerous opportunities with customers for refinery, produced water, frac water and oil spill applications.  We believe some of these opportunities will result in purchase orders in fiscal year 2013 and 2014.  The projects include the Voraxial 2000 Separator, Voraxial 4000 Separator, Voraxial 8000 and multiple versions of the Voraxial Separator Skid.  We are in discussions to sign representative agreements with representatives and oil service companies to promote the Voraxial.  The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in increasing revenues in 2013.

Cost of Goods

Our cost of goods increased to $405,824 for the six months ended June 30, 2013 as compared to $100,472 for the six months ended June 30, 2012. This increase is primarily due to the increase in sales and the different models sold during the six months ended June 30, 2013. The majority of revenues this period were a result of sales as compared to higher percentage of leases during 2012, resulting in a higher cost of goods for this period. Our cost of goods continues to be reviewed by management to guarantee the best available pricing while maintaining high quality standards.

Research and Development Expenses

Research and development expenses decreased by $109,646 or approximately 100% to $0 for the six months ended June 30, 2013, as compared to $109,646 for the six months ended June 30, 2012.  As the Company has finalized the development of the Voraxial Separator, research and development expenses have decreased.

General and Administrative Expenses

General and administrative expenses, in combination with stock based compensation, decreased by $748,225 or approximately 141% to $528,222 for the six months ended June 30, 2013 from $1,276,447 for the six months ended June 30, 2012.  The decrease was primarily due to the one-time non-cash expense of $479,019 during the six month period ending June 30, 2012 associated with the reduction of exercise prices and extension of exercise terms of previously issued options held by executive officers and consultants, $218,500 for accelerated vesting of our CEO’s stock compensation and an additional non-cash expense of $69,549 associated with the issuance of additional options to its executive officer, which occurred during the six month period ended June 30, 2012. Our G&A remain fairly consistent for the six month period ended June 30, 2013 as compared to the six month period ended June 30, 2012, with a decrease of $336 or less than 1%, when excluding one-time non-cash expenses.

Liquidity and Capital Resources:

Cash at June 30, 2013 was $453,165.  Working capital deficit at June 30, 2013 was $396,975 as compared to working capital deficit at December 31, 2012 of $469,978.

At June 30, 2013, the Company had an accumulated deficit of $15,113,259. We experienced profitability and positive cash flow in the six month period ended June 30, 2013 and anticipate continuing generating net income and positive cash flow from the Voraxial Separator in 2013.  To the extent such revenues and corresponding cash flows do not continue, we will require infusion of capital to sustain our operations.  We cannot be assured that we will generate revenues that will be self-sustaining.  The Company has funded working capital requirements and intends, if necessary, to fund current working capital requirements through third party financing, including the private placement of securities. We cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.  If the Company is unable to obtain adequate financing, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities.

Continuing Losses

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date.  Since 2001, we have encountered expenses in the development of our Voraxial Separators and have had limited sales income from this development.  Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years.  Therefore, we may be unable to continue as a going concern.  The Company has experienced net losses, has a working capital deficit and sustained cash outflows from operating activities and had to raise capital to sustain operations.  There is no assurance that the Company’s developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve significant revenues.  However, we believe that the exposure received in the past year for the Voraxial Separator has positioned the Company to begin generating sales and supply us with sufficient working capital. We experienced positive cash flow in the first half of 2013 of $9,856 and net income for the six months ended June 30, 2013 of $42,709.

As a result of the above, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors contained in our most recent annual report filed on Form 10-K with the Securities and Exchange Commission before deciding whether to invest in the Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2013.

During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2013 management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) the ability of our internal accounting staff to record our transactions to which we are a party which necessitates our bringing in external consultants to supplement this function, and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of June 30, 2013 based on the following material weakness: (1) insufficient monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures; (2) lack of competent financial management personnel with appropriate accounting knowledge and training; (3) our financial staff does not hold a license such as Certified Public Accountant in the U.S., nor have they attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP, nor have any U.S. GAAP audit experience; (4) we rely on outside consultant to prepare our financial statements; and (5) insufficient controls over our period-end financial close and reporting processes.

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of June 30, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. In order to mitigate the foregoing material weakness, we engage an outside accounting consultant to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. We expect to continue to rely on this outside consulting arrangement to supplement our internal accounting staff for the foreseeable future. Until such time as we hire the proper internal accounting staff with the requisite

U.S. GAAP experience, however, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting.

We believe that the foregoing steps will remediate the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, except as otherwise previously disclosed, the Company did not issued any unregistered equity securities.

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

Enviro Voraxial Technology, Inc.

By: /s/ John A. Di Bella
   John A. DiBella
   Chief Executive Officer and
   Principal Financial Officer

DATED:  August 14, 2013