Form 10-Q
period 2013-09-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2013-11-14
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________

Commission File Number: 0-30454 ———————

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

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

			☑	Yes	☐	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

			☑	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company		☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☑	No
APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  November 14, 2013, we had 33,464,497 shares of our Common Stock outstanding.

PART I.CONSOLIDATED FINANCIAL INFORMATION

Item 1. Financial Statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$233,650	$425,309
Accounts receivable, net	167,170	41,580
Inventory, net	218,027	315,755
Prepaid expenses	--	21,000
Total current assets	618,847	803,644
FIXED ASSETS, NET	83,417	100,380
OTHER ASSETS	10,026	10,026
Total assets	$712,290	$914,050

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$309,159	$631,685
Accrued expenses - related party	846,755	641,937
Total current liabilities	1,155,914	1,273,622
Total liabilities	1,155,914	1,273,622
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIENCY:
Common stock, $.001 par value, 42,750,000 shares authorized; 33,464,497 and 33,464,497 shares issued and outstanding as of September 30, 2013 and December 31, 2012	33,465	33,465
Additional paid-in capital	14,781,916	14,762,931
Accumulated deficit	(15,259,005)	(15,155,968)
Total shareholders' deficiency	(443,624)	(359,572)
Total liabilities and shareholders' deficiency	$712,290	$914,050

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues, net	$149,838	$194,280	$1,130,440	$605,250
Cost of goods sold	16,725	46,983	422,549	147,455
Gross profit	133,113	147,297	707,891	457,795
Costs and expenses:
General and administrative	154,660	96,576	423,552	358,607
Payroll expense	121,317	113,887	340,662	340,235
Consulting expense	--	53,500	39,986	841,568
Research and development	--	31,437	--	141,083
Total costs and expenses	275,977	295,400	804,200	1,681,493
Loss from operations	(142,864)	(148,103)	(96,309)	(1,223,698)
Other expenses:
Interest expense	(2,882)	(2,273)	(6,728)	(6,769)
Total other expense	(2,882)	(2,273)	(6,728)	(6,769)
Net Loss	$(145,746)	$(150,376)	$(103,037)	$(1,230,467)

Weighted average number of common shares outstanding-basic and diluted	33,464,497	33,464,497	33,464,497	33,287,125
Loss per common share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.04)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(103,037)	$(1,230,467)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	16,963	16,986
Stock-based compensation	39,985	835,568
Bad Debt	--	--
Changes in assets and liabilities:
Accounts receivable	(125,590)	303,293
Inventory	97,728	11,559
Accounts payable and accrued expenses	(117,708)	291,041
Net cash provided by (used in) operating activities	(191,659)	227,980
Cash Flows From Financing Activities:
Repayments toward notes payable	--	(28,438)
Net cash used in financing activities	--	(28,438)
Net increase (decrease) in cash and cash equivalents	(191,659)	199,542
Cash and cash equivalents, beginning of period	425,309	147,198
Cash and cash equivalents, end of period	$233,650	346,740
Supplemental Disclosures
Cash paid during the year for interest	$6,728	$6,769
Cash paid during the year for taxes	$--	$--

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

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

NOTE B - GOING CONCERN

The Company has experienced net losses, has negative cash flows from operating activities, and has to raise capital to sustain operations. There is no assurance that the Company's sales and marketing efforts will be successful enough to achieve a level of revenue sufficient to provide cash inflows to sustain operations; however, the Company has begun commercializing the Voraxial and is experiencing an increase in revenues that is forecast to continue in 2014.  The Company will continue to require the infusion of capital until operations become profitable. During the remainder of 2013, the Company anticipates increase in sales of the Voraxial Separator. As a result of the above, there is a substantial doubt about our ability to continue as a going concern and the accompanying condensed unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The condensed consolidated unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The condensed consolidated unaudited interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2012 as filed with the SEC. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of September 30, 2013 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. There were no agreements with such provisions as of September 30, 2013.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually three to nine months.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at September 30, 2013, approximate their fair value because of their relatively short-term nature.

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of September 30, 2013.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of September 30, 2013.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of September 30, 2013.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate limits.

Inventory

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. Inventory as of September 30, 2013 and December 31, 2012 consists of:

	2013	2012
Raw Material	$123,027	$220,755
Work in Process	–	–
Finished Goods	95,000	95,000
	$218,027	$315,755

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

Net Loss Per Share

Basic and diluted loss per share has been computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. The Warrants and stock

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

options have been excluded from the calculation since they would be anti-dilutive, for the three and nine months periods ended September 30, 2013 and 2012.

As of September 30, 2013 and 2012, such equity instruments may have a dilutive effect in the future and include the following potential common shares:

	2013	2012
Stock Options	12,965,000	12,800,000
	12,965,000	12,800,000

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has no such assets and, therefore, no impairments of long-lived assets were recorded as of September 30, 2013.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by FASB (including the Emerging Issues Task Force), the AICPA and the SEC, did not or are not believed by the Company’s management, to have a material impact on the Company’s present or future financial statements.

NOTE D - RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2013, the Company incurred salary expenses from the Chief Executive Officer of the Company of $228,750. Of these amounts, $17,000 has been paid for the nine months ended September 30, 2013. The total unpaid balance as of September 30, 2013 is $846,755.

NOTE E - CAPITAL TRANSACTIONS

Common stock

On January 1, 2012, the Company issued an aggregate of 100,000 shares of common stock to a consultant in consideration of services to be provided for 15 months with a fair value of $10,000. The expense was amortized over the life of the agreement. The securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. The securities may not be transferred absent registration or applicable exemption.

Effective April 30, 2010, the Company issued restricted stock grants to a consultant in consideration of services to be provided for 36 months with a fair value of $114,000. The expense was amortized over the life of the agreement. The securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. The securities may not be transferred absent registration or applicable exemption.

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

On February 15, 2013 the Company issued options to purchase up to an aggregate of 165,000 shares of common stock to two employees of the Company in consideration for services performed. The options are exercisable at $0.20 per share and may be exercised on a cashless basis. The options shall expire at the earlier of (1) February 15, 2018 or (2) the upon the expiration of three calendar months from the date of which employee’s continuous employment by the Company or any of its subsidiaries is terminated,

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

provided that in the event of employee’s death while in the employ of the Company his personal representatives may exercise the option as to any of the vested shares not previously exercised during his lifetime within three months following the date of his death. We used the following assumptions for options for the nine months ended September 30, 2013:

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

Information with respect to options outstanding and exercisable at September 30, 2013 is as follows:

	Number Outstanding	Range of Exercise Price	Number Exercisable
Balance, December 31, 2012	12,800,000	-	12,800,000
Issued	165,000	$0.20	165,000
Expired
Forfeited	-	-	-
Balance, September 30, 2013	12,965,000		12,965,000

The following table summarizes information about the stock options outstanding at September 30, 2013:

Exercise Price	Number Outstanding at September 30, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2013	Weighted Average Exercise Price
0.15	5,800,000	5.09	0.15	5,800,000	0.15
0.18	6,050,000	3.69	0.18	6,050,000	0.18
0.20	1,115,000	3.70	0.20	1,115,000	0.20
Total	12,965,000	-	-	12,965,000	-

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

NOTE F – MAJOR CUSTOMERS

During the nine months ended September 30, 2013, we recorded 56% of our revenue from Customer A and 20% of our revenue from Customer B, and 13% of our revenue from Customer C. As of September 30, 2013, 54% of our accounts receivable was from Customer C and 34% was from Customer D.

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

Application of Critical Accounting Policies

The Company’s consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of these significant accounting policies can be found in Note C to the Company’s financial statements in the Company’s 2012 Annual Report on Form 10-K. The Company has not adopted any significant new policies during the nine month period ended September 30, 2013.

Among the significant judgments made in preparation of the Company’s financial statements are the determination of the allowance for doubtful accounts, value of equity instruments and adjustments of inventory valuations. These adjustments are made each quarter in the ordinary course of accounting.

Overview

Enviro Voraxial Technology, Inc. (the “Company”) was incorporated in Idaho on October 19, 1964, under the name Idaho Silver, Inc. In May of 1996, we entered into an agreement and plan of reorganization with Florida Precision Aerospace, Inc., a privately held Florida corporation (“FPA”), and its shareholders. FPA was incorporated on February 26, 1993. We believe we are emerging as a potential leader in the rapidly growing environmental and industrial separation industries. The Company has developed, manufactures and sells its patented Voraxial® Separator (“Voraxial® Separator” or “Voraxial® ”), a proprietary technology that efficiently separates large volumes of liquid/liquid, liquid/solids or liquid/liquid/solids fluid mixtures with distinct specific gravities. Management believes this superior separation quality is achieved in real-time, and in much greater volumes, with a more compact, cost effective and energy efficient machine than any comparable product on the market today. Management believes the Voraxial fills a void in the market; specifically a real-time separation device that separates a large volume of liquids with a small footprint and without the need of a pressure drop. We believe the need for such a separation device overlaps many markets.

The Voraxial is capable of processing volumes as low as 3 gallons per minute as well as volumes over 5,000 gallons per minute with only one moving part. The Company believes that the Voraxial®

technology can help protect the environment and its natural resources while simultaneously making numerous industries more productive and cost effective.

Results of Operations for the Three Months ended September 30, 2013 and 2012:

Revenue

Our revenues decreased by $44,442 or approximately 22% to $149,838 for the three months ended September 30, 2013 as compared to $194,280 for the three months ended September 30, 2012. The Company believes the decrease in revenues reflects a fluctuation in orders.  The Company believes there is an increasing demand for our Voraxial Separators in the oil exploration and production markets as we are working with a growing number of potential customers both domestically and abroad. Our Voraxial Separators are being evaluated and/or installed for various niche markets within the oil industry including production facilities, offshore platforms, tar sands and hydraulic fracturing (frac). We are achieving greater revenue growth in 2013 than in 2012 and believe this growth will continue into 2014. We continue to believe the markets for the Voraxial Separator are developing as companies with high volume water separation problems are becoming aware of the Voraxial. Interest and request for proposals for applications in other markets are also increasing, specifically from the oil spill, and mining. This may result in more revenue generating opportunities for the Company from various market segments.

The Company is currently working on numerous opportunities with customers for refinery, produced water, frac water and oil spill applications. We are in different stages of the project process with our customers and believe some of these opportunities will result in purchase orders in fiscal year 2014. The projects include the Voraxial 2000 Separator, Voraxial 4000 Separator, Voraxial 8000 and multiple versions of the Voraxial Separator Skid. We are in discussions to sign representative agreements with oil service companies to promote the Voraxial. The Company continues to focus its sales and marketing program on  the Voraxial Separator and believes such efforts will result in increasing revenues in 2014.

Cost of Goods

Our cost of goods decreased by $30,258 or approximately 64% to $16,725 for the three months ended September 30, 2013 as compared to $46,983 for the three months ended September 30, 2012. This decrease is primarily due to a decrease in sales and the different models shipped and the higher percentage of leases versus sales during the three months ended September 30, 2013. Majority of revenues this quarter were a result of leases as compared to 2012 resulting in a lower cost of goods. Our cost of goods continues to be reviewed by management in an effort to obtain the best available pricing while maintaining high quality standards.

Expenses

As discussed below expenses for the three month period ended September 30, 2013 as compared to the three month period ended September 30, 2012, decreased approximately $19,423 or 6.6% primarily due to decreases in consulting expenses and research and development expenses, as partially offset by increases in general and administrative and payroll expense.

General and Administrative Expenses

General and Administrative (“G&A”) expenses increased by $58,084 or approximately 60% to $154,660 for the three months ended September 30, 2013 from $96,576 for the three months ended September 30, 2012. The increase in G&A expenses was primarily due to an increase in expenses associated with sales and marketing activities. The Company continues to focus on its sales and marketing program for the Voraxial Separator.

Consulting Expense

Consulting expense for the three month period ended September 30, 2013 decreased to zero from $53,500 for the three month period ended September 30, 2012.  The consulting expense during 2012 was related to non cash expenses of common stock issued for investor relations and consulting services.

Payroll Expense

Payroll expense for the three month period ended September 30, 2013 was $121,317, as compared to $113,887 for the three months ended September 30, 2012.  The increase of approximately 6% for the nine months ended September 30, 2013 was due to an increase in overtime for certain employees.

Research and Development Expenses

Research and Development expenses decreased by $31,437 or 100% to zero for the three months ended September 30, 2013. As the Company has finalized the development of the Voraxial Separator, research and development expenses have decreased.

Results of Operations for the Nine Months ended September 30, 2013 and 2012:

Revenue

Our revenues increased by 87% or $525,190 to $1,130,440 for the nine months ended September 30, 2013, as compared to $605,250 for the nine months ended September 30, 2012. The Company believes the increase in revenues reflects a continued growing market for the Voraxial Separator. The Company believes there is an increasing demand for our Voraxial Separators in the oil exploration and production markets as we are working with a growing number of potential customers both domestically and abroad. Our Voraxial Separators are being evaluated and/or installed for various niche markets within the oil industry including production facilities, offshore platforms, tar sands and hydraulic fracturing (frac). We anticipate achieving greater revenue growth in 2014 than in 2013. We continue to believe the markets for the Voraxial Separator are developing as companies with high volume water separation problems are becoming aware of the Voraxial. Interest and request for proposals for applications in other markets are also increasing, specifically from the oil spill, and mining. This may result in more revenue generating opportunities for the Company from various market segments.

Cost of Goods

Our cost of goods increased to $422,549 for the nine months ended September 30, 2013 as compared to $147,455 for the nine months ended September 30, 2012. This increase is primarily due to the increase in sales and the different models sold during the nine months ended September 30, 2013. The majority of revenues this period were a result of sales as compared to higher percentage of leases during 2012, resulting in a higher cost of goods for this period. Our cost of goods continues to be reviewed by management to guarantee the best available pricing while maintaining high quality standards.

Expenses

As discussed below expenses for the nine month period ended September 30, 2013 as compared to the nine month period ended September 30, 2012, decreased approximately $877,293 or 52.2% primarily due to decreases in consulting and research and development expense, as partially offset by increases in G&A.

General and Administrative Expenses

G&A expense increased by $64,945 or approximately 18% to $423,552 for the nine months ended September 30, 2013 from $358,607 for the nine months ended September 30, 2012. The increase was primarily due to an increase in expenses associated with sales and marketing.

Consulting Expense

Consulting expense decreased by $801,502 or 95% to $39,986 for the nine month period ended September 30, 2013 as compared to $841,568 for the nine month period ended September 30, 2012.  The expense during 2012 is attributed to a one time non cash expense related to the extension of exercise terms of previously issued options held by consultants.

Payroll Expense

Payroll expense for the nine month period ended September 30, 2013 as compared to the nine month period ended September 30, 2012 remained fairly consistent.

Research and Development Expenses

Research and development expenses decreased by $141,083 or 100% to zero for the nine months ended September 30, 2013, as compared to $141,083 for the nine months ended September 30, 2012. As the Company has finalized the development of the Voraxial Separator, research and development expenses have decreased.

Liquidity and Capital Resources:

Cash at September 30, 2013 was $233,650. Working capital deficit at September 30, 2013 was $537,067 as compared to working capital deficit at December 31, 2012 of $469,978.

At September 30, 2013, the Company had an accumulated deficit of $15,259,005. We may require infusion of capital to sustain our operations. We cannot be assured that we will generate revenues that will be self-sustaining. The Company has funded working capital requirements and intends, if necessary, to fund current working capital requirements through third party financing, including the private placement of securities. We cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us. If the Company is unable to obtain adequate financing, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities.

Continuing Losses

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. We have encountered expenses in the development and commercialization of our Voraxial Separators and have had limited sales income from this development. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. Therefore, we may be unable to continue as a going concern. The Company has experienced net losses, has a working capital deficit and sustained cash outflows from operating activities and had to raise capital to sustain operations. There is no assurance that the Company’s developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve significant revenues. However, we believe that the exposure received in the past year for the Voraxial Separator has positioned the Company to begin generating sales and supply us with sufficient working capital.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2013.

During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2013 management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) the ability of our internal accounting staff to record our transactions to which we are a party which necessitates our bringing in external consultants to supplement this function, and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of September 30, 2013 based on the following material weakness: (1) insufficient monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures; (2) lack of competent financial management personnel with appropriate accounting knowledge and training; (3) our financial staff does not hold a license such as Certified Public Accountant in the U.S., nor have they attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP, nor have any U.S. GAAP audit experience; (4) we rely on outside consultant to prepare our financial statements; and (5) insufficient controls over our period-end financial close and reporting processes.

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of September 30, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

Item 3.Defaults Upon Senior Securities

    None.

Item 4.Mine Safety Disclosure

    None.

Item 5.Other Information

    None.

Item 6.Exhibits

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
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB XBRL Taxonomy Extension Label Linkbase Document*
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document*

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Enviro Voraxial Technology, Inc.

By:  /s/ John A. DiBella
John A. DiBella
Chief Executive Officer and
Principal Financial Officer

DATED: November 14, 2013