Form 10-K
period 2013-12-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2014-03-28
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission file number 0-30454

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

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes  ☐   No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)Yes  ☐    No ☒

The aggregate market value of the Company's voting stock held by non-affiliates as of June 28, 2013 was approximately $3,398,989.60 based on the average closing bid and asked prices of such stock on that date as quoted on the Over the-Counter Bulletin Board ($0.1188).

There were 33,464,497 shares of common stock outstanding as of March 28, 2014.

PART I.

Item 1.	Business

Our History

Enviro Voraxial Technology, Inc. (the “Company”) was incorporated in Idaho on October 19, 1964, under the name Idaho Silver, Inc. In May of 1996, we entered into an agreement and plan of reorganization with Florida Precision Aerospace, Inc., a privately held Florida corporation (“FPA”), and its shareholders. FPA was incorporated on February 26, 1993.

General

We believe we are emerging as a potential leader in the rapidly growing environmental and industrial separation industries. The Company has developed, patented and manufactures the Voraxial® Separator (“Voraxial Separator” or “Voraxial”), a proprietary technology that efficiently separates large volumes of liquid/liquid, liquid/solids or liquid/liquid/solids fluid mixtures with distinct specific gravities. Management believes this superior separation quality is achieved in real-time, and in much greater volumes, with a more compact, cost effective and energy efficient machine than any comparable product on the market today. Management believes the Voraxial fills a void in the market; specifically a real-time separation device that separates a large volume of liquids with a small footprint and without the need of a pressure drop. We believe the need for such a separation device overlaps many markets.  These benefits result in significant cost savings to the customer, both acquisition and operating cost.

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

We have generated limited revenues to date partially due to the time required to educate the market of our separation technology, partially because of insufficient funds to adequately market our product; and the time needed to secure and complete initial projects. However with the dissemination of the data from our initial projects, demand for the Voraxial has increased.  Our revenues increased by approximately 54% in 2013 as compared to 2012 and we believe that our revenue growth will continue in 2014 and 2015. We are in various stages of negotiations with multiple customers interested in our Voraxial Separators and Voraxial Separator Systems. While we cannot provide any reasonable assurances, we believe a percentage of these negotiations will be consummated, resulting in increasing revenues to the Company.

We are receiving inquiries from customers in various industries. Even though customers from various industries can utilize the Voraxial, we are currently focused on developing market channels to penetrate the oil and gas exploration and production market and more specifically, the produced water market. The Company believes that revenues from this industry will continue to increase in 2014 and beyond.  We have completed multiple projects to date with the Voraxial Separators (both offshore platforms and onshore production facilities) including units to PDVSA, Occidental, Transocean, Tetra Technologies, ConocoPhillips, Sinopec, and the US Navy. We are in dialogue with other companies to conduct similar projects in 2014 and 2015.

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

Due to the exposure from the various petroleum industry related trade shows and the initial sales, trials and demonstrations conducted over the past several years, the Company continues discussions with various oil companies for purchase of units and to conduct additional trials. The Company is also in discussion with several oil service companies interested in developing a relationship with the company to market the Voraxial Separator within the industry. We anticipate that some of these opportunities will materialize in 2014 and 2015.

We have also developed a turnkey system can be utilized in multiple niche applications in the oil industry including produced water, deck water drainage, slopwater, FPSO and refinery markets. The system integrates the Voraxial Separator as a bulk separator, coalescers to increase the droplet size of the dispersed oil and filters for the secondary process for polishing. The system can also include other equipment such as flow meters, turbidity meters, oil monitors and chemical injection ports. We believe the turnkey system will provide the oil industry with a compact and effective separation system. The Voraxial’s small footprint, low energy requirements and separation quality coupled with unique filtration equipment for secondary treatment provides the customer with a complete turnkey package that meets the most stringent discharge levels such as OSPAR (North Sea countries <30mg/ltr) and United States 40 CFR435 (<29 mg/ltr).  We have shipped various models of this system.

Voraxial® Separator

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

The Voraxial Separator is a self-contained, non-clogging device that can be powered by an electric motor, diesel engine or by hydraulic power generation. Further, the Voraxial Separator’s scalability allows it to be utilized in a variety of industries and to process various amounts of liquid. The following are the various sizes and the corresponding capacity range:

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

The Voraxial Separator can transfer various liquids in either direction by reversing the machine’s rotation. We currently maintain an inventory of various models of the Voraxial Separator.

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

The Market

The need for effective and cost efficient wastewater treatment and separation technology is global in scale. Moreover, virtually every industry requires some type of separation process either during the manufacturing process, prior to treatment or discharge of wastewater into the environment, for general clean up, or emergency response capability. Separation processes, however, are largely unknown to the average consumer. These processes are deeply integrated in almost all industrial processes from oil to wastewater to manufacturing. Management believes that the Voraxial technology has applications in most, if not all major separation industries. The unique characteristics of the Voraxial allow it to be utilized either as a stand-alone unit or within an existing system to provide a more efficient and cost effective way to handle the separation needs of the customer. We believe the Voraxial Separator can result in a cost savings and other benefits to the customer. These benefits result in and include:

●	A reduction in water and energy usage,
●	Requires no pressure drop to perform separation,
●	Less space needed to implement the Voraxial Separator; the Voraxial Separator weighs less than existing systems,
●	A reduction in time to process and separate the fluids, allowing the customer to be more efficient,
●	Creation of a more efficient and faster process to treat water to increase the overall productivity of the end-user,
●	A reduction in the amount of disposable liquids,
●	Fewer employees needed to operate the system, and
●	Reduction of ongoing maintenance and servicing costs.

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

The necessity to process and efficiently separate high volumes of liquids coupled with the more stringent environmental regulations worldwide is increasing the demand for the Voraxial Separator. The Voraxial Separator provides a cost effective way to separate large volumes of produced or re-injection water for both on-land and offshore production facilities. The Voraxial provides superior separation while decreasing the amount of space, energy and weight to conduct the separation. In addition to oil separation, the Voraxial can also perform solid (sand and grit) extraction, which prevents production damage by increasing the life of the well.

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

Manufacturing

The Voraxial Separator is currently manufactured and assembled at our Fort Lauderdale, Florida facilities. The Company subcontracts some parts of the Voraxial Separator to local manufacturers.

Sources and availability of raw materials

The materials needed to manufacture our Voraxial Separator have been provided by leading companies in the precision equipment industry including Motion Industries, MSC, and Baldor Electric Co., among other suppliers. We do not have any long term contracts with these entities. We do not anticipate any shortage of component parts.

Inventory

Other than our Voraxial® Separators, we maintain a limited inventory of finished parts until we receive a customer order. We currently have various models of the Voraxial Separator in inventory, which may include certain models located at third party facilities on a trial basis.

Marketing

Management continues to implement a sales and marketing program to stimulate awareness of the Voraxial Separator. Management is developing relationships with oil service companies and representatives to promote the Voraxial to oil industry customers. We have presented the Voraxial Separator at several prominent trade shows in the past fiscal year and have been recognized by various organizations. The Company plans to exhibit the Voraxial Separator at additional tradeshows in 2014.

Intellectual property

We currently hold several patents pertaining to the Voraxial® Separator and are continually working on developing other patents. The Company owns United States Patent #6,248,231 and #5,904,840. Patent #6,248,231

was registered in 2001 for Apparatus with Voraxial® Separator and Analyzer. Patent #5,904,840 is for Apparatus for Accurate Centrifugal Separation of Miscible and Immiscible Media, which is for technology invented by our former president, Alberto DiBella, and registered in 1999. The Company filed for additional patents in 2007 to reflect the upgrades to the Voraxial Separator and in 2010 for oil spill recovery. A provisional patent was also filed in 2013. These patents are still pending.  We also hold the trademark for Voraxial®.

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

Research and development

We have spent approximately $22,421 and $75,009, respectively, during years ended December 31, 2013 and 2012, on product research and development. The Company has finalized the development of the Voraxial Separator. However, we continue to improve the Voraxial Separator and test the products for new applications.

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

In October 2012, the Company entered into a three (3) year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. The lease is approximately $6,721 per month.

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

Our common stock is traded on the OTC Markets under the symbol “EVTN”. The range of high and low bid quotations below are provided by the OTC Markets. On March 18, 2014, the closing price for our common stock was $0.10. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter Ended	High	Low

March 31, 2012	$0.299	$0.090
June 30, 2012	$0.270	$0.140
September 30, 2012	$0.185	$0.106
December 31, 2012	$0.235	$0.150

March 31, 2013	$0.195	$0.145
June 30, 2013	$0.173	$0.110
September 30, 2013	$0.199	$0.100
December 31, 2013	$0.190	$0.119

Holders

As of December 31, 2013, there were approximately 800 holders of record of our common stock outstanding. Our transfer agent is Jersey Transfer & Trust Company, Inc., Post Office Box 36, Verona, New Jersey 07044.

Dividends

We have not paid a cash dividend on the common stock since current management joined our company in 1996. The payment of dividends may be made at the discretion of our board of directors and will depend upon, among other things, our operations, our capital requirements and our overall financial condition. As of the date of this report, we have no intention to declare dividends.

Recent Sales of Unregistered Securities

Except for those unregistered securities disclosed below or previously disclosed in reports filed with the Securities and Exchange Commission, during the period covered by this report, we have not sold any securities without registration under the Securities Act of 1933, as amended, during the period covered by this report.

On December 20, 2013, the Company issued options to purchase 500,000 shares of common stock to a consultant in consideration for services to be performed. The options are exercisable at $0.18 per share. The options vest 100,000 shares annually and expire five years after the vesting date.

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

Year ended December 31, 2013 compared to year ended December 31, 2012

Revenue

We continued to focus our efforts and resources to the manufacturing, assembling, marketing and selling of the Voraxial Separator. Revenues for the year ended December 31, 2013 increased by $418,191 to $1,191,559 or approximately 54% from $773,368 for the year ended December 31, 2012. We believe the increase in revenues corresponds to the increase customer interests and market awareness for the Voraxial.  In the past year we have been recognized by various oil and gas industry organizations and have participated in conferences and tradeshows.  With the increased exposure and awareness of the Voraxial, we are completing more projects and are reviewing more inquiries and projects over the past 2 years than at any other time in our history.  We believe the dissemination of data from previously installed Voraxials is also creating an increase awareness and demand for the Voraxial. We continue to build relationships with oil services companies, representatives and oil exploration and production companies and believe these relationships will increase revenues in the near and long term. The majority of revenues in 2013 and 2012 were a result of sales of the Voraxial Separator and auxiliary equipment and parts, and the remaining revenues were from lease orders and trials for customers interested in buying the Voraxial Separator. The increase in revenues in 2013 was the result of additional sales. Management believes the interest for the Voraxial Separator for liquid/liquid, liquid/solid and liquid/liquid/solid separation is increasing in the oil exploration and production industry. We believe that the relationships we are building will lead to increase Voraxial shipments.  We believe we have increased the exposure and awareness of the Voraxial Separator through our marketing programs and expect to increase revenues from the sale and lease of the Voraxial Separator in 2014.

Cost of goods sold increased to $484,541 for the year ended December 31, 2013 from $389,754 during the year ended December 31, 2012 or an increase of $94,787 or approximately 24%. The majority increase in cost of goods sold was directly related to our increase in revenues.

Costs and expenses

Costs and expenses decreased by approximately 44% or $817,346 to $1,054,018 for the year ended December 31, 2013 as compared to $1,871,364 for the year ended December 31, 2012. Our cost and expenses decreased primarily due to a decrease in consulting expense and to a lesser extent due to a decrease in payroll expense and research and development. The decreases were partially offset by increases in general and administrative expenses.  As we continue to build our network of representatives we were able to reallocate our expenses to reduce costs while expanding our customer penetration.

General and administrative expenses

General and Administrative expenses increased by approximately 29% or $128,314 to $565,963 for the year ended December 31, 2013 from $437,649 for the year ended December 31, 2012. The increase was primarily due to an increase in legal and professional fees and an increase in marketing and sales expenses.

Consulting and Payroll Expenses

Consulting expenses decreased by approximately 95% or $829,582 to $39,986 for the year ended December 31, 2013 from $869,568 for the year ended December 31, 2012. The decrease was primarily due to non-cash expenses associated with the issuance of options to employees and consultants in 2012.  Payroll expense decreased by 16% or $63,490 to $425,648 for the year ended December 31, 2013 as compared to $489,138 for the year ended December 31, 2012.  The decrease reflects the fluctuations in employee overtime.

Research and development expenses

Research and Development (R&D) expenses decreased to $22,421 for the year ended December 31, 2013 from $75,009 for the year ended December 31, 2012. As the development of the Voraxial is complete, specific R&D projects has decreased and is predominantly for activities in the oil and gas industry.  The Company filed a provisional patent during 2013.

Liquidity and capital resources

At December 31, 2013, we had working capital deficiency of $749,565, cash of $135,954 and an accumulated deficit of $15,513,116. For the year ended December 31, 2013, we had a net loss of $357,148. Operating at a loss for the year negatively impacted our cash position. We believe that including our current cash resources and anticipated revenue to be generated by sales and/or leases of our Voraxial Separators, we will have sufficient resources to continue business operations for the next twelve months. To the extent that these resources are not sufficient to sustain current operating activities, we may need to seek additional capital, or adjust our operating plan accordingly.

Continuing losses

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern.

The Company has experienced net losses, has a working capital and stockholders’ deficit. There is no assurance that the Company's developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve significant revenues. If the Company is unable to successfully commercialize its Voraxial Separator, it is unlikely that the Company could continue its business. Therefore, substantial doubt exists about the ability of the Company to continue as a going concern.  The Company may require the infusion of capital until operations become profitable. During 2014, the Company may seek additional capital in the event it is unable to increase sales of the Voraxial Separator or continue to restrict expenses.

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

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company’s present or future financial statements.

Risk Factors

Our independent auditors have raised substantial doubt about our ability to continue as a going concern.

Our independent auditors have included in their audit report an explanatory paragraph that states that our continuing losses from operations raises substantial doubt about our ability to continue as a going concern.

We have not yet generated significant revenues from the Voraxial Separator. The revenues and income potential of our business and the markets of our separation technology are unproven. We have incurred operating losses since our inception, and we will continue to incur net losses until we can produce sufficient revenues to cover our costs. At December 31, 2013, we had an accumulated deficit of $15,513,116, including a net loss of $357,148 for the year ended December 31, 2013. Even if we achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Revenues from three customers accounted for approximately 85% of total revenues during 2013 and 2012. We do not have any contracts with these customers. If these customers fail to order additional products or we are unable to attract new customers, it could have an adverse effect on our financial condition and results of operations.

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

As of December 31, 2013, the Company has approximately 9,285,503 shares of authorized, but unissued Common Stock. In addition, the Company has reserved approximately 13,465,000 shares for outstanding options. Therefore the Company has limited shares of common stock which otherwise could be sold to meet future financing needs and does not have a sufficient number of shares reserved in the event of the exercise of all of the Company’s outstanding options.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2013. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees.

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

Name	Age	Position

John A. DiBella	42	Chief Executive Officer, Chief Financial Officer and Director

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

Board of Directors and Committees

During the year ended December 31, 2013, our board of directors held 4 meetings.

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

The table below sets forth compensation for the past two years awarded to, earned by or paid to our chief executive officer and each executive officer whose compensation exceeded $100,000 for the years ended December 31, 2013 and December 31, 2012 (the “Named Executives”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John A. DiBella	2013	$305,000(2)	--	--	--	--	--	--	$305,000
President, Chief Executive Officer and Chief Financial Officer	2012	$305,000(3)	--	--	$615,668(4)	--	--	--	$920,668

(1)
The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules. These amounts represent awards that are paid in shares of common stock or options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the Named Executives.

(2)	$88,000 paid and the remaining amount accrued.
(3)	$80,000 paid and remaining amount accrued.
(4)
On January 1, 2012, the Company extended the expiration date of an aggregate of 5,800,000 options held by Mr. DiBella to various dates in 2017 and 2018. In addition, the exercise price of options to purchase 1,000,000 shares was reduced from $0.40 per share to $0.18 per share and the exercise price of options to purchase 2,800,000 shares was reduced from $0.68 per share to $0.18 per share.

Outstanding Equity Awards At December 31, 2013

Listed below is information with respect to unexercised options for each Named Executive as of December 31, 2013.

	Option Awards							Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other rights That Have Not Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($)	(#)	($)

John A. DiBella	2,000,000	--	$0.15	1/31/2017(1)	--	--	--	--
	1,000,000	--	$0.18(2)	6/30/2017(2)	--	--	--	--
	2,800,000	--	$0.18(3)	6/2/2018(3)	--	--	--	--
	1,900,000	--	$0.15	11/14/2021	--	--	--	--

(1)	Effective January 1, 2012, the expiration date of the options was extended to January 31, 2017.
(2)	Effective January 1, 2012, the expiration date of the options was extended to June 30, 2017 and the exercise price was reduced from $0.40 to $0.18.
(3)	Effective January 1, 2012, the expiration date of the options was extended to June 2, 2018 and the exercise price was reduced from $0.68 to $0.18.

Employment agreements

Our executive officer does not currently have a written employment agreement with the Company. For the years ended December 31, 2013 and 2012, the Company incurred salary expenses from the Chief Executive Officer of the Company of $305,000. For the year ended December 31, 2013, $88,000 has been paid. The unpaid balance has been accrued and as of December 31, 2013 and 2012, the accrued salary is $693,107 and $476,107, respectively. As of December 31, 2013 and 2012, the Company owes its former chief executive officer $158,898.

Director Compensation

Directors are not compensated by our Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

The table below sets forth information with respect to the beneficial ownership of our securities as of March 28, 2014 by: (1) each person known by us to be the beneficial owner of five percent or more of our outstanding securities, and (2) executive officers and directors, individually and as a group. Unless otherwise indicated, we believe that the beneficial owner has sole voting and investment power over such shares. As of March 28, 2014, we had 33,464,497 shares of common stock issued and outstanding. Unless otherwise noted below, the address for each shareholder is 821 NW 57th Place, Fort Lauderdale, Florida 33309.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Ownership
Estate of Alberto DiBella (1)	6,095,500(1)	16.4%
John A. DiBella	10,064,000(2)	24.4%
All officers and directors as a group (1 person)	10,064,000(2)	24.4%

(1)           Voting and dispositive control held by Adele DiBella. Includes 2,295,500 shares of common stock. Includes 1,900,000 shares of common stock underlying options exercisable at $0.18 that expire June 12, 2015. Also includes options to purchase 1,900,000 shares of common stock, exercisable at $0.15 per share, on a cashless basis that expire on November 16, 2016.

(2)           Includes 2,364,000 shares of common stock. Includes options to purchase (i) 2,000,000 shares of common stock at $0.15 per share that expire on January 1, 2017; (ii) 1,000,000 shares of common stock at $0.18 per share that expire on June 30, 2017; (iii). 1,900,000 shares of common stock, exercisable at $0.15 per share on a cashless basis that expire on November 14, 2021; and (iv) 2,800,000 shares of common stock underlying options exercisable at $0.18 per share that expire on June 2, 2018. Excludes 100,000 shares held in trust for the benefit of his minor children.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information pertaining to all compensation plans under which equity securities of our company are authorized for issuance as of the end of the most recent fiscal year.

	Number of securities		Number of securities remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price	equity compensation
	outstanding options,	of outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in 1st column)

Equity compensation plans approved by security holders	0	N/A	0

Equity compensation plans not approved by security holders	13,465,000	$0.17	0
Total	13,465,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Company has no independent directors.

For the year ended December 31, 2011, the Company incurred consulting expenses from Alberto DiBella, its former chief executive officer, of $305,000. Of these amounts, $119,000 was paid for the year ended December 31, 2011.  The unpaid balance has been included in accrued expenses. His estate is a beneficial owner of in excess of 10% of the Company’s common stock as of the date of this report.

PART IV.

Item 14.	Principal Accountant Fees and Services

Year ended December 31, 2013

Audit Fees:  The aggregate fees, including expenses, billed by Liggett Vogt & Webb, P.A., our principal accountant in connection with the audit of our consolidated financial statements for the fiscal years ended

December 31, 2013 and 2012 and for the review of our financial information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and 2012 was $30,600 and $26,800.

Audit Related Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the audit for the years ended December 31, 2013 and 2012 were $-0-.

Tax Fees: The aggregate fees, billed by our principal accountant for services reasonably related to tax services during the years ended December 31, 2013 and 2012 were $-0-.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant during years 2013 and 2012 was $-0-.

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

ENVIRO VORAXIAL TECHNOLOGY, INC.

By: /s/ John A. DiBella
John A. DiBella
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial Officer)
March 28, 2014

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By: /s/ John A. DiBella
John A. DiBella, Director
March 28, 2014

INDEX TO FINANCIAL STATEMENTS

ENVIRO VORAXIAL TECHNOLOGY, INC.
CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

PAGE	F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-3	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2013 AND 2012

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

PAGE	F-5	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

PAGE	F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

PAGES	F-7 – F-16	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Enviro Voraxial Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Enviro Voraxial Technology, Inc. and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in shareholders’ deficiency and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Enviro Voraxial Technology, Inc. and subsidiary as of December 31, 2013 and 2012 the results of its operations and its cash flows for  each of the  years then ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B to the financial statements, the Company has a net loss of $357,148 for the year ended December 31, 2013 and a working capital deficit of $749,565 and stockholders’ deficit of $661,776 as of December 31, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note B.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIGGETT, VOGT & WEBB P.A.
Certified Public Accountants

Boynton Beach, Florida
March 28, 2014

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$135,954	$425,309
Accounts receivable, net	123,072	41,580
Inventory, net	218,027	315,755
Prepaid expenses	-	21,000
Total current assets	477,053	803,644

FIXED ASSETS, NET	77,763	100,380

OTHER ASSETS	10,026	10,026

Total assets	$564,842	$914,050

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$374,612	$631,685
Accrued expenses - related party	852,006	641,937

Total current liabilities	1,226,618	1,273,622

Total liabilities	1,226,618	1,273,622

COMMITMENTS AND CONTINGENCIES (See Note J)

SHAREHOLDERS' DEFICIENCY:
Common stock, $.001 par value, 42,750,000 shares authorized;
33,464,497 and 33,464,497 shares issued and outstanding as of
December 31, 2013 and December 31, 2012	33,465	33,465
Additional paid-in capital	14,817,875	14,762,931
Accumulated deficit	(15,513,116)	(15,155,968)

Total shareholders' deficiency	(661,776)	(359,572)

Total liabilities and shareholders' deficiency	$564,842	$914,050

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
	2013	2012

Revenues:
Sales	$974,954	$476,131
Rentals	216,605	297,237
Total	1,191,559	773,368

Cost of goods sold	484,541	389,754

Gross profit	707,018	383,614

Costs and expenses:
General and administrative	565,963	437,649
Consulting expense	39,986	869,568
Payroll expenses	425,648	489,138
Research and development	22,421	75,009

Total costs and expenses	1,054,018	1,871,364

Loss from operations	(347,000)	(1,487,750)

Interest expense	(10,148)	(8,388)

Total other expense	(10,148)	(8,388)

Loss before provision for income taxes	(357,148)	(1,496,138)

Provision for Income taxes	-	-

Net Loss	$(357,148)	$(1,496,138)

Weighted average number of common shares
outstanding-basic and diluted	33,464,497	33,179,789

Loss per common share - basic and diluted	(0.01)	(0.05)

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance - December 31, 2011	32,864,497	$32,865	$14,138,963	$(13,659,830)	$511,998

Issuance of common stock for consulting services	250000	250	24,750	-	25,000

Issuance of common stock for consulting services	100,000	100	9,900	-	10,000

Revaluation of stock issued for deferred compensation	-	-	475,019	-	475,019

Stock compensation expense	-	-	69,549	-	69,549

Issuance of common stock for consulting services	250,000	250	44,750	-	45,000

Net Loss	-	-	-	(1,496,138)	(1,496,138)

Balance - December 31, 2012	33,464,497	33,465	14,762,931	(15,155,968)	(359,572)

Revaluation of stock issued for deferred compensation	-	-	35,958	-	35,958

Stock compensation expense	-	-	18,986	-	18,986

Net loss	-	-	-	(357,148)	(357,148)

Balance - December 31, 2013	33,464,497	$33,465	$14,817,875	$(15,513,116)	$(661,776)

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2013	2012

Cash Flows From Operating Activities:
Net loss	$(357,148)	$(1,496,138)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation	22,617	35,301
Stock-based compensation	75,945	624,568
Deferred compensation	-	245,000
Changes in assets and liabilities:
Accounts receivable	(81,493)	333,883
Inventories	97,728	11,559
Other Assets		3,669
Accounts payable and accrued expenses	(47,004)	552,376

Net cash provided by (used in) operating activities	(289,355)	310,218

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Repayments of notes payable	-	(32,107)

Net cash used in financing activities	-	(32,107)

Net increase (decrease) in cash and cash equivalents	(289,355)	278,111

Cash and cash equivalents, beginning of period	425,309	147,198

Cash and cash equivalents, end of period	$135,954	$425,309

Supplemental Disclosures

Cash paid during the year for interest	$10,148	$8,388
Cash paid during the year for taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Enviro Voraxial Technology, Inc.
Note to Consolidated Financial Statements
December 31, 2013 and 2012

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

NOTE B - GOING CONCERN

The Company has experienced recurring losses and a working capital and stockholders’ deficit as of December 31, 2013. The Company has a net loss of $357,148 for the year ended December 31, 2013 and a working capital deficit of $749,565 and shareholders’ deficiency of $661,776 as of December 31, 2013. There is a substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company's sales and marketing efforts will be successful enough to achieve a level of revenue sufficient to provide cash inflows to sustain operations; however the Company has begun commercializing the Voraxial and is experiencing an increase in revenues that management believes will continue in 2014. The Company will continue to require the infusion of capital until operations become profitable. During the remainder of 2014 the Company anticipates seeking additional capital for growth and increasing sales of the Voraxial Separator. As a result of the above, there is substantial doubt about the entities ability to continue as a going concern and the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have

Enviro Voraxial Technology, Inc.
Note to Consolidated Financial Statements
December 31, 2013 and 2012
(continued)

evidence of customer order and all terms of the agreement have been complied with. As of December 31, 2013 there was $32,090 of deposits from one customer.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually three to twelve months.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The company maintains allowances for doubtful accounts for estimated losses. The company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is a doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, and its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collections. At December 31, 2013 and 2012, the Company has $0 and $0 in the allowance for doubtful accounts, respectively.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at December 31, 2013 and 2012, approximate their fair value because of their relatively short-term nature.

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of December 31, 2013 and 2012.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of December 31, 2013 and 2012.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of December 31, 2013 and 2012.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate limits.

Enviro Voraxial Technology, Inc.
Note to Consolidated Financial Statements
December 31, 2013 and 2012
(continued)

Inventory

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of December 31, 2013, there were no units held by third parties.

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

Such equity instruments may have a dilutive effect in the future and include the following potential common shares:
	2013	2012
Stock options	13,465,000	12,800,000
	13,465,000	12,800,000

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

Research and Development Expenses

Research and development costs, which includes travel expenses, consulting fees, subcontractors and salaries are expensed as incurred. There was $22,421 and $75,009 in research and development costs during December 31, 2013 and 2012, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses. There was $19,524 and $25,139 in advertising costs during December 31, 2013 and 2012, respectively.

Stock-Based Compensation

The Company adopted ASC Topic 718 formerly Statement of Financial Account Standard (SFAS) No. 123(R) effective January 1, 2006. This statement requires compensation expense relating to share-based payments to be

Enviro Voraxial Technology, Inc.
Note to Consolidated Financial Statements
December 31, 2013 and 2012
(continued)

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

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has no such assets and, therefore, no impairments of long-lived assets were recorded as of December 31, 2013 and 2012.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company's net loss or cash flows.

NOTE D – RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company’s present or future financial statements.

NOTE E- INVENTORY

Inventory as of December 31 consists of:
	2013	2012
Raw Materials	$175,232	$220,755
Work in Progress	6,795	-
Finished Goods	36,000	95,000
Total	$218,027	$315,755

NOTE F - FIXED ASSETS

Fixed assets as of December 31 consists of:

	2013	2012
Machinery and equipment	$495,372	$495,372
Furniture and fixtures	14,498	14,498
Autos and Trucks	5,294	5,294
Total	515,164	515,164
Less: accumulated depreciation	(437,401)	(414,784)
Fixed Assets, net	$77,763	$100,380

Enviro Voraxial Technology, Inc.
Note to Consolidated Financial Statements
December 31, 2013 and 2012
(continued)

Depreciation expense was $22,617 and $35,301 for the years ended December 31, 2013 and 2012 respectively.

NOTE G – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Significant components of accounts payable and accrued expenses at December 31, consists of:

	2013	2012
Trade payables and accrued expenses	$342,522	$227,615
Customer deposits	32,090	404,070
	$374,612	$631,685

NOTE H - RELATED PARTY TRANSACTIONS

For the years ended December 31, 2013 and 2012, the Company incurred salary expenses from the Chief Executive Officer of the Company of $305,000. For December 31, 2013, $88,000 has been paid for the year. The unpaid balance has been included in accrued expenses- related party. As of December 31, 2013 and 2012, the accrued salary is $693,107 and $476,107, respectively.

As of December 31, 2013 and 2012, the Company owes the former CEO $158,898, which is also included in accrued expenses- related party.

NOTE I - CAPITAL TRANSACTIONS

Common stock

Effective April 30, 2010, the Company issued restricted stock grants to acquire an aggregate of 1,100,000 shares of restricted common stock to John DiBella and 300,000 restricted shares to an employee. The shares subject to the grant to Mr. DiBella were initially subject to forfeiture by Mr. DiBella as follows:  300,000 shares on April 30, 2013, 400,000 shares on April 30, 2014 and 200,000 shares on April 30, 2015, in the event Mr. DiBella was no longer a full-time employee on such dates. The 300,000 stock grants issued to the employee are subject to forfeiture as follows: (1) 100,000 shares on April 30, 2012, (2) 100,000 shares on April 30, 2013, and (3) 100,000 shares on April 30, 2014 in the event such employee is no longer a full time employee on such date. The stock grants were valued at $0.38 per share and are amortized over the term of the stock grant. The securities may not be transferred absent registration or applicable exemption. On January 1, 2012, the Company vested 100% of the remaining unvested shares to John DiBella and recorded an expense of $209,000. As of December 31, 2012, the Company recorded the remaining unvested shares as prepaid expense of $19,000.  During 2013, the Company recorded an expense of $19,000 for the employee portion of the vested shares.

On January 1, 2012, the Company issued an aggregate of 100,000 shares of common stock to a consultant in consideration of services to be provided for 18 months with a fair value of $10,000. The expense will be amortized over the life of the agreement. The Securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. The securities may not be transferred absent registration or applicable exemption. During 2013 the Company recognized $2,000 in stock compensation expense.

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

Enviro Voraxial Technology, Inc.
Note to Consolidated Financial Statements
December 31, 2013 and 2012
(continued)

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

Information with respect to warrants outstanding and exercisable at December 31, 2013 and 2012 is as follows:

	Number Outstanding	Range of Exercise Price	Number Exercisable

Balance, December 31, 2011	400,000	$0.60	400,000
Issued	-	-	-
Expired	400,000	-	400,000
Balance, December 31, 2012	-	-	-
Issued	-	-	-
Expired	-	-	-
Balance, December 31, 2013	-	-	-

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

We used the following assumptions for options granted during the year ended December 31, 2013 and 2012:

Expected volatility: 115.31%
Expected lives: 3.5 to 5 Years
Risk-free interest rate: 0.490% - 0.8990%
Expected dividend yield: None

We used the following assumptions for options granted during the year ended December 31, 2013:

Expected volatility: 125%-128%
Expected lives: 3 to 10 Years
Risk-free interest rate: 0.74% - 2.89%
Expected dividend yield: None

In December 2013, the Company modified the terms of 1,365,000 previously issued stock options to employees. Per ASC Topic 718, this exchange of stock options was treated as a modification. The incremental value of $35,959, measured as the excess of the fair value of the modified award over the fair value of the original award immediately before the modification, and using the Black-Scholes option pricing model, was expensed immediately as all the options vested on the date of the exchange.

Enviro Voraxial Technology, Inc.
Note to Consolidated Financial Statements
December 31, 2013 and 2012
(continued)

On February 15, 2013 the Company issued options to purchase 165,000 shares of common stock to two employees of the Company in consideration for services performed. The options are exercisable at $0.20 per share and may be exercised on a cashless basis. The options shall expire at the earlier of (1) February 15, 2018 or (2) the upon the expiration of three calendar months from the date of which employee’s continuous employment by the Company or any of its subsidiaries is terminated, provided that in the event of employee’s death while in the employ of the Company his personal representatives may exercise the option as to any of the vested shares not previously exercised during his lifetime within three months following the date of his death.

On December 20, 2013 the Company issued options to purchase 500,000 shares of common stock to one employee of the Company in consideration for services performed. The options are exercisable at $0.18 per share.  The options vest 100,000 shares annual and  expire five years after the last vesting date.

Information with respect to options outstanding and exercisable at December 31, 2013 and 2012 is as follows:

	Number Outstanding	Range of Exercise Price	Number Exercisable

Balance, December 31, 2011	12,800,000	-	12,650,000
Issued	1,000,000	$0.15	-
Exercised	-	-	-
Expired	(950,000)	-	-
Balance, December 31, 2012	12,850,000	-	12,700,000
Issued	665,000	$0.20	-
Expired	-	-	-
Balance, December 31, 2013	13,465,000	-	12,965,000

The total unvested stock option expense is $56,632 as of December 31, 2013.

Exercise Price	Number Outstanding at December 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2013	Weighted Average Exercise Price
$0.15	5,800,000	4.58	0.15	5,800,000	$0.15
$0.18	6,550,000	3.78	0.18	6,050,000	$0.18
$0.20	1,115,000	7.07	0.20	1,115,000	$0.20
	13,465,000	-	-	12,965,000

The intrinsic value of vested shares as of December 31, 2013 was $0.

Enviro Voraxial Technology, Inc.
Note to Consolidated Financial Statements
December 31, 2013 and 2012
(continued)

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

NOTE J - COMMITMENTS AND CONTINGENCIES

Litigation

On or about November 17, 2011, a claim was filed in the Broward County Circuit Court in Fort Lauderdale, Florida against the company by Raw Energy Tech, LLC. The plaintiff alleges oral contract between the parties for the alleged design, fabrication and construction of a prototype power pack. Amount of damages sought are approximately $58,000. We have moved to dismiss the complaint and intend to vigorously defend this action as we believe this claim is without merit. We have accrued an amount in the financial statements to cover our legal expenses as of December 31, 2013.

Operating Lease

In October 2012 the Company entered into a three (3) year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. The lease is approximately $6,721 per month, which includes common area maintenance, taxes and insurance. The Company has the option to terminate the lease with three months’ notice.

Future minimum lease payments for operating leases at December 31, 2013 are as follows:

2014	80,652
2015 (10 months)	67,210
Total minimum lease payments	$ 147,862

NOTE K – MAJOR CUSTOMERS

For the year ended December 31, 2013, three customers accounted for approximately 85% of revenues. For the year ended December 31, 2012, three customers accounted for approximately 85% of revenues.

Major customer concentrations as of and for the year ended December 31, 2013 are as follows:

Customer	Sales Amount	Percent	Accounts Receivable	Percent
A	$629,000	53%	-	-
B	$221,979	19%	−	−
C	$151,786	13%	−	−
D	−	−	$60,254	49%
E	−	−	$39,503	32%

Enviro Voraxial Technology, Inc.
Note to Consolidated Financial Statements
December 31, 2013 and 2012
(continued)

Major customer concentrations as of and for the year ended December 31, 2012 are as follows:

Customer	Sales Amount	Percent	Accounts Receivable	Percent
A	$350,569	45%	$8,280	20%
B	$203,549	26%	-	-
C	$108,000	14%	-	-
D	-	-	$33,000	80%

NOTE L – INCOME TAX

At December 31, 2013 and 2012 we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an approximate expected rate of 38% .  As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has been established at December 31, 2013 and 2012.

The significant components of the deferred tax asset at December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
Current Deferred benefit:	$120,683	$358,076
	120,683	358,076
Valuation allowance	(120,683)	(358,076)
(Benefit) provision for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2013	2012

Combined statutory income tax rate	38%	38%

Valuation allowance	(38%)	(38%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The effects of temporary differences that gave rise to deferred tax assets are as follows:

	December 31,
	2013	2012

Net operating loss carry-forward	2,577,528	2,456,845
Valuation allowance	(2,577,528)	(2,456,845)

Deferred income tax asset	$-	$-

Enviro Voraxial Technology, Inc.
Note to Consolidated Financial Statements
December 31, 2013 and 2012
(continued)

The Company has made a 100% valuation allowance of the deferred income tax asset at December 31, 2013, as it is not expected that the deferred tax assets will be realized. The Company has a net operating loss carryforward of $6,846,541 available to offset future taxable income through 2033.

The Company’s federal income tax returns for the years ended December 31, 2011 through December 31, 2013 remains subject to examination by the Internal Revenue Services as of December 31, 2013.