Form 10-Q
period 2014-03-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2014-05-14
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 10, 2014, we had 33,464,497 shares of our Common Stock outstanding.

PART I.	CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$189,808	$135,954
Accounts receivable	107,754	123,072
Inventory, net	190,915	218,027
Prepaid expense	5,825	-

Total current assets	494,302	477,053

FIXED ASSETS, NET	72,108	77,763

OTHER ASSETS	10,026	10,026

Total assets	$576,436	$564,842

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$401,452	$374,612
Accrued expenses – related party	951,218	852,006

Total liabilities	1,352,670	1,226,618

COMMITMENTS AND CONTINGENCIES (See Note G)	-	-

SHAREHOLDERS' DEFICIT :
Common stock, $.001 par value, 42,750,000 shares authorized; 33,464,497 and 33,464,497 shares issued and outstanding as of March 31, 2014 and December 31, 2013	33,465	33,465
Additional paid-in capital	14,820,732	14,817,875

Accumulated deficit	(15,630,431)	(15,513,116)

Total shareholders' deficit	(776,234)	(661,776)

Total liabilities and shareholders' deficit	$576,436	$564,842

The accompanying notes are an integral part of the condensed consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues, net	$ 178,980	$ 296,789

Cost of goods sold	55,750	164,531

Gross profit (loss)	123,230	132,258

Costs and expenses:
General and administrative	236,842	266,556

Total costs and expenses	236,842	266,556

Loss from operations	(113,612)	(134,298)

Other (income) expenses:
Interest expense	(3,703)	(1,803)

Total other expense	(3,703)	(1,803)

NET LOSS	$ (117,315)	$ (136,101)

Weighted average number of common shares outstanding-basic and diluted	33,464,497	33,464,497

Loss per common share - basic and diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2013	33,464,497	$33,465	$14,817,875	$(15,513,116)	$(661,776)

Options issued to employees	-	-	2,857	-	2,857
Net loss	-	-	-	(117,315)	(117,315)

Balance - March 31, 2014	33,464,497	$33,465	$14,820,732	$(15,630,431)	$(776,234)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Cash Flows From Operating Activities:
Net loss	$ (117,315)	$ (136,101)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation	5,654	5,654
Provision for doubtful accounts	24,495	-
Options and warrants	2,857	30,485
Changes in assets and liabilities:
Accounts receivable	(9,177)	(16,620)
Inventory Prepaid expense	27,112 (5,825)	(19,843) 0
Accounts payable and accrued expenses	126,053	216,682

Net cash provided by operating activities	53,854	80,257

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:	-	-

Net increase in cash and cash equivalents	53,854	80,257

Cash and cash equivalents, beginning of period	135,954	425,309

Cash and cash equivalents, end of period	$ 189,808	$ 505,566

Supplemental Disclosures

Cash paid during the period for interest	$ 3,703	$ 1,803
Cash paid during the period for taxes	$ -	$ -

The accompanying notes are an integral part of the condensed consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED)

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

NOTE B - GOING CONCERN

The Company has experienced recurring net losses and a working capital deficiency as of March 31, 2014. There is no assurance that the Company's sales and marketing efforts will be successful enough to achieve a level of revenue sufficient to provide cash inflows to sustain operations; however, the Company is experiencing an increase in customer interest and forecast revenues to continue increasing 2014. While the Company anticipates increase in sales of the Voraxial Separator during 2014, the Company may continue to require the infusion of capital until operations become profitable. As a result of the above, there is a substantial doubt about our ability to continue as a going concern and the accompanying condensed unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of March 31, 2014 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED)

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. There were no agreements with such provisions as of March 31, 2014.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually one to twelve months.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at March 31, 2014, approximate their fair value because of their relatively short-term nature.

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
MARCH 31, 2014 (UNAUDITED)

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of March 31, 2014.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of March 31, 2014.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of March 31, 2014.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate (“FDIC”) limits.  As of March 31, 2014, balances did not exceed the FIDC limits.

Inventory

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of March 31, 2014 and December 31, 2013:

	2014	2013
Raw materials	$154,915	$175,232
Work in process	--	6,795
Finished goods	36,000	36,000
Total	$190,915	$218,027

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED)

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

Net Loss Per Share

In accordance with the accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

Since the Company reflected a net loss for the three months ended March 31, 2014 and 2013, the effect of 13,465,000 and 12,965,000 options, respectively, is anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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
MARCH 31, 2014 (UNAUDITED)

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

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.  These reclassifications had no impact on the Company’s net loss or cashflows.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC, did not, or are not believed by management, to have a material impact on the Company’s present or future financial statements.

NOTE E - RELATED PARTY TRANSACTIONS

For the three March 31, 2014, the Company incurred salary expenses from the Chief Executive Officer of the Company of $76,250. Of these amounts, $6,600 has been paid for the three months ended March 31, 2014. The total unpaid balance as of March 31, 2014 is $752,757 and is included in accrued expenses – related party.

NOTE F - CAPITAL TRANSACTIONS

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED)

stock on the open market. The expected lives for such grants were based on the simplified method for employees and officers.

Information with respect to options outstanding and exercisable at March 31, 2014 is as follows:

	Number Outstanding	Exercise Price	Number Exercisable

Balance, December 31, 2013	13,465,000	$0.17	13,265,000
Issued	-	-	-
Expired	-	-	-
Forfeited	-	-	-
Balance, March 31, 2014	13,465,000	$0.17	13,265,000

The following table summarizes information about the stock options outstanding at March 31, 2014:

Exercise Price	Number Outstanding at March 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2014	Weighted Average Exercise Price
0.15	5,800,000	4.34	0.15	5,800,000	0.15
0.18	6,550,000	3.54	0.18	6,550,000	0.18
0.20	1,115,000	6.82	0.20	915,000	0.20
Total	13,465,000	-	-	13,265,000	-

NOTE G – COMMITMENTS AND CONTINGENCIES

Litigation

On or about November 17, 2011, a claim was filed in the Broward County Circuit Court in Fort Lauderdale, Florida against the company by Raw Energy Tech, LLC. The plaintiff alleges oral contract between the parties for the alleged design, fabrication and construction of a prototype power pack. Amount of damages sought are approximately $58,000. We have moved to dismiss the complaint and intend to vigorously defend this action as we believe this claim is without merit. We have accrued an amount in the financial statements to cover our legal expenses as of March 31, 2014.

NOTE H – MAJOR CUSTOMERS

During the three months ended March 31, 2014, we recorded 68% of our revenue from Customer A, 18% from Customer B and 13% of our revenue from Customer C. As of March 31, 2014, 54% of our accounts receivable was due from Customer D, 30% was due from customer E and 14% was due from Customer F.

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

Application of Critical Accounting Policies

The Company’s consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Certain accounting policies have a significant impact on amounts reported in the financial statements.  A summary of these significant accounting policies can be found in Note C to the Company’s financial statements in the Company’s 2013 Annual Report on Form 10-K.  The Company has not adopted any significant new policies during the quarter ended March 31, 2014.

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

Results of Operations for the Three Months ended March 31, 2014 and 2013:

Revenue

Our revenues decreased by $117,809 or approximately 40% to $178,980 for the three months ended March 31, 2014 as compared to $296,789 for the three months ended March 31, 2013.  The Company believes the decrease in revenues reflects fluctuation in orders processed and the different models ordered and does not represent a decrease in demand, as the Company continues to negotiate with potential customers. We believe there is a continued demand for our Voraxial Separators in the oil exploration and production markets and the Company anticipates achieving greater revenue growth in 2014 than in 2013. We continue to believe the markets for the Voraxial® Separator are developing as companies with high volume water separation problems are becoming aware of the Voraxial.

The Company is currently working on numerous opportunities with customers including refinery, produced water, frac water and oil spill applications. We believe some of these opportunities will result in purchase orders in fiscal year 2014 and 2015. The projects include the Voraxial 2000 Separator, Voraxial 4000 Separator, Voraxial 8000 and multiple versions of the Voraxial Separator Skid. We are in discussions to sign representative agreements with oil service companies to promote the Voraxial. The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in increasing revenues in 2014.

Cost of Goods

Our cost of goods decreased by $108,781 or approximately 66% to $55,750 for the three months ended March 31, 2014 as compared to $164,531 for the three months ended March 31, 2013. This decrease is primarily due to a decrease in sales and to a lesser extent, the different models sold during the three months ended March 31, 2014 and a larger amount of rental income for existing units. Our cost of goods continues to be reviewed by management in an effort to obtain the best available pricing while maintaining high quality standards.

General and Administrative Expenses

General and Administrative (“G&A”) expenses decreased by $29,714 or approximately 11% to $236,842 for the three months ended March 31, 2014 from $266,556 for the three months ended March 31, 2013. Our G&A decreased for the three month period ended March 31, 2014 as compared to the three month period ended March 31, 2013 primarily due to fluctuations in marketing expenses.

Liquidity and Capital Resources:

Cash at March 31, 2014 was $189,808. Working capital deficit at March 31, 2014 was $858,368 as compared to working capital deficit at December 31, 2013 of $749,565.

At March 31, 2014, the Company had an accumulated deficit of $15,630,431. We experienced positive cash flow in the first quarter and anticipate continuing generating positive cash flow from the Voraxial Separator in 2014. To the extent such revenues and corresponding cash flows do not continue, we will require infusion of capital to sustain our operations.  We cannot be assured that we will generate revenues that will be self-sustaining. The Company has funded working capital requirements and intends, if necessary, to fund current working capital requirements through third party financing, including the private placement of securities. We cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.  If the Company is unable to obtain adequate financing, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities.

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

As a result of the above, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. There is substantial doubt about the entities ability to continue for a period of 12 months. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2014.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2014 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources, lack of qualified accounting personnel and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

Enviro Voraxial Technology, Inc.

By: /s/ John A. Di Bella
   John A. DiBella
   Chief Executive Officer and
   Principal Financial Officer

DATED:  May 14, 2014