Form 10-Q
period 2014-09-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2014-11-14
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 14, 2014, we had 33,464,497 shares of our Common Stock outstanding.

PART I.	CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$260,221	$135,954
Accounts receivable	85,153	123,072
Inventory, net	239,519	218,027
Prepaid expense	5,825	-

Total current assets	590,718	477,053

FIXED ASSETS, NET	60,799	77,763

OTHER ASSETS	10,026	10,026

Total assets	$661,543	$564,842

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$578,487	$374,612
Accrued Expenses – related party	1,057,718	852,006

Total liabilities	1,636,205	1,226,618

COMMITMENTS AND CONTINGENCIES (See Note G)	-	-

SHAREHOLDERS' DEFICIT :
Common stock, $.001 par value, 42,750,000 shares authorized; 33,464,497 and 33,464,497 shares issued and outstanding as of September 30, 2014 and December 31, 2013	33,465	33,465
Additional paid-in capital	14,948,943	14,817,875

Accumulated deficit	(15,957,070)	(15,513,116)

Total shareholders' deficit	(974,662)	(661,776)

Total liabilities and shareholders' deficit	$661,543	$564,842

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013

Revenues, net	$ 25,150	$ 149,838	$ 511,757	$ 1,130,440

Cost of goods sold	2,550	16,725	140,762	422,549

Gross profit	22,600	133,113	370,995	707,891

Costs and expenses:
General and administrative	206,716	154,660	394,799	423,552
Consulting expense	--	--	5,714	39,986
Payroll expense	138,046	121,317	403,538	340,662

Total costs and expenses	344,762	275,977	804,051	804,200

Loss from operations	(322,162)	(142,864)	(433,056)	(96,309)

Other expenses:
Interest expense	(3,610)	(2,882)	(10,898)	(6,728)

Total other expense	(3,610)	(2,882)	(10,898)	(6,728)

Net (Loss) before provisions for income taxes	(325,772)	(145,746)	(443,954)	(103,037)
Provisions for income taxes	-	-	-	-
NET (LOSS)	$ (325,772)	$ (145,746)	$ (443,954)	$ (103,037)

Weighted average number of common shares outstanding - basic and diluted	33,464,497	33,464,497	33,464,497	33,464,497
(loss) per common share - basic and diluted	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.00)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2013	33,464,497	$33,465	$14,817,875	$(15,513,116)	$(661,776)

Options issued to employees	-	-	5,714	-	5,714
Repricing of stock options	-	-	125,354	-	125,354
Net loss	-	-	-	(443,954)	(443,954)

Balance - September 30, 2014	33,464,497	$33,465	$14,948,943	$(15,957,070)	$(974,662)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended September 30,
	2014	2013

Cash Flows From Operating Activities:
Net loss	$ (443,954)	$ (103,037)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation	16,963	16,963
Stock Compensation and option expense	131,068	39,985
Changes in assets and liabilities:
Accounts receivable	37,919	(125,590)
Inventory Prepaid expense	(21,492) (5,825)	97,728 -
Accounts payable and accrued expenses	203,876	(262,208)
Accrued expenses – related party	205,712	144,500

Net cash provided by (used in) operating activities	124,267	(191,659)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:	-	-

Net increase (decrease) in cash and cash equivalents	124,267	(191,659)

Cash and cash equivalents, beginning of period	135,954	425,309

Cash and cash equivalents, end of period	$ 260,221	$233,650

Supplemental Disclosures

Cash paid during the period for interest	$ 10,898	$ 6,728
Cash paid during the period for taxes	$ -	$ -

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 (UNAUDITED)

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

NOTE B - GOING CONCERN

The Company has experienced recurring net losses and a working capital deficiency as of September 30, 2014. There is no assurance that the Company's sales and marketing efforts will be successful enough to achieve a level of revenue sufficient to provide cash inflows to sustain operations; however, the Company is experiencing an increase in customer interest and forecast revenues to continue increasing in 2014. While the Company anticipates an increase in sales of the Voraxial Separator during the fourth quarter 2014 and in 2015, the Company may continue to require the infusion of capital until operations become profitable. As a result of the above, there is a substantial doubt about our ability to continue as a going concern and the accompanying condensed unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of September 30, 2014 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 (UNAUDITED)

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. There were no agreements with such provisions as of September 30, 2014.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually one to twelve months.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at September 30, 2014, approximate their fair value because of their relatively short-term nature.

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
SEPTEMBER 30, 2014 (UNAUDITED)

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of September 30, 2014.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of September 30, 2014.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of September 30, 2014.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate (“FDIC”) limits.  As of September 30, 2014, we had balances of $10,221 that exceeded the FIDC limits.

Inventory

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of September 30, 2014 and December 31, 2013;

	2014	2013
Raw materials	$154,232	$175,232
Work in process	34,042	6,795
Finished goods	51,245	36,000
Total	$239,519	$218,027

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 (UNAUDITED)

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

Since the Company reflected a net loss for the three and nine months ended September 30, 2014 and 2013, the effect of 13,465,000 and 12,965,000 options, respectively, is anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

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
SEPTEMBER 30, 2014 (UNAUDITED)

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

Recent Accounting Pronouncements

“In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. As of September 30, 2014, we have adopted the provisions of this ASU.”

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC, did not, or are not believed by management, to have a material impact on the Company’s present or future financial statements.

NOTE E - RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2014 and 2013, the Company incurred salary expenses from the Chief Executive Officer of the Company of $208,950 and $228,750, respectively. Of these amounts, $42,800 and $17,000 has been paid for the nine months ended September 30, 2014 and 2013. The total unpaid balance as of September 30, 2014 is $1,057,718 and is included in accrued expenses – related party.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 (UNAUDITED)

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

Information with respect to options outstanding and exercisable at September 30, 2014 is as follows:

	Number Outstanding	Exercise Price	Number Exercisable
Balance, December 31, 2013	13,465,000	$0.05	13,265,000
Issued	-	-	-
Expired	-	-	-
Forfeited	-	-	-
Balance, September 30, 2014	13,465,000	$0.05	13,265,000

The following table summarizes information about the stock options outstanding at September 30, 2014:

Exercise Price	Number Outstanding at September 30, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2014	Weighted Average Exercise Price
0.05	13,465,000	9.13	0.05	13,265,000	0.05
Total	13,465,000	-	-	13,265,000	-

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 (UNAUDITED)

In September 2014, the Company extended the exercisable life and reduced the exercise price of options issued to employees and consultants to purchase an aggregate of 13,465,000 shares of common stock issued since 2002. The options now expire in November 2023 and the exercise price is $0.05 per share. The Company calculated the fair value of the extended options by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 187%; risk-free interest rates of 0.08% - 2.04% and expected lives of 240 days to six years. The Company recorded a charge of $125,354 related to the option repricing for the three and nine months ended September 30, 2014.

NOTE G – COMMITMENTS AND CONTINGENCIES

Litigation

On or about November 17, 2011, a claim was filed in the Broward County Circuit Court in Fort Lauderdale, Florida against the company by Raw Energy Tech, LLC. The plaintiff alleges oral contract between the parties for the alleged design, fabrication and construction of a prototype power pack. Amount of damages sought are approximately $58,000. We have moved to dismiss the complaint and intend to vigorously defend this action as we believe this claim is without merit. We have accrued an amount in the financial statements to cover our legal expenses as of September 30, 2014.

NOTE H – MAJOR CUSTOMERS

During the nine months ended September 30, 2014, we recorded 67% of our revenue from Customer A and 22% from Customer B. As of September 30, 2014, 71% of our accounts receivable was due from Customer C and 29% was due from customer B.

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

Application of Critical Accounting Policies

The Company’s consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Certain accounting policies have a significant impact on amounts reported in the financial statements.  A summary of these significant accounting policies can be found in Note C to the Company’s financial statements in the Company’s 2013 Annual Report on Form 10-K.  The Company has not adopted any significant new policies during the quarter ended September 30, 2014.

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

Results of Operations for the Three Months ended September 30, 2014 and 2013:

Revenue

Our revenues decreased by $124,688 or approximately 83% to$25,150 for the three months ended September 30, 2014 as compared to $149,838 for the three months ended September 30, 2013.  The Company believes the decrease in revenues reflects fluctuations in orders processed and the different models ordered and does not represent a decrease in demand, as the Company continues to negotiate with potential customers and has a backlog of orders.  We believe there is a continued demand for our Voraxial Separators in the oil exploration and production markets and the Company anticipates revenue growth for the remainder of 2014 and through 2015.  We continue to believe the markets for the Voraxial® Separator are developing as companies with high volume water separation problems are becoming aware of the Voraxial.

The Company is currently working on numerous opportunities with customers including refinery, produced water, frac water and oil spill applications. We believe some of these opportunities will result in purchase orders in the four quarter of 2014 and fiscal year 2015. The projects include the Voraxial 2000 Separator, Voraxial 4000 Separator, Voraxial 8000 and multiple versions of the Voraxial Separator Skid. We are in discussions to sign representative agreements with oil service companies to promote the Voraxial. The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in increasing revenues in the fourth quarter of 2014 and fiscal year 2015.

Cost of Goods

Our cost of goods decreased by $14,175 or approximately 85% to $2,550 for the three months ended September 30, 2014 as compared to $16,725 for the three months ended September 30, 2013. This decrease is primarily due to a decrease in sales and to a lesser extent, the different models shipped during the three months ended September 30, 2014. Our cost of goods continues to be reviewed by management in an effort to obtain the best available pricing while maintaining high quality standards.

General and Administrative Expenses

General and Administrative (“G&A”) expenses increased by $52,056 or approximately 34% to $206,716 for the three months ended September 30, 2014 from $154,660 for the three months ended September 30, 2013. Our G&A increased for the three month period ended September 30, 2014 as compared to the three month period ended September 30, 2013 primarily due to a one time accounting charge during the three month period ended September 30, 2014, for the repricing of common stock options of $125,354.

Results of Operations for the Nine months ended September 30, 2014 and 2013:

Revenue

Our revenues decreased by 54% to $511,757 for the nine months ended September 30, 2014 as compared to $1,130,440 for the nine months ended September 30, 2013.

The Company believes the decrease in revenues reflects fluctuation in orders processed and the different models ordered and does not represent a decrease in demand, as the Company continues to negotiate with potential customers and has a backlog of orders it is projected to complete during the fourth quarter of 2014. The Company believes there is an increasing demand for our Voraxial Separators in the oil exploration and production markets as we are working with a growing number of potential customers both domestically and abroad.  Our Voraxial Separators are being evaluated and/or installed for various niche markets within the oil industry including production facilities, offshore platforms, tar sands and hydraulic fracturing (frac).  We anticipate revenue growth for the remainder of 2014 and 2015.  We continue to believe the markets for the Voraxial Separator are developing as companies with high volume water separation problems are becoming aware of the Voraxial.

The Company is currently working on numerous opportunities with customers for refinery, produced water, frac water and oil spill applications.  We believe some of these opportunities will result in purchase orders during the fourth quarter of 2014 and fiscal year 2015.  The projects include the Voraxial 2000 Separator, Voraxial 4000 Separator, Voraxial 8000 and multiple versions of the Voraxial Separator Skid.  We are in discussions to sign representative agreements with representatives and oil service companies to promote the Voraxial.  The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in increasing revenues in during the fourth quarter of 2014 and fiscal year 2015.

Cost of Goods

Our cost of goods decreased to $140,762 for the nine months ended September 30, 2014 as compared to $422,549 for the nine months ended September 30, 2013.  This decrease is primarily due to the decrease in sales and the different models sold during the nine months ended September 30, 2013.  Our cost of goods continues to be reviewed by management to guarantee the best available pricing while maintaining high quality standards.

General and Administrative Expenses

General and administrative expenses, in combination with stock based compensation, decreased by $28,753 or approximately 7% to $394,799 for the nine months ended September 30, 2014 from $423,552 for the nine months ended September 30, 2013.  Our G&A decreased for the nine month period ended September 30, 2014 as compared to the nine month period ended September 30, 2013 primarily due to decreases in legal and professional fees, which was partially offset by the one-time accounting charge for repricing of common stock options during 2014.

Liquidity and Capital Resources:

Cash at September 30, 2014 was $260,221. Working capital deficit at September 30, 2014 was $1,045,487 as compared to working capital deficit at December 31, 2013 of $749,565.

At September 30, 2014, the Company had an accumulated deficit of $15,957,070. We experienced positive cash flow in the first three quarters of 2014 and anticipate continuing generating positive cash flow from the Voraxial Separator in 2014 and into 2015. To the extent such revenues and corresponding cash flows do not continue, we will require infusion of capital to sustain our operations.  We cannot be assured that we will generate revenues that will be self-sustaining. The Company has funded working capital requirements and intends, if necessary, to fund current working capital requirements through third party financing, including the private placement of securities. We cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.  If the Company is unable to obtain adequate financing, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2014.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2014 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources, lack of qualified accounting personnel and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

DATED:  November 14, 2014