Form 10-K
period 2014-12-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2015-03-31
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($0.0795 per share). $2,157,660.20 on June 30, 2014.

There were 33,464,497 shares of common stock outstanding as of March 28, 2015.

PART I.

Item 1.   Business

Our History

Enviro Voraxial Technology, Inc. (the “Company”) was incorporated in Idaho on October 19, 1964, under the name Idaho Silver, Inc. Our wholly owned subsidiary, Florida Precision Aerospace, Inc., a Florida corporation (“FPA”), was incorporated on February 26, 1993.

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

We have generated limited revenues to date partially due to the time required to educate the market of our separation technology, partially because of insufficient funds to adequately market our product; and the time needed to secure and complete initial projects. However with the dissemination of the data from our initial projects, we believe demand and interest for the Voraxial continues to  increase. We are in various stages of negotiations with multiple customers interested in our Voraxial Separators and Voraxial Separator Systems. While we cannot provide any reasonable assurances, we believe a percentage of these negotiations will ultimately be consummated.

We are receiving inquiries from customers in various industries. Even though customers from various industries can utilize the Voraxial, we are currently focused on developing market channels to penetrate the oil and gas exploration and production market and more specifically, the produced water market. The Company believes that revenues from this industry will continue to increase in 2015 and beyond. We have completed multiple projects and trials to date with the Voraxial Separators (both offshore platforms and onshore production facilities) including units to PDVSA, Occidental, Transocean, Tetra Technologies, ConocoPhillips, GE, Sinopec, and the US Navy. We are in dialogue with other companies to conduct similar projects in 2015 and 2016.

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

Due to the exposure from the various petroleum industry related trade shows and the initial sales, trials and demonstrations conducted over the past several years, the Company continues discussions with various oil companies for purchase of units and to conduct additional trials. The Company is also in discussion with several oil service companies interested in developing a relationship with the company to market the Voraxial Separator within the industry. We anticipate that some of these opportunities will materialize in 2015.

We have also developed a turnkey system can be utilized in multiple niche applications in the oil industry including produced water, deck water drainage, slopwater, FPSO (floating, production, storage and offloading) and refinery markets. The system integrates the Voraxial Separator as a bulk separator, coalescers to increase the droplet size of the dispersed oil and filters for the secondary process for polishing. The system can also include other equipment such as flow meters, turbidity meters, oil monitors and chemical injection ports. We believe the turnkey system will provide the oil industry with a compact and effective separation system. The Voraxial’s small footprint, low energy requirements and separation quality coupled with unique filtration equipment for secondary treatment provides the customer with a complete turnkey package that meets the most stringent discharge levels such as OSPAR (North Sea countries <30mg/ltr) and United States 40 CFR435 (<29 mg/ltr). We have shipped various models of this system.

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

The benefits of the Voraxial include:

-	High volume / small footprint
-	No Pressure drop requirement
-	High G force
-	Treats a wide range of flows, even slugging flows
-	Handles fluctuation in flow rates without any adjustments
-	Handles fluctuation in contaminates without any adjustments
-	Separation of 2 or 3 components simultaneously
-	Non-clogging - open rotor assembly
-	Low maintenance with ease of operation and installation
-	Can operate dry
-	Since there is no pressure drop, there is very little wear caused by sand

The Voraxial Separator is a self-contained, non-clogging device that can be powered by an electric motor, diesel engine or by hydraulic power generation. Further, the Voraxial Separator’s scalability allows it to be utilized in a variety of industries and to process various amounts of liquid. The following are the various sizes and the corresponding capacity range:

Model	Diameter	Capacity Range
Number	Size	Gallons Per Minute
Voraxial® 1000	1 inch	3 - 5
Voraxial® 2000	2 inches	20 - 70
Voraxial® 4000	4 inches	100 - 500
Voraxial® 8000	8 inches	1,000 - 3,500

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

The Market

The need for effective and cost efficient wastewater treatment and separation technology is global in scale. Moreover, virtually every industry requires some type of separation process either during the manufacturing process, prior to treatment or discharge of wastewater into the environment, for general clean up, or emergency response capability. Separation processes, however, are largely unknown to the average consumer. These processes are deeply integrated in almost all industrial processes from oil to wastewater to manufacturing. Management believes that the Voraxial technology has applications in most, if not all major separation industries. The unique characteristics of the Voraxial allow it to be utilized either as a stand-alone unit or within an existing system to provide a more efficient and cost effective way to handle the separation needs of the customer. We believe the Voraxial Separator can result in a cost savings and other benefits to the customer. These benefits result in and include:

●	A reduction in water and energy usage,
●	Requires no pressure drop to perform separation,
●	Less space needed to implement the Voraxial Separator, the Voraxial Separator weights less than existing systems,
●	A reduction time to process and separate the fluids, allowing the customer to be more efficient,
●	Creation of more efficient and faster process to treat water to increase the overall productivity of the end-user,
●	A reduction in the amount of disposable liquids,
●	Fewer employees needed to operate the system, and
●	Reduction of ongoing maintenance and servicing costs.

We believe that we are the only front-end solution for the separation industry that can offer increased productivity while reducing the physical space and energy required to operate the unit. These advantages translate into the potential for substantial operating cost efficiencies that would increase the profitability of the solution’s end user. The Voraxial’s unique characteristic to conduct separation without a pressure loss allows the unit to be installed in locations other technologies cannot. For instance another separation technology in the oil industry called a hydrocyclone  requires a significant pressure loss to perform separation. We believe this characteristic gives our customers a more practical way to achieve separation.

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

Marketing

Management continues to implement a sales and marketing program, that includes independent sales representatives, relationships with oil service companies, engineering firms  and attending trade shows, to stimulate awareness of the Voraxial Separator. Management is developing relationships with oil service companies and representatives to promote the Voraxial to oil industry customers. We have presented the Voraxial Separator at several prominent trade shows in the past fiscal year and have been recognized by various organizations. The Company plans to exhibit the Voraxial Separator at additional tradeshows in 2015.

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

Research and development

We have spent approximately $0 and $22,421,  respectively, during years ended December 31, 2014 and 2013, on product research and development. The Company has finalized the development of the Voraxial Separator. However, we continue to improve the Voraxial Separator and test the products for new applications.

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

PART II.

Item 5.   Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the OTC Markets under the symbol “EVTN”. The range of high and low bid quotations below are provided by the OTC Markets. On March 19, 2015, the closing price for our common stock was $0.02. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2013	$0.195	$0.195
June 30, 2013	$0.173	$0.173
September 30, 2013	$0.199	$0.199
December 31, 2013	$0.190	$0.190

March 31, 2014	$0.13	$0.08
June 30, 2014	$0.10	$0.06
September 30, 2014	$0.08	$0.04
December 31, 2014	$0.06	$0.02

Holders

As of December 31, 2014, there were approximately 800 holders of record of our common stock outstanding. Our transfer agent is Jersey Stock Transfer LLC., Post Office Box 606, Mount Freedom, New Jersey 07970-0606.

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

Year ended December 31, 2014 compared to year ended December 31, 2013

Revenue

We continued to focus our efforts and resources to the manufacturing, assembling, marketing and selling of the Voraxial Separator. Revenues for the year ended December 31, 2014 decreased by $614,771 to $576,788 or approximately 60% from $1,191,559 for the year ended December 31, 2013. We believe the decrease in revenues corresponds to fluctuations in sales as oppose to a decrease in customer interest in the Voraxial.  The Company received additional orders in excess of $600,000 in 2014, that will be recognized as revenues on shipment dates projected to be in 2015. If we include these orders with our 2014 revenues, our 2014 revenues would have remained fairly consistent with 2013 revenues. With the increased exposure and awareness of the Voraxial, we are completing more projects and are reviewing more inquiries and projects over the past 2 years than at any other time in our history. We believe the dissemination of data from previously installed Voraxials is also creating an increase awareness and demand for the Voraxial. We continue to build relationships with oil services companies, representatives and oil exploration and production companies and believe these relationships will increase revenues in the near and long term. We continue to do testing with oil companies that we believe will result in future revenues. Over 80% of our revenues in 2013 were a result of sales of the Voraxial Separator and auxiliary equipment and parts, and the remaining revenues were from lease orders and trials for customers interested in buying the Voraxial Separator. 60% of our revenues for 2014 were attributed to sales and the balance was attributed to rentals of the Voraxial Separator and auxiliary equipment.

Cost of goods sold decreased to $178,992 for the year ended December 31, 2014 from $484,541 during the year ended December 31, 2013 or an decrease of $305,549 or approximately 63%. The majority decrease in cost of goods sold was directly related to our decrease in revenues.

Costs and expenses

Costs and expenses increased by approximately 6% or $64,162 to $1,118,180 for the year ended December 31, 2014 as compared to $1,054,018 for the year ended December 31, 2013. Our cost increased primarily due to a non-cash increase  in consulting and payroll expense as discussed below during 2014.  The increases were partially offset by decreases in general and administrative and R&D expenses. As we continue to build our network of representatives we were able to reallocate our expenses to better utilize our resources to focus on customer retention and penetration.

General and administrative expenses

General and Administrative expenses decreased by approximately 20% or $115,261 to $450,702 for the year ended December 31, 2014 from $565,963 for the year ended December 31, 2013. The decrease was primarily due to a decrease in legal and professional fees and marketing and sales expense.

Consulting and Payroll Expenses

Consulting expenses increased by approximately 220% or $88,353 to $128,339 for the year ended December 31, 2014 from $39,986 for the year ended December 31, 2013. The increase was primarily due to non-cash expenses associated with the repricing of options to consultants and employees in 2014. Payroll expense increased by 16% or $113,491 to $539,139 for the year ended December 31, 2014 as compared to $425,648 for the year ended December 31, 2013. The increase reflects the fluctuations in employee overtime.

Research and development expenses

Research and Development (R&D) expenses decreased to $0 for the year ended December 31, 2014 from $22,421 for the year ended December 31, 2013. As the development of the Voraxial is complete, specific R&D projects have decreased and R&D is predominantly for activities in the oil and gas industry. The Company filed a provisional patent during 2013.

Liquidity and capital resources

At December 31, 2014, we had working capital deficiency of $1,333,743, cash of $182,916 and an accumulated deficit of $16,248,251. For the year ended December 31, 2014, we had a net loss of $735,135. Operating at a loss for the year negatively impacted our cash position. We believe that including our current cash resources and anticipated revenue to be generated by sales and/or leases of our Voraxial Separators, we will have sufficient resources to continue business operations for the next twelve months. To the extent that these resources are not sufficient to sustain current operating activities, we may need to seek additional capital, or adjust our operating plan accordingly.

Continuing losses

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern.

The Company has experienced net losses, has a working capital and stockholders’ deficit. There is no assurance that the Company's developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve significant revenues. If the Company is unable to successfully commercialize its Voraxial Separator, it is unlikely that the Company could continue its business. Therefore, substantial doubt exists about the ability of the Company to continue as a going concern. The Company may require the infusion of capital until operations become profitable. During 2015, the Company may seek additional capital in the event it is unable to increase sales of the Voraxial Separator or continue to restrict expenses.

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

We have not yet generated significant revenues from the Voraxial Separator. The revenues and income potential of our business and the markets of our separation technology are unproven. We have incurred operating losses since our inception, and we will continue to incur net losses until we can produce sufficient revenues to cover our costs. At December 31, 2014, we had an accumulated deficit of $16,248,251 including a net loss of $735,135 for the year ended December 31, 2013. Even if we achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Revenues from three customers accounted for approximately 85% of total revenues during 2013 and revenues from two customers accounted for approximately 83% of total revenues during 2014. We do not have any contracts with these customers. If these customers fail to order additional products or we are unable to attract new customers, it could have an adverse effect on our financial condition and results of operations.

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

As of December 31, 2014, the Company has approximately 9,285,503 shares of authorized, but unissued Common Stock. In addition, the Company has reserved approximately 13,465,000 shares for outstanding options. Therefore the Company has limited shares of common stock which otherwise could be sold to meet future financing needs and does not have a sufficient number of shares reserved in the event of the exercise of all of the Company’s outstanding options.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2014. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees.

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

Name	Age	Position
John A. DiBella	43	Chief Executive Officer, Chief Financial Officer and Director
Raynard Veldman	54	Director

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

Raynard Veldman has served as a director of the Company since August 2014.  He served as vice president for Magnablend, Inc., a custom chemical blending and manufacturing company from February 2012 to July 2014.  From April 2001 through February 2012 he served as business and product manager for Weatherford, Inc. in their Engineered Chemistry Division.  He has over 30 years of experience in the domestic and international oil and gas industry.  Mr. Veldman has a M.S. in Chemical Engineering from the University of Houston and a B.S. in Chemical Engineering from the University of Texas.  He has also periodically served as a consultant to the Company since 2009.

Board of Directors and Committees

During the year ended December 31, 2014, our board of directors held 4 meetings.

To date, we have not established an audit committee. Due to our financial position, we have been unable to attract qualified independent directors to serve on our board. Our board of directors, consisting of John A. DiBella and Raynard Veldman, reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls. None of the board members are considered a “financial expert.”

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

Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. These persons are required by SEC regulation to furnish us with copies of these reports they file. To our knowledge, based solely on a review of the copies of reports furnished to us, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with on a timely basis for the period which this report relates except as follows: Raynard Veldman, a director of the Company, was appointed to the board of directors on August 29, 2014.  Under his initial Form 3 he failed to disclose ownership of 1,500,000 shares of common stock.  Mr. Veldman filed an amendment to the Form 3 prior to the filing of this report.

Item 11.  Executive compensation

The table below sets forth compensation for the past two years awarded to, earned by or paid to our chief executive officer and each executive officer whose compensation exceeded $100,000 for the years ended December 31, 2014 and December 31, 2013 (the “Named Executives”).

		Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)

John A. DiBella	2014	$305,000(2)	--	--	44,224(4)	--	--	--	$349,224
President, Chief Executive Officer	2013	$305,000(3)	--	--	--	--	--	--	$305,000
and Chief Financial Officer

(1)
The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules. These amounts represent awards that are paid in shares of common stock or options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the Named Executives.

(2)	$90,000 paid and the remaining amount accrued.
(3)	$88,000 paid and remaining amount accrued.
(4)
Effective August 29, 2014, the Company extended the expiration dates of all of its issued and outstanding common stock purchase options to November 15, 2023 and reduced the exercise price of such options to $0.05 per share.

Outstanding Equity Awards At December 31, 2014

Listed below is information with respect to unexercised options for each Named Executive as of December 31, 2014.

Option Awards								Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($)	(#)	($)

John A. DiBella	7,700,000	--	$0.05	11/15/2023(1)	--	--	--	--

(1)
Effective August 29, 2014, the Company extended the expiration dates of all of its issued and outstanding common stock purchase options to November 15, 2023 and reduced the exercise price of such options to $0.05 per share.

Employment agreements

Our executive officer does not currently have a written employment agreement with the Company. For the years ended December 31, 2014 and 2013, the Company incurred salary expenses from the Chief Executive Officer of the Company of $305,000. For the year ended December 31, 2014, $88,000 has been paid. The unpaid balance has been accrued and as of December 31, 2014 and 2013, the accrued salary is $936,433 and $693,107, respectively. As of December 31, 2014 and 2013, the Company owes the estate of its former chief executive officer $158,898.

Director Compensation

Directors are not compensated by our Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

The table below sets forth information with respect to the beneficial ownership of our securities as of March 28, 2015 by: (1) each person known by us to be the beneficial owner of five percent or more of our outstanding securities, and (2) executive officers and directors, individually and as a group. Unless otherwise indicated, we believe that the beneficial owner has sole voting and investment power over such shares. As of March 28, 2015, we had 33,464,497 shares of common stock issued and outstanding. Unless otherwise noted below, the address for each shareholder is 821 NW 57th Place, Fort Lauderdale, Florida 33309.

Name and Address of	Number of Shares	Percentage of
Beneficial Owner	Beneficially Owned	Ownership
Adele DiBella	6,095,500(1)	16.4%
John A. DiBella	10,428,616(2)	25.3%
Raynard Veldman	2,500,000(3)	7.3%
All officers and directors	12,928,616(2)(3)	30.7%
as a group (2 persons)

(1) Includes 2,295,500 shares of common stock and 3,800,000 shares of common stock underlying options exercisable at $0.05 that expire November 15, 2023.

(2) Includes 2,528,616 shares of common stock and 7,700,000 shares of common stock underlying options exercisable at $0.05 per share expiring on November 15, 2023. Includes 100,000 shares held by his his minor children.

(3) Includes 1,500,000 shares of common stock and 1,000,000 shares of common stock underlying options exercisable at $0.05 per share expiring on November 15, 2023.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information pertaining to all compensation plans under which equity securities of our company are authorized for issuance as of the end of the most recent fiscal year.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
Equity compensation plans
approved by security holders	0	N/A	0

Equity compensation plans not
approved by security holders	13,465,000	$0.05	0
Total	13,465,000

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Company has one independent director, Raynard Veldman. Mr. Veldman is considered “independent” as defined under Nasdaq Marketplace Rules.

For the years ended December 31, 2014 and 2013, the Company incurred salary expenses from the Chief Executive Officer of the Company of $305,000. For December 31, 2014, $90,000 has been paid for the year. The unpaid balance has been included in accrued expenses- related party. As of December 31, 2014 and 2013, the accrued salary is $936,433 and $693,107, respectively.

As of December 31, 2014 and 2013, the Company owes the estate of its former Chief Executive Officer $158,898, which is also included in accrued expenses- related party. The estate is controlled by Adele DiBella, an affiliate shareholder of our company.

PART IV.

Item 14. Principal Accountant Fees and Services

Audit Fees: The aggregate fees, including expenses, billed by Liggett Vogt & Webb, P.A., our principal accountant in connection with the audit of our consolidated financial statements for the fiscal years ended

December 31, 2014 and 2013 and for the review of our financial information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and 2013 was $30,600 and $30,600.

Audit Related Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the audit for the years ended December 31, 2014 and 2013 were $-0-.

Tax Fees: The aggregate fees, billed by our principal accountant for services reasonably related to tax services during the years ended December 31, 2014 and 2013 were $-0-.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant during years ended December 31, 2014 and 2013 was $-0-.

Item 15.   Exhibits and Financial Data Schedules

(a)	Exhibit No.	Description of Exhibit
	2	Plan of Merger (1)
	3(i)	Articles of Incorporation (1)
	3(ii)	Bylaws (1)
	4	Share Certificate (1)
	14	Code of Ethics (2)
	21	Subsidiaries (1)
	31.1	Rule 13a-14(a)/15d-4(a) Certification of Principal Executive Officer
	31.2	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer
	32.1	Section 1350 Certification of Principal Executive Officer
	32.2	Section 1350 Certification of Principal Financial Officer
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed on Form 10-SB Registration Statement, as amended.
(2)	Previously filed on Form 10-KSB annual report for the year ended December 31, 2003.

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
March 31, 2015

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By: /s/ John A. DiBella
John A. DiBella, Director
March 31, 2015

By: /s/ Raynard Veldman
Raynard Veldman. Director
March 31, 2015

INDEX TO FINANCIAL STATEMENTS
ENVIRO VORAXIAL TECHNOLOGY, INC.
CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS
PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2014 AND 2013	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013	F-4

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 – F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Enviro Voraxial Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Enviro Voraxial Technology, Inc. and subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in shareholders’ deficiency and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Enviro Voraxial Technology, Inc. and subsidiary as of December 31, 2014 and 2013 the results of its operations and its cash flows for each of the years then ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has a net loss of $735,135 for the year ended December 31, 2014 and a working capital deficit of $1,333,743 and stockholders’ deficit of $1,268,572 as of December 31, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIGGETT, VOGT & WEBB P.A.
Certified Public Accountants

Boynton Beach, Florida
March 31, 2015

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

CURRENT ASSETS:
Cash and cash equivalents	$182,916	$135,954
Accounts receivable, net	24,900	123,072
Inventory, net	420,110	218,027
Prepaid expenses	5,825	-
Total current assets	633,751	477,053

FIXED ASSETS, NET	55,145	77,763

OTHER ASSETS	10,026	10,026

Total Assets	$698,922	$564,842

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$406,873	$342,522
Accrued expenses – related party	1,095,331	852,006
Deposits	465,290	32,090

Total current liabilities	1,967,494	1,226,618

Total liabilities	1,967,494	1,226,618

COMMITMENTS AND CONTINGENCIES (See Note J)

SHAREHOLDERS’ DEFICIENCY
Common stock, $.001 par value, 42,750,000 shares authorized; 33,464,497 and 33,464,497 shares issued and outstanding as of December 31, 2014 and December 31, 2013	33,465	33,465
Additional paid-in capital	14,946,214	14,817,875
Accumulated deficit	(16,248,251)	(15,513,116)

Total shareholders’ deficiency	(1,268,572)	(661,776)

Total liabilities and shareholders’ deficiency	$698,922	$564,842

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATION

	Years Ended December 31,
	2014	2013
Revenues:
Sales	$343,704	$974,954
Rentals	233,076	216,605
Total revenue	576,780	1,191,559

Cost of goods sold	178,992	484,541

Gross profit	397,788	707,018

Costs and expenses:
General and administrative	450,702	565,963
Consulting expense	128,339	39,986
Payroll expenses	539,139	425,648
Research and development	-	22,421

Total costs and expenses	1,118,180	1,054,018

Loss from operations	(720,392)	(347,000)

Interest expense	(14,743)	(10,148)

Total other expense	(14,743)	(10,148)

Loss before provision for income taxes	(735,135)	(357,148)

Provision for Income taxes	-	-

Net Loss	$(735,135)	$(357,148)

Weighted average number of common shares
outstanding-basic and diluted	33,464,497	33,464,497

Loss per common share - basic and diluted	(0.02)	(0.01)

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance - December 31, 2012	33,464,497	$32,465	$14,762,931	$(15,155,968)	$(359,572)

Revaluation of stock issued for deferred compensation	-	-	35,958	-	35,958

Stock compensation expense	-	-	18,986	-	18,986

Net loss	-	-	-	(357,148)	(357,148)

Balance - December 31, 2013	33,464,497	33,465	14,817,875	(15,513,116)	(661,776)

Revaluation of stock issued for deferred compensation	-	-	125,354	-	125,354

Stock compensation expense	-	-	2,985	-	2,985

Net loss	-	-	-	(735,135)	(735,135)

Balance - December 31, 2014	33,464,497	$33,465	$14,946,214	$(16,248,251)	$(1,268,572)

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013

Cash Flows From Operating Activities:
Net loss	$(735,135)	$(357,148)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Inventory Impairment	16,980	-
Provisions for doubtful accounts	60,254	-
Depreciation	22,618	22,617
Stock-based compensation	128,339	75,945
Changes in assets and liabilities:
Accounts receivable	37,918	(81,493)
Inventories	(219,063)	97,728
Other Assets	(5,825)
Accounts payable and accrued expenses	740,876	(47,004)

Net cash provided by (used in) operating activities	46,962	(289,355)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:	-	-

Net increase (decrease) in cash and cash equivalents	46,962	(289,355)

Cash and cash equivalents, beginning	135,954	425,309

Cash and cash equivalents, end of period	$182,916	$135,954

Supplemental Disclosure

Cash paid during the year for interest	$14,743	$10,148
Cash paid during the year for taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Enviro Voraxial Technology, Inc.
Note to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE A - ORGANIZATION AND OPERATIONS

Enviro Voraxial Technology, Inc. (the "Company") is a provider of environmental and industrial separation technology. The Company has developed, and now manufactures and sells its patented technology, the Voraxial® Separator, a technology that efficiently separates liquid/liquid, liquid/solid or liquid/liquid/solid fluid streams with distinct specific gravities. Current and potential commercial applications and markets include oil exploration and production, oil refineries, oil spill, mining, manufacturing, waste-to-energy and food processing industry.

Florida Precision Aerospace, Inc. (FPA) is the wholly- owned subsidiary of the Company and is used to manufacture, assemble and test the Voraxial Separator.

NOTE B - GOING CONCERN

The Company has experienced recurring losses and a working capital and stockholders’ deficit as of December 31, 2013. The Company has a net loss of $735,135 for the year ended December 31, 2014 and a working capital deficit of $1,333,743 and shareholders’ deficiency of $1,268,572 as of December 31, 2014. There is a substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company's sales and marketing efforts will be successful enough to achieve a level of revenue sufficient to provide cash inflows to sustain operations; however the Company has begun commercializing the Voraxial and is experiencing an increase in customer interest that management believes will continue in 2015. The Company received additional orders in excess of $600,000 in 2014, of which (1) $250,000 was shipped subsequent to December 31, 2014 and will be recognized as revenue during the three months ended March 31, 2015, and (2) the balance, in the event of shipment, will be recognized on the shipment date. The Company will continue to require the infusion of capital until operations become profitable. During the remainder of 2015 the Company anticipates seeking additional capital for growth and increasing sales of the Voraxial Separator. As a result of the above, there is substantial doubt about the entities ability to continue as a going concern and the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. As of December 31, 2014 there was $465,290 of deposits from customers.

Enviro Voraxial Technology, Inc.
Note to Consolidated Financial Statements
December 31, 2014 and 2013
(continued)

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually three to twelve months.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The company maintains allowances for doubtful accounts for estimated losses. The company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is a doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, and its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collections. At December 31, 2014 and 2013, the Company has $84,749 and $0 in the allowance for doubtful accounts, respectively.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at December 31, 2014 and 2013, approximate their fair value because of their relatively short-term nature.

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of December 31, 2014 and 2013.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of December 31, 2014 and 2013.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of December 31, 2014 and 2013.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate limits.

Inventory

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of December 31, 2014, there was 1 unit held by third parties.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. The cost of maintenance and repairs is expensed to operations as

Enviro Voraxial Technology, Inc.
Note to Consolidated Financial Statements
December 31, 2014 and 2013
(continued)

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

Such equity instruments may have a dilutive effect in the future and include the following potential common shares:

	2014	2013
Stock options	13,465,000	13,465,000

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

Research and Development Expenses

Research and development costs, which includes travel expenses, consulting fees, subcontractors and salaries are expensed as incurred. There was $0 and $22,421 in research and development costs during December 31, 2014 and 2013, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses. There was $21,083 and $19,524 in advertising costs during December 31, 2014 and 2013, respectively.

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

Enviro Voraxial Technology, Inc.
Note to Consolidated Financial Statements
December 31, 2014 and 2013
(continued)

Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has no such assets and, therefore, no impairments of long-lived assets were recorded as of December 31, 2014 and 2013.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company's net loss or cash flows.

NOTE D – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued new accounting guidance regarding revenue recognition under GAAP. This new guidance will supersede nearly all existing revenue recognition guidance, and is effective for public entities for annual and interim periods beginning after December 31, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of this new guidance on the Company’s condensed consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concern”, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter.  Early application is permitted.  The adoption of ASU 2014-15 is not expected to have a material effect on the condensed consolidated financial statements.

NOTE E- INVENTORY

Inventory as of December 31 consists of:

	2014	2013
Raw Materials	$156,668	$175,232
Work in Progress	227,442	6,795
Finished Goods	36,000	36,000
Total	$420,110	$218,027

NOTE F - FIXED ASSETS

Fixed assets as of December 31 consists of:

	2014	2013
Machinery and equipment	$495,372	$495,372
Furniture and fixtures	14,498	14,498
Autos and Trucks	5,294	5,294
Total	515,164	515,164
Less: accumulated depreciation	(460,019)	(437,401)
Fixed Assets, net	$55,145	$77,763

Depreciation expense was $22,618 and $22,617 for the years ended December 31, 2014 and 2013 respectively.

Enviro Voraxial Technology, Inc.
Note to Consolidated Financial Statements
December 31, 2014 and 2013
(continued)

NOTE G – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Significant components of accounts payable and accrued expenses at December 31, consists of:

	2014	2013
Trade payables and accrued expenses	$406,873	$342,522
Customer deposits	465,290	32,090
	$872,163	$374,612

NOTE H - RELATED PARTY TRANSACTIONS

For the years ended December 31, 2014 and 2013, the Company incurred salary expenses from the Chief Executive Officer of the Company of $305,000. For December 31, 2014, $90,000 has been paid for the year. The unpaid balance has been included in accrued expenses- related party. As of December 31, 2014 and 2013, the accrued salary is $936,433 and $693,107, respectively.

As of December 31, 2014 and 2013, the Company owes the estate of its former Chief Executive Officer $158,898, which is also included in accrued expenses- related party.  During 2014, the Company repriced and extended the expiration date of stock options to November 15, 2023 and an exercise price of $.05 per share with a fair value of $44,224.

NOTE I - CAPITAL TRANSACTIONS

Common stock

Effective April 30, 2010, the Company issued restricted stock grants to acquire an aggregate of 1,100,000 shares of restricted common stock to John DiBella and 300,000 restricted shares to an employee. The shares subject to the grant to Mr. DiBella were initially subject to forfeiture by Mr. DiBella as follows: 300,000 shares on April 30, 2013, 400,000 shares on April 30, 2014 and 200,000 shares on April 30, 2015, in the event Mr. DiBella was no longer a full-time employee on such dates. The 300,000 stock grants issued to the employee are subject to forfeiture as follows: (1) 100,000 shares on April 30, 2012, (2) 100,000 shares on April 30, 2013, and (3) 100,000 shares on April 30, 2014 in the event such employee is no longer a full time employee on such date. The stock grants were valued at $0.38 per share and are amortized over the term of the stock grant. The securities may not be transferred absent registration or applicable exemption. On January 1, 2012, the Company vested 100% of the remaining unvested shares to John DiBella and recorded an expense of $209,000.  In September 2014, the Company further modified the terms of the stock options, see below.

Options

In January 2012, the Company modified the terms of 8,050,000 previously issued stock options to officers and employees. Per ASC Topic 718, this exchange of stock options was treated as a modification. In September 2014, the terms were further modified.  See below.

On January 10, 2012, the Company granted 950,000 stock options to an employee and a consultant. The shares vested immediately.  In September 2014, the terms were modified.  See below per ASC Topic 718, the exchange of stock options were treated as a modification.

In December 2013, the Company modified the terms of 1,365,000 previously issued stock options to employees. Per ASC Topic 718, this exchange of stock options was treated as a modification. The incremental value of $35,958, measured as the excess of the fair value of the modified award over the fair value of the original award immediately before the modification, and using the Black-Scholes option pricing model, was expensed immediately as all the options vested on the date of the exchange.  In September 2014, the terms were further modified, see below.

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

Enviro Voraxial Technology, Inc.
Note to Consolidated Financial Statements
December 31, 2014 and 2013
(continued)

On December 20, 2013 the Company issued options to purchase 500,000 shares of common stock to one employee of the Company in consideration for services performed. The options are exercisable at $0.18 per share. In September 2014, the Company recognized $18,986 of stock option expense with the following assumptions: expected volatility, risk-free rate and expected dividend yield.  The options vest 100,000 shares annual and expire five years after the last vesting date., prior to the maturity, the Company recorded stock compensation expense of $2985 through September 2014.  In September 2014, the remaining options were fully vested and modified, see below.

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

We used the following assumptions for options granted during the year ended December 31, 2014:

Expected volatility: 125%-128%
Expected lives: 3 to 10 Years
Risk-free interest rate: 0.74% - 2.89%
Expected dividend yield: None

Information with respect to options outstanding and exercisable at December 31, 2014 and 2013 is as follows:

	Number	Range of Exercise	Number
	Outstanding	Price	Exercisable

Balance, December 31, 2012	12,800,000	$0.15-0.20	12,700,000
Issued	665,000	$0.20	665,000
Exercised	-	-	-
Balance, December 31, 2013	13,465,000	$0.15-0.20	13,465,000
Issued	-	-	-
Expired	-	-	-
Balance, December 31, 2014	13,465,000	$0.05	13,465,000

The total unvested option expense is $0 as of December 31, 2014.

The following table summarizes information about the stock options outstanding at December 31, 2014:

Exercise Price	Number Outstanding December 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2014	Weighted Average Exercise Price
$0.05	13,465,000	8.91	0.05	13,465,000	$0.05
	13,465,000	-	-	13,465,000

The intrinsic value of vested shares as of December 31, 2014 was $0.

Enviro Voraxial Technology, Inc.
Note to Consolidated Financial Statements
December 31, 2014 and 2013
(continued)

The following table summarizes information about the stock options outstanding at December 31, 2013:

	Number	Weighted Average		Number
Exercise	Outstanding at	Remaining	Weighted Average	Exercisable at	Weighted Average
Price	December 31, 2013	Contractual Life	Exercise Price	December 31, 2013	Exercise Price
$0.15	5,800,000	4	0.15	5,800,000	$0.15
$0.18	6,550,000	3.78	0.18	6,050,000	$0.18
$0.20	1,115,000	7.07	0.20	1,115,000	$0.20
	13,465,000	-	-	12,965,000

NOTE J - COMMITMENTS AND CONTINGENCIES

Litigation

On or about November 17, 2011, a claim was filed in the Broward County Circuit Court in Fort Lauderdale, Florida against the company by Raw Energy Tech, LLC. The plaintiff alleges oral contract between the parties for the alleged design, fabrication and construction of a prototype power pack. Amount of damages sought are approximately $58,000. We have moved to dismiss the complaint and intend to vigorously defend this action as we believe this claim is without merit. There has been no progress in resolving this claim.  We have accrued an amount in the financial statements to cover our legal expenses as of December 31, 2014 and 2013.

Operating Lease

In October 2012 the Company entered into a three (3) year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. The lease is approximately $6,721 per month, which includes common area maintenance, taxes and insurance. The Company has the option to terminate the lease with three months’ notice.

Future minimum lease payments for operating leases at December 31, 2014 are as follows:

2015 (10 months)	67,210
Total minimum lease payments	$67,210

NOTE K – MAJOR CUSTOMERS

For the year ended December 31, 2014, two customers accounted for approximately 83% of revenues. For the year ended December 31, 2013, three customers accounted for approximately 85% of revenues.

Major customer concentrations as of and for the year ended December 31, 2014 are as follows:

	Sales Amount		Accounts Receivable
Customer		Percent		Percent
A	$342,800	59%	−	−
B	$137,881	24%	−	−
C	−	−	$60,254	71%
D	−	−	$24,900	29%

Major customer concentrations as of and for the year ended December 31, 2013  are as follows:

	Sales		Accounts
Customer	Amount	Percent	Receivable	Percent
A	$629,000	53%	-	-
B	$221,979	19%	-	-
C	$151,786	13%	-	-
D	-	-	$60,254	49%
E	-	-	$39,503	32%

Enviro Voraxial Technology, Inc.
Note to Consolidated Financial Statements
December 31, 2014 and 2013
(continued)

NOTE L – INCOME TAX

At December 31, 2014 and 2013 we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an approximate expected rate of 38%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has been established at December 31, 2014 and 2013.

The significant components of the deferred tax asset at December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Current Deferred benefit:	$276,631	$120,683
	276,631	120,683
Valuation allowance	(276,631)	(120,683)
(Benefit) provision for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2014	2013
Combined statutory income tax rate	38%	38%
Valuation allowance	(38%)	(38%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The effects of temporary differences that gave rise to deferred tax assets are as follows:

	December 31,
	2014	2013
Net operating loss carry-forward	$4,568,413	$4,291,782
Valuation allowance	(4,568,413)	(4,291,782)
Deferred income tax asset	$-	$-

The Company has made a 100% valuation allowance of the deferred income tax asset at December 31, 2014, as it is not expected that the deferred tax assets will be realized. The Company has a net operating loss carryforward of $12,140,349 available to offset future taxable income through 2034.

The Company’s federal income tax returns for the years ended December 31, 2012 through December 31, 2014 remains subject to examination by the Internal Revenue Services as of December 31, 2014.