Form 10-Q
period 2015-03-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2015-05-15
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

(954) 958-9968
(Issuer's telephone number)

___________________________________________________________________________
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
Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 14, 2015, we had 33,464,497 shares of our Common Stock outstanding.

PART I.	CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$189,102	$182,916
Accounts receivable, net	-	24,900
Inventory, net	419,991	420,110
Prepaid expense	5,825	5,825

Total current assets	614,918	633,751

FIXED ASSETS, NET	49,564	55,145

OTHER ASSETS	10,026	10,026

Total assets	$674,508	$698,922

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$301,424	$406,873
Accrued expenses – related party	1,142,211	1,095,331
Deposits	560,103	465,290

Total liabilities	2,003,738	1,967,494

COMMITMENTS AND CONTINGENCIES (See Note F)	-	-

SHAREHOLDERS' DEFICIT :
Common stock, $.001 par value, 42,750,000 shares authorized; 33,464,497 and 33,464,497 shares issued and outstanding as of March 31, 2015 and December 31, 2014	33,465	33,465
Additional paid-in capital	14,947,209	14,946,214

Accumulated deficit	(16,309,904)	(16,248,251)

Total shareholders' deficit	(1,329,230)	(1,268,572)

Total liabilities and shareholders' deficit	$674,508	$698,922

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues, net	$294,420	$178,980

Cost of goods sold	97,120	55,750

Gross profit	197,300	123,230

Costs and expenses:
General and administrative	254,708	236,842

Total costs and expenses	254,708	236,842

Loss from operations	(57,408)	(113,612)

Other expenses:
Interest expense	(4,245)	(3,703)

Total other expense	(4,245)	(3,703)

NET LOSS	$(61,653)	$(117,315)

Weighted average number of common shares outstanding-basic and diluted	33,464,497	33,464,497

Loss per common share - basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2015
 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2014	33,464,497	$33,465	$14,946,214	$(16,248,251)	$(1,268,572)

Options issued to employees	-	-	995	-	995

Net loss	-	-	-	(61,653)	(61,653)

Balance - March 31, 2015	33,464,497	$33,465	$14,947,209	$(16,309,904)	$(1,329,230)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Cash Flows From Operating Activities:
Net loss	$(61,653)	$(117,315)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation	5,581	5,654
Provision for doubtful accounts	-	24,495
Stock option expense	995	2,857
Changes in assets and liabilities:
Accounts receivable	24,900	(9,177)
Inventory	119	27,112
Prepaid expense	-	(5,825)
Accounts payable, accrued expenses and deposits	36,244	126,053

Net cash provided by operating activities	6,186	53,854

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:	-	-

Net increase in cash and cash equivalents	6,186	53,854

Cash and cash equivalents, beginning of period	182,916	135,954

Cash and cash equivalents, end of period	$189,102	$189,808

Supplemental Disclosures

Cash paid during the period for interest	$4,245	$3,703
Cash paid during the period for taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 (UNAUDITED)

NOTE A - ORGANIZATION AND OPERATIONS

Organization

Enviro Voraxial Technology, Inc., an Idaho corporation (the “Company”), is a provider of environmental and industrial separation technology. The Company has developed, and now manufactures and sells its patented technology, the Voraxial® Separator, a technology that efficiently separates liquid/liquid, liquid/solid or liquid/liquid/solid fluid streams with distinct specific gravities. Current and potential commercial applications and markets include oil exploration and production, oil refineries, oil spill, mining, manufacturing, waste-to-energy and food processing industry.

Florida Precision Aerospace, Inc., a Florida corporation (“FPA”), is the wholly-owned subsidiary of the Company and is used to manufacture, assemble and test the Voraxial Separator.

NOTE B - GOING CONCERN

The Company has experienced recurring net losses and a working capital deficiency as of March 31, 2015. There is no assurance that the Company's sales and marketing efforts will be successful enough to achieve a level of revenue sufficient to provide cash inflows to sustain operations; however, the Company continues to experience customer interest and forecast revenues to increase in 2015. While the Company anticipates increase in sales of the Voraxial Separator during 2015, the Company may continue to require the infusion of capital until operations become profitable. As a result of the above, there is a substantial doubt about our ability to continue as a going concern and the accompanying condensed unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of March 31, 2015 and the related operating results and cash flows for the interim period presented have been made. The

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 (UNAUDITED)

results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company, Enviro Voraxial Technology, Inc., and its wholly-owned subsidiary, Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ.  Significant estimates include allowance for doubtful accounts, deferred tax asset, allowance for inventory obsolescence and valuation of stock-based compensation.

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. As of March 31, 2015 and December 31, 2014, there was $560,103 and $465,290, respectively, of deposits from customers.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually one to twelve months.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at March 31, 2015 and December 31, 2014, approximate their fair value because of their relatively short-term nature.

“Disclosures about Fair Value of Financial Instruments,” requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 (UNAUDITED)

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of March 31, 2015 and December 31, 2014.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of March 31, 2015 and December 31, 2014.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of March 31, 2015 and December 31, 2014.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate (“FDIC”) limits.  As of March 31, 2015 and December 31, 2014, balances did not exceed the FIDC limits.

Inventory

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of March 31, 2015 and December 31, 2014:

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 (UNAUDITED)

	March 31, 2015	December 31, 2014
Raw materials	$137,674	$156,668
Work in process	246,317	227,442
Finished goods	36,000	36,000
Total	$419,991	$420,110

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

Since the Company reflected a net loss for the three months ended March 31, 2015 and 2014, the effect of 13,465,000 and 13,465,000 options, respectively, is anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 (UNAUDITED)

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

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC, did not, or are not believed by management, to have a material impact on the Company’s present or future financial statements, except as follows:

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on  “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 (UNAUDITED)

The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

NOTE D - RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2015, the Company incurred salary expenses from the Chief Executive Officer of the Company of $69,650. Of these amounts, $22,770 has been paid for the three months ended March 31, 2015. The total unpaid balance as of March 31, 2015 is $990,150 and is included in accrued expenses – related party. For the three March 31, 2014, the Company incurred salary expenses from the Chief Executive Officer of the Company of $76,250. Of these amounts, $6,600 has been paid for the three months ended March 31, 2014.

NOTE E - CAPITAL TRANSACTIONS

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 (UNAUDITED)

Information with respect to options outstanding and exercisable at March 31, 2015 is as follows:

	Number Outstanding	Exercise Price	Number Exercisable

Balance, December 31, 2014	13,465,000	$0.05	13,465,000
Issued	-	-	-
Expired	-	-	-
Forfeited	-	-	-
Balance, March 31, 2015	13,465,000	$0.05	13,465,000

The following table summarizes information about the stock options outstanding at March 31, 2015:

Exercise Price	Number Outstanding March 31, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2015	Weighted Average Exercise Price
$0.05	13,465,000	8.66	0.05	13,465,000	$0.05
	13,465,000	-	-	13,465,000

The following table summarizes information about the stock options outstanding at December 31, 2014:

Exercise Price	Number Outstanding December 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2014	Weighted Average Exercise Price
$0.05	13,465,000	8.91	0.05	13,465,000	$0.05
	13,465,000	-	-	13,465,000

NOTE F – COMMITMENTS AND CONTINGENCIES

Litigation

On or about November 17, 2011, a claim was filed in the Broward County Circuit Court in Fort Lauderdale, Florida against the company by Raw Energy Tech, LLC. The plaintiff alleges oral contract between the parties for the alleged design, fabrication and construction of a prototype power pack. Amount of damages sought are approximately $58,000. We have moved to dismiss the complaint and intend to vigorously defend this action as we believe this claim is without merit. We have accrued an amount in the financial statements to cover our legal expenses as of March 31, 2015.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 (UNAUDITED)

NOTE G – MAJOR CUSTOMERS

During the three months ended March 31, 2015, we recorded 99.9% of our revenue from one Customer. During the three months ended March 31, 2014, we recorded 68% of our revenue from Customer A, 18% from Customer B and 13% of our revenue from Customer C. As of March 31, 2014, 54% of our accounts receivable was due from Customer D, 30% was due from customer E and 14% was due from Customer F.

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

Application of Critical Accounting Policies

The Company’s consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of these significant accounting policies can be found in Note C to the Company’s financial statements in the Company’s 2014 Annual Report on Form 10-K. The Company has not adopted any significant new policies during the quarter ended March 31, 2015.

Among the significant judgments made in preparation of the Company’s financial statements are the determination of the allowance for doubtful accounts, value of equity instruments and adjustments of inventory valuations. These adjustments are made each quarter in the ordinary course of accounting.

Overview

Enviro Voraxial Technology, Inc. was incorporated in Idaho on October 19, 1964. In May of 1996, we entered into an agreement and plan of reorganization with Florida Precision Aerospace, Inc., a privately held Florida corporation (“FPA”), and its shareholders. FPA was incorporated on February 26, 1993. We believe we are emerging as a potential leader in the rapidly growing environmental and industrial separation industries.  The Company has developed, manufactures and sells its patented Voraxial® Separator (“Voraxial® Separator” or “Voraxial®”), a proprietary technology that efficiently separates large volumes of liquid/liquid, liquid/solids or liquid/liquid/solids fluid mixtures with distinct specific gravities. Management believes this superior separation quality is achieved in real-time, and in much greater volumes, with a more compact, cost effective and energy efficient machine than any comparable product on the market today. Management believes the Voraxial fills a void in the market; specifically a real-time separation device that separates a large volume of liquids with a small footprint and without the need of a pressure drop. We believe the need for such a separation device overlaps many markets.

The Voraxial is capable of processing volumes as low as 3 gallons per minute as well as volumes over 5,000 gallons per minute with only one moving part. The Company believes that the Voraxial® technology can help protect the environment and its natural resources while simultaneously making numerous industries more productive and cost effective.

Results of Operations for the Three Months ended March 31, 2015 and 2014:

Revenue

Our revenues increased by $115,440 or approximately 64% to $294,420 for the three months ended March 31, 2015 as compared to $178,980 for the three months ended March 31, 2014.  The Company believes the increase in revenues reflects both a growing demand of our Voraxial Separators, specifically in the oil exploration and production markets and a fluctuation in models sold.  The Company continues to negotiate with potential customers and we believe there is a continued demand for our Voraxial Separators in the oil exploration and production markets. The Company anticipates achieving greater revenue growth in 2015 than in 2014. We continue to believe the markets for the Voraxial® Separator are developing as companies with high volume water separation problems are becoming aware of the Voraxial.

The Company is currently working on numerous opportunities with customers including refinery, produced water, frac water and oil spill applications. We believe some of these opportunities will result in purchase orders in fiscal year 2015 and 2016. The projects include the Voraxial 2000 Separator, Voraxial 4000 Separator, Voraxial 8000 and multiple versions of the Voraxial Separator Skid. We are in discussions to sign representative agreements to promote the Voraxial within the oil and gas industry.  . The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in increasing revenues in 2015.

Cost of Goods

Our cost of goods increased by $41,730 or approximately 74% to $97,120 for the three months ended March 31, 2015 as compared to $55,750 for the three months ended March 31, 2014. This increase is primarily due to the different models sold during the three months ended March 31, 2015.  Our cost of goods continues to be reviewed by management in an effort to obtain the best available pricing while maintaining high quality standards.

General and Administrative Expenses

General and Administrative (“G&A”) expenses increased by $17,866 or approximately 8% to $254,708 for the three months ended March 31, 2015 from $236,842 for the three months ended March 31, 2014. Our G&A increased for the three month period ended March 31, 2015 as compared to the three month period ended March 31, 2014 primarily due to fluctuations in marketing expense.

Liquidity and Capital Resources:

Cash at March 31, 2015 was $189,102. Working capital deficit at March 31, 2015 was $1,388,820 as compared to working capital deficiency at December 31, 2014 of $1,333,743.

At March 31, 2015, the Company had an accumulated deficit of $16,309,904. We experienced positive cash flow in the first quarter and anticipate continuing generating positive cash flow from the Voraxial Separator in 2015. To the extent such revenues and corresponding cash flows do not continue, we will require infusion of capital to sustain our operations. We cannot be assured that we will generate revenues that will be self-sustaining. The Company has funded working capital requirements and intends, if necessary, to fund current working capital requirements through third party financing, including the private placement of securities. We cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.  If the Company is unable to obtain adequate financing, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2015.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2015 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources, lack of qualified accounting personnel and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 3.	Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report the Company did not issued any unregistered equity securities.

Item 4.	Defaults Upon Senior Securities

None.

Item 5.	Mine Safety Disclosure

None.

Item 6.	Other Information

None.

Item 7.	Exhibits

Exhibits required by Item 601 of Regulation S-K

31.1	Form 302 Certification of Chief Executive Officer
31.2	Form 302 Certification of Principal Financial Officer
32.1	Form 906 Certification of Chief Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

Enviro Voraxial Technology, Inc.

By: /s/ John A. Di Bella
   John A. DiBella
   Chief Executive Officer and
   Principal Financial Officer

DATED:  May 14, 2015