Form 10-Q
period 2015-06-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2015-08-13
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 31, 2015, we had 33,464,497 shares of our Common Stock outstanding.

PART I.	CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$277,618	$182,916
Accounts receivable, net	37,942	24,900
Inventory, net	381,545	420,110
Prepaid expense	5,825	5,825

Total current assets	702,930	633,751

FIXED ASSETS, NET	43,982	55,145

OTHER ASSETS	10,026	10,026

Total assets	$756,938	$698,922

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$258,892	$406,873
Accrued expenses – related party	1,202,861	1,095,331
Deposits	645,290	465,290

Total liabilities	2,107,043	1,967,494

COMMITMENTS AND CONTINGENCIES (See Note F)	-	-

SHAREHOLDERS' DEFICIT :
Common stock, $.001 par value, 42,750,000 shares authorized; 33,464,497 and 33,464,497 shares issued and outstanding as of June 30, 2015 and December 31, 2014	33,465	33,465
Additional paid-in capital	14,947,209	14,946,214

Accumulated deficit	(16,330,779)	(16,248,251)

Total shareholders' deficit	(1,350,105)	(1,268,572)

Total liabilities and shareholders' deficit	$756,938	$698,922

The notes which follow all of the financial statements must be read for a more informed use, understanding and interpretation of this financial statement.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues, net	$259,454	$307,627	$553,874	$486,607

Cost of goods sold	55,015	82,162	152,135	138,212

Gross profit	204,439	225,465	401,739	348,395

Costs and expenses:
General and administrative	111,294	83,466	241,616	197,743
Consulting expense	-	2,857	995	5,714
Payroll expense	109,214	136,424	232,605	255,832

Total costs and expenses	220,508	222,747	475,216	459,289

Income (loss) from operations	(16,069)	2,718	(73,477)	(110,894)

Other (income) expenses:
Interest expense	(4,806)	(3,585)	(9,051)	(7,288)

Total other expense	(4,806)	(3,585)	(9,051)	(7,288)

Net loss before provisions for income taxes	(20,875)	(867)	(82,528)	(118,182)
Provisions for income taxes	-	-	-	-
NET LOSS	$(20,875)	$(867)	$(82,528)	$(118,182)

Weighted average number of common shares outstanding - basic and diluted	33,464,497	33,464,497	33,464,497	33,464,497
Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The notes which follow all of the financial statements must be read for a more informed use, understanding and interpretation of this financial statement.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2015
 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2014	33,464,497	$33,465	$14,946,214	$(16,248,251)	$(1,268,572)

Options issued to employees	-	-	995	-	995

Net loss	-	-	-	(82,528)	(82,528)

Balance - June 30, 2015	33,464,497	$33,465	$14,947,209	$(16,330,779)	$(1,350,105)

The notes which follow all of the financial statements must be read for a more informed use, understanding and interpretation of this financial statement.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014

Cash Flows From Operating Activities:
Net loss	$(82,528)	$(118,182)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation	11,163	11,309
Stock option expense	995	5,714
Changes in assets and liabilities:
Accounts receivable	(13,042)	(38,340)
Inventory	38,565	27,112
Prepaid expense	-	(5,825)
Accounts payable, accrued expenses and deposits	139,549	131,492

Net cash provided by operating activities	94,702	13,280

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:	-	-

Net increase in cash and cash equivalents	94,702	13,280

Cash and cash equivalents, beginning of period	182,916	135,954

Cash and cash equivalents, end of period	$277,618	$149,234

Supplemental Disclosures

Cash paid during the period for interest	$9,051	$7,288
Cash paid during the period for taxes	$-	$-

The notes which follow all of the financial statements must be read for a more informed use, understanding and interpretation of this financial statement.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 (UNAUDITED)

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

NOTE B - GOING CONCERN

The Company has experienced recurring net losses and a working capital deficiency as of June 30, 2015. There is no assurance that the Company's sales and marketing efforts will be successful enough to achieve a level of revenue sufficient to provide cash inflows to sustain operations; however, the Company continues to experience customer interest and forecast revenues to increase in 2015. While the Company anticipates increase in sales of the Voraxial Separator during 2015, the Company may continue to require the infusion of capital until operations become profitable. As a result of the above, there is a substantial doubt about our ability to continue as a going concern and the accompanying condensed unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of June 30, 2015 and the related operating results and cash flows for the interim period presented have been made. The

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 (UNAUDITED)

results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. As of June 30, 2015 and December 31, 2014, there was $645,290 and $465,290, respectively, of deposits from customers.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually one to twelve months.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at June 30, 2015 and December 31, 2014, approximate their fair value because of their relatively short-term nature.

“Disclosures about Fair Value of Financial Instruments,” requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 (UNAUDITED)

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of June 30, 2015 and December 31, 2014.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of June 30, 2015 and December 31, 2014.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of June 30, 2015 and December 31, 2014.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate (“FDIC”) limits.  As of June 30, 2015 and December 31, 2014, balances did not exceed the FIDC limits.

Inventory

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of June 30, 2015 and December 31, 2014:

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 (UNAUDITED)

	June 30, 2015	December 31, 2014
Raw materials	$205,143	$156,668
Work in process	-	227,442
Finished goods	176,402	36,000
Total	$381,545	$420,110

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

Since the Company reflected a net loss for the six months ended June 30, 2015 and 2014, the effect of 13,465,000 and 13,465,000 options, respectively, is anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

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
JUNE 30, 2015 (UNAUDITED)

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
JUNE 30, 2015 (UNAUDITED)

The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, is to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-04, “Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets”, permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, provides guidance to customers about whether a cloud computing arrangement includes a software license. If such an arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for it as a service contract. For public business entities, the ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-06, “Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions” , specifies that, for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a drop down transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 (UNAUDITED)

before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

NOTE D - RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2015, the Company incurred salary expenses from the Chief Executive Officer of the Company of $139,300. Of these amounts, $31,770 has been paid for the six months ended June 30, 2015. The total unpaid balance as of June 30, 2015 is $1,050,800 and is included in accrued expenses – related party. For the six months ended June 30, 2014, the Company incurred salary expenses from the Chief Executive Officer of the Company of $139,300. Of these amounts, $20,000 was paid for the six months ended June 30, 2014.

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 (UNAUDITED)

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

Information with respect to options outstanding and exercisable at June 30, 2015 is as follows:

	Number Outstanding	Exercise Price	Number Exercisable

Balance, December 31, 2014	13,465,000	$0.05	13,465,000
Issued	-	-	-
Expired	-	-	-
Forfeited	-	-	-
Balance, June 30, 2015	13,465,000	$0.05	13,465,000

The following table summarizes information about the stock options outstanding at June 30, 2015:

Exercise Price	Number Outstanding June 30, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2015	Weighted Average Exercise Price
$0.05	13,465,000	8.41	0.05	13,465,000	$0.05
	13,465,000	-	-	13,465,000

The following table summarizes information about the stock options outstanding at December 31, 2014:

Exercise Price	Number Outstanding December 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2014	Weighted Average Exercise Price
$0.05	13,465,000	8.91	0.05	13,465,000	$0.05
	13,465,000	-	-	13,465,000

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 (UNAUDITED)

NOTE F – COMMITMENTS AND CONTINGENCIES

Litigation

On or about November 17, 2011, a claim was filed in the Broward County Circuit Court in Fort Lauderdale, Florida against the company by Raw Energy Tech, LLC. The plaintiff alleges breach of an oral contract between the parties for the alleged design, fabrication and construction of a prototype power pack. Amount of damages sought are approximately $58,000. We have moved to dismiss the complaint and intend to vigorously defend this action as we believe this claim is without merit. We have accrued an amount in the financial statements to cover our legal expenses as of June 30, 2015.

NOTE G – MAJOR CUSTOMERS

During the six months ended June 30, 2015, we recorded 58% and 30% of our revenue from two customers.

During the six months ended June 30, 2014, we recorded 70% of our revenue from Customer A, and 18% from Customer B.

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

Application of Critical Accounting Policies

The Company’s consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of these significant accounting policies can be found in Note C to the Company’s financial statements in the Company’s 2014 Annual Report on Form 10-K. The Company has not adopted any significant new policies during the period ended June 30, 2015.

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

Results of Operations for the Three Months ended June 30, 2015 and 2014:

Revenues

Our revenues decreased by $48,173 or approximately 16% to $259,454 for the three months ended June 30, 2015 as compared to $307,627 for the three months ended June 30, 2014.  During the three months ended June 30, 2015 the company had $52,800 of revenue from rental units vs $86,158 during the three months ended June 30, 2014. The Company believes the decrease in revenues reflects fluctuations in orders processed and the different models ordered and does not represent a decrease in demand, as the Company continues to negotiate with potential customers and is working on numerous projects.  We believe there is a continued demand for our Voraxial Separators and the Company anticipates revenue growth for the remainder of 2015 and through 2016.  We continue to believe the markets for the Voraxial® Separator are developing as companies with high volume water separation problems are becoming aware of the Voraxial.

The Company is currently working on numerous opportunities with customers including refinery, produced water, frac water, oil spill and other applications outside of the oil and gas industry. We believe some of these opportunities will result in purchase orders in fiscal year 2015 and 2016. The projects include the Voraxial 2000 Separator, Voraxial 4000 Separator, Voraxial 8000 and multiple versions of the Voraxial Separator Skid.  We are working with representative and oil service companies to utilize the Voraxial for their customer solutions.  The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in increasing revenues in 2015.

Cost of Goods

Our cost of goods decreased by $27,147 or approximately 33% to $55,015 for the three months ended June 30, 2015 as compared to $82,162 for the three months ended June 30, 2014. This decrease is primarily due to the different models sold during the three months ended June 30, 2015.  Our cost of goods continues to be reviewed by management in an effort to obtain the best available pricing while maintaining high quality standards.

Costs and Expenses

General and Administrative (“G&A”) expenses increased by $27,828 or approximately 33% to $111,294 for the three months ended June 30, 2015 from $83,466 for the three months ended June 30, 2014. Our G&A increase for the three month period ended June 30, 2015 as compared to the three month period ended June 30, 2014 primarily due to fluctuations in marketing expense and an increase in research and development expense.  Although the Voraxial is complete, we continue to seek improvements to the Voraxial. The increase in G&A during this period was partially offset in a decrease in payroll expense of $27,210 or approximately 20% as our payroll expense for the three period ended June 30, 2015 was $109,214 as compared to $136,424 for the three month period ended June 30, 2014.

Our total costs and expense decreased by $2,239 or less than 1% to $220,508 for the three months ended June 30, 2015 from $222,747 for the three months ended June 30, 2014. Our costs and expenses for the three month period ended June 30, 2015 remained fairly consistent as compared to the three month period ended June 30, 2014.

Results of Operations for the Six Months ended June 30, 2015 and 2014:

Revenue

Our revenues increased by 13% to $553,874 for the six months ended June 30, 2015 as compared to $486,607 for the six months ended June 30, 2014. During the six months ended June 30, 2015 the company had $52,800 of revenue from rental units versus $143,153 during the six months ended June 30, 2014.

The Company believes the increase in revenues reflects a continued growing market for the Voraxial Separator. The Company believes there is an increasing acceptance for our Voraxial Separators in the oil exploration and production markets as we are working with various potential customers both domestically and abroad. Our Voraxial Separators are being evaluated and/or installed for various niche markets within the oil industry including production facilities, offshore platforms, tar sands and hydraulic fracturing (frac). We anticipate achieving greater revenue growth in 2015 than in 2014.  We continue to believe the markets for the Voraxial Separator are developing as companies with high volume water separation problems are becoming aware of the Voraxial. Interest.  These markets include oil spill, sewage treatment and mining. This may result in more revenue generating opportunities for the Company from various market segments.

The Company is currently working on numerous opportunities with customers for refinery, produced water, frac water, oil spill and other applications outside of the oil and gas industry.  We believe some of these opportunities will result in purchase orders in fiscal year 2015 and 2016.  The projects include the Voraxial 2000 Separator, Voraxial 4000 Separator, Voraxial 8000 and multiple versions of the Voraxial Separator Skid.  We are working with representative and oil service companies to utilize the Voraxial for their customer solutions.  The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in increasing revenues in 2015.

Cost of Goods

Our cost of goods increased to $152,135 for the six months ended June 30, 2015 as compared to $138,212 for the six months ended June 30, 2014.  This increase is primarily due to the increase in sales and the different models sold during the six months ended June 30, 2014.  Our cost of goods continues to be reviewed by management to guarantee the best available pricing while maintaining high quality standards.

Costs and Expenses

General and Administrative (“G&A”) expenses increased by $43,873 or approximately 22% to $241,616 for the six months ended June 30, 2015 from $197,743 for the six months ended June 30, 2014. Our G&A increase for the six month period ended June 30, 2015 as compared to the six month period ended June 30, 2014 primarily due to fluctuations in marketing expense and an increase in R&D expense.  Although the Voraxial is complete, we continue to seek improvements to the Voraxial. The increase in G&A during this period was partially offset in a decrease in payroll expense of $23,227 or approximately 9% as our payroll expense for the six period ended June 30, 2015 was $232,605 as compared to $255,832 for the period ended June 30, 2014.

Total costs and expenses increased by $15,927 or approximately 3% to $475,216 for the six months ended June 30, 2015 from $459,289 for the six months ended June 30, 2014.  Our costs and expenses remained fairly consistent for the six month period ended June 30, 2015 as compared to the six period ended June 30, 2014.

Liquidity and Capital Resources:

Cash at June 30, 2015 was $277,618. Working capital deficit at June 30, 2015 was $1,404,113 as compared to a working capital deficit at December 31, 2014 of $1,333,743.

At June 30, 2015, the Company had an accumulated deficit of $16,330,779. We experienced positive cash flow in the first six months of 2015 and anticipate continuing generating positive cash flow from the Voraxial Separator in 2015.  To the extent such revenues and corresponding cash flows do not continue, we will require infusion of capital to sustain our operations. We cannot be assured that we will generate revenues that will be self-sustaining. The Company has funded working capital requirements and intends, if necessary, to fund current working capital requirements through third party financing, including the private placement of securities. We cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.  If the Company is unable to obtain adequate financing, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2015.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2015 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources, lack of qualified accounting personnel and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

Enviro Voraxial Technology, Inc.

By: /s/ John A. Di Bella
   John A. DiBella
   Chief Executive Officer and
   Principal Financial Officer

DATED:  August 13th, 2015