Form 10-Q
period 2015-09-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2015-11-13
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

(954) 958-9968
(Issuer's telephone number)

_______________________________________________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 13, 2015, we had 33,464,497 shares of our Common Stock outstanding.

PART I.	CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$153,526	$182,916
Accounts receivable	41,478	24,900
Inventory, net	377,956	420,110
Prepaid expense	5,825	5,825

Total current assets	578,785	633,751

FIXED ASSETS, NET	38,401	55,145

OTHER ASSETS	10,026	10,026

Total assets	$627,212	$698,922

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$271,056	$406,873
Accrued Expenses – related party	1,254,511	1,095,331
Deposits	627,890	465,290

Total liabilities	2,153,457	1,967,494

COMMITMENTS AND CONTINGENCIES (See Note F)	-	-

SHAREHOLDERS' DEFICIT :
Common stock, $.001 par value, 42,750,000 shares authorized; 33,464,497 and 33,464,497 shares issued and outstanding as of September 30, 2015 and December 31, 2014	33,465	33,465
Additional paid-in capital	14,947,209	14,946,214

Accumulated deficit	(16,506,919)	(16,248,251)

Total shareholders' deficit	(1,526,245)	(1,268,572)

Total liabilities and shareholders' deficit	$627,212	$698,922

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2015	2014	2015	2014

Revenues, net	$ 59,972	$ 25,150	$ 613,846	$ 511,757

Cost of goods sold	3,469	2,550	155,603	140,762

Gross profit	56,503	22,600	458,243	370,995

Costs and expenses:
General and administrative	64,311	206,716	305,928	394,799
Consulting expense	5,755	-	6,750	5,714
Payroll expense	157,125	138,046	389,730	403,538

Total costs and expenses	227,191	344,762	702,408	804,051

Loss from operations	(170,688)	(322,162)	(244,165)	(433,056)

Other expenses:
Interest expense	(5,452)	(3,610)	(14,503)	(10,898)

Total other expense	(5,452)	(3,610)	(14,503)	(10,898)

Net (Loss) before provisions for income taxes	(176,140)	(325,772)	(258,668)	(443,954)
Provisions for income taxes	-	-	-	-
NET (LOSS)	$ (176,140)	$ (325,772)	$ (258,668)	$ (443,954)

Weighted average number of common shares outstanding - basic and diluted	33,464,497	33,464,497	33,464,497	33,464,497
(loss) per common share - basic and diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2014	33,464,497	$33,465	$14,946,214	$(16,248,251)	$(1,268,572)

Options issued to employees	-	-	995	-	995
Net loss	-	-	-	(258,668)	(258,668)

Balance - September 30, 2015	33,464,497	$33,465	$14,947,209	$(16,506,919)	$(1,526,245)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended September 30,
	2015	2014

Cash Flows From Operating Activities:
Net loss	$ (258,668)	$ (443,954)
Adjustments to reconcile net loss to net
cash provided by (used in)operating activities:
Depreciation	16,744	16,963
Stock Compensation and option expense	995	131,068
Changes in assets and liabilities:
Accounts receivable	(16,578)	37,919
Inventory	42,154	(21,492)
Prepaid expense	-	(5,825)
Accounts payable and accrued expenses	26,783	203,876
Accrued expenses – related party	159,180	205,712

Net cash provided by (used in) operating activities	(29,390)	124,267

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:	-	-

Net increase (decrease) in cash and cash equivalents	(29,390)	124,267

Cash and cash equivalents, beginning of period	182,916	135,954

Cash and cash equivalents, end of period	$ 153,526	$ 260,221

Supplemental Disclosures

Cash paid during the period for interest	$ 14,503	$ 10,898
Cash paid during the period for taxes	$ -	$ -

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (UNAUDITED)

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

NOTE B - GOING CONCERN

The Company has experienced recurring net losses and a working capital deficiency as of September 30, 2015. There is no assurance that the Company's sales and marketing efforts will be successful enough to achieve a level of revenue sufficient to provide cash inflows to sustain operations; however, the Company continues to experience customer interest and forecast revenues to increase in 2015. While the Company anticipates increase in sales of the Voraxial Separator during 2015, the Company may continue to require the infusion of capital until operations become profitable. As a result of the above, there is a substantial doubt about our ability to continue as a going concern and the accompanying condensed unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the company’s annual financial statements, notes and accounting policies included in the company’s annual report on form 10-K for the year ended December 31, 2014, as filed with the sec. In the opinion of management, all adjustments, which are necessary to provide a fair presentation of financial position as of September 30, 2015, and the related operating results and cash flows for the interim period presented, have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the parent company, Enviro Voraxial Technology, Inc., and its wholly-owned subsidiary, Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (UNAUDITED)

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. As of September 30, 2015 and December 31, 2014, there was $627,890 and $465,290, respectively, of deposits from customers.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually one to twelve months.

FAIR VALUE OF INSTRUMENTS

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at September 30, 2015 and December 31, 2014, approximate their fair value because of their relatively short-term nature.

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
Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of September 30, 2015 and December 31, 2014.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (UNAUDITED)

applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of September 30, 2015 and December 31, 2014.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of September 30, 2015 and December 31, 2014.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate (“FDIC”) limits.  As of September 30, 2015 and December 31, 2014, balances did not exceed the FIDC limits.

INVENTORY

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of September 30, 2015 and December 31, 2014;

	September 30, 2015	December 31, 2014
Raw materials	$201,554	$156,668
Work in process	-	227,442
Finished goods	176,402	36,000
Total	$377,956	$420,110

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (UNAUDITED)

Since the Company reflected a net loss for the nine months ended September 30, 2015 and 2014, the effect of 13,465,000 and 13,465,000 options, respectively, is anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (UNAUDITED)

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

In August 2015, FASB issued Accounting Standards Update (“ASU”) No.2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (UNAUDITED)

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

NOTE D - RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2015, the Company incurred salary expenses from the Chief Executive Officer of the Company of $208,950. Of these amounts, $49,770 has been paid for the nine months ended September 30, 2015. The total unpaid balance as of September 30, 2015 is $1,254,511 and is included in accrued expenses – related party. For the nine months ended September 30, 2014, the Company incurred salary expenses from the Chief Executive Officer of the Company of $208,950. Of these amounts, $42,800 was paid for the nine months ended September 30, 2014.

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

Information with respect to options outstanding and exercisable at September 30, 2015 is as follows:

	Number Outstanding	Exercise Price	Number Exercisable
Balance, December 31, 2014	13,465,000	$0.05	13,465,000
Issued	-	-	-
Expired	-	-	-
Forfeited	-	-	-
Balance, September 30, 2015	13,465,000	$0.05	13,465,000

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (UNAUDITED)

The following table summarizes information about the stock options outstanding at September 30, 2015:

Exercise Price	Number Outstanding at September 30, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2015	Weighted Average Exercise Price
0.05	13,465,000	8.13	0.05	13,465,000	0.05
Total	13,465,000	-	-	13,465,000	-

The following table summarizes information about the stock options outstanding at December 31, 2014:

Exercise Price	Number Outstanding December 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2014	Weighted Average Exercise Price
$0.05	13,465,000	8.91	0.05	13,465,000	$0.05
Total	13,465,000	-	-	13,465,000

NOTE F – COMMITMENTS AND CONTINGENCIES

LITIGATION

On or about November 17, 2011, a claim was filed in the Broward County Circuit Court in Fort Lauderdale, Florida against the company by Raw Energy Tech, LLC. The plaintiff alleges breach of an oral contract between the parties for the alleged design, fabrication and construction of a prototype power pack. Amount of damages sought are approximately $58,000. We have moved to dismiss the complaint and intend to vigorously defend this action as we believe this claim is without merit. We have accrued an amount in the financial statements to cover our legal expenses as of September 30, 2015.

NOTE G – MAJOR CUSTOMERS

During the nine months ended September 30, 2015, we recorded 58% and 30% of our revenue from two customers.

During the nine months ended September 30, 2014, we recorded 70% of our revenue from Customer A, and 18% from Customer B. As of September 30, 2014, 54% of our accounts receivable was due from Customer D, and 37% was due from customer E.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Certain accounting policies have a significant impact on amounts reported in the financial statements.  A summary of these significant accounting policies can be found in Note C to the Company’s financial statements in the Company’s 2014 Annual Report on Form 10-K.  The Company has not adopted any significant new policies during the quarter ended September 30, 2015.

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

Results of Operations for the Three Months ended September 30, 2015 and 2014:

REVENUE

Our revenues increased by $34,822 or approximately 138% to $59,972 for the three months ended September 30, 2015 as compared to $25,150 for the three months ended September 30, 2014.  The Company believes the increase in revenues reflects both a growing demand  of our Voraxial Separators and a fluctuation in models sold.  The Company has a backlog of orders it is projected to complete during the fourth quarter of 2015 valuing over $700,000. The Company continues to negotiate with potential customers and we believe there is a continued demand for our Voraxial Separators in the treatment and removal of contaminants from wastewater in markets that include oil exploration and production, mining, oil spill, among others.  The Company anticipates achieving greater revenue growth in 2015 than in 2014.  We continue to believe the markets for the Voraxial® Separator are developing as companies with high volume water separation problems are becoming aware of the Voraxial.

The Company is currently working on numerous opportunities with customers that include refinery, FPSO, produced water, frac water and manufacturing applications. We believe some of these opportunities will result in purchase orders in the four quarter of 2015 and fiscal year 2016.  The projects include the Voraxial 2000 Separator, Voraxial 4000 Separator, Voraxial 8000 and multiple versions of the Voraxial Separator Skid. We are in discussions to sign representative agreements to promote the Voraxial within the oil and gas industry. The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in increasing revenues in the fourth quarter of 2015 and fiscal year 2016.

COST OF GOODS

Our cost of goods increased by $919 or approximately 36% to $3,469 for the three months ended September 30, 2015 as compared to $2,550 for the three months ended September 30, 2014. This increase is primarily due to the different models shipped during the three months ended September 30, 2015. Our cost of goods continues to be reviewed by management in an effort to obtain the best available pricing while maintaining high quality standards.

COSTS AND EXPENSES

General and Administrative (“G&A”) expenses decreased by $142,405 or approximately 69% to $64,311 for the three months ended September 30, 2015 from $206,716 for the three months ended September 30, 2014. Our G&A decreased for the three month period ended September 30, 2015 as compared to the three month period ended September 30, 2014 primarily due to a one-time accounting charge during the three month period ended September 30, 2014, for the repricing of common stock options of $125,354. The decrease was partially offset by an increase in sales expense during the three months ended September 30, 2015.

Our total costs and expense decreased by $117,571 or 34% to $227,191 for the three months ended September 30, 2015 from $344,762 for the three months ended September 30, 2014. The decrease is mainly due to $142,405 decrease in general and administrative expense.

Results of Operations for the Nine Months ended September 30, 2015 and 2014:

REVENUE

Our revenues increased by 20% to $613,846 for the nine months ended September 30, 2015 as compared to $511,757 for the nine months ended September 30, 2014. The Company believes the increase in revenues reflects both a growing demand of our Voraxial Separators and a fluctuation in models sold.  The Company has a backlog of orders it is projected to complete during the fourth quarter of 2015 valuing over $700,000.  The Company continues to negotiate with potential customers and we believe there is a continued demand for our Voraxial Separators in the treatment and removal of contaminants from wastewater in markets that include oil exploration and production, mining, oil spill, among others.  The Company anticipates achieving greater revenue growth in 2015 than in 2014.  We continue to believe the markets for the Voraxial® Separator are developing as companies with high volume water separation problems are becoming aware of the Voraxial.

The Company is currently working on numerous opportunities with customers that include refinery, FPSO, produced water, frac water and manufacturing applications. We believe some of these opportunities will result in purchase orders in the four quarter of 2015 and fiscal year 2016.  The projects include the Voraxial 2000 Separator, Voraxial 4000 Separator, Voraxial 8000 and multiple versions of the Voraxial Separator Skid. We are in discussions to sign representative agreements to promote the Voraxial within the oil and gas industry. The Company continues to focus on its sales and marketing program for the Voraxial Separator and management believes such efforts will result in increasing revenues in the fourth quarter of 2015 and fiscal year 2016.

COST OF GOODS

Our cost of goods increased to $155,603 for the nine months ended September 30, 2015 as compared to $140,762 for the nine months ended September 30, 2014.  This increase is primarily due to the increase in sales and the different models sold during the nine months ended September 30, 2015.  Our cost of goods continues to be reviewed by management to guarantee the best available pricing while maintaining high quality standards.

COSTS AND EXPENSES

General and administrative expenses, in combination with stock based compensation, decreased by $88,871 or approximately 22% to $305,928 for the nine months ended September 30, 2015 from $394,799 for the nine months ended September 30, 2014.  Our G&A decreased for the nine month period ended September 30, 2015 as compared to the nine month period ended September 30, 2014 primarily due to a one-time accounting charge for repricing of common stock options during 2014.

Liquidity and Capital Resources:

Cash at September 30, 2015 was $153,526. Working capital deficit at September 30, 2015 was $1,574,672 as compared to working capital deficit at December 31, 2014 of $1,333,743.

At September 30, 2015, the Company had a shareholders' deficit of $1,526,245. We experienced negative cash flow for the nine months ended September 30, 2015 and anticipate continuing negative cash flow from the Voraxial Separator for the year ended December 31, 2015. To the extent such revenues and corresponding cash flows continue, we will require infusion of capital to sustain our operations.  We cannot be assured that we will generate revenues that will be self-sustaining. The Company has funded working capital requirements and intends, if necessary, to fund current working capital requirements through third party financing, including the private placement of securities. We cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.  If the Company is unable to obtain adequate financing, it may reduce its operating activities until sufficient funding is secured or revenues are generated to support operating activities.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2015.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial

Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2015 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources, lack of qualified accounting personnel and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

Enviro Voraxial Technology, Inc.

By:   /s/ John A. Di Bella
John A. Di Bella
Chief Executive Officer and
Principal Financial Officer

DATED:  November 13th, 2015