Form 10-K
period 2015-12-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2016-04-05
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter ($0.03 per share). $203,223 on June 30, 2015.

There were 33,464,497 shares of common stock outstanding as of March 21, 2016.

PART I.

Item 1.  Business

Our History

Enviro Voraxial Technology, Inc. (the "Company") was incorporated in Idaho on October 19, 1964, under the name Idaho Silver, Inc. Our wholly owned subsidiary, Florida Precision Aerospace, Inc., a Florida corporation ("FPA"), was incorporated on February 26, 1993.

General

We believe we are emerging as a potential leader in the rapidly growing environmental and industrial separation industries. The Company has developed, patented and manufactures the Voraxial® Separator ("Voraxial Separator" or "Voraxial"), a proprietary technology that efficiently separates large volumes of liquid/liquid, liquid/solids or liquid/liquid/solids fluid mixtures with distinct specific gravities. Management believes this superior separation quality is achieved in real-time, and in much greater volumes, with a more compact, cost effective and energy efficient machine than any comparable product on the market today. Management believes the Voraxial fills a void in the market; specifically a real-time separation device that separates a large volume of liquids with a small footprint and without the need of a pressure drop. We believe the need for such a separation device overlaps many markets. These benefits result in significant cost savings to the customer, both acquisition and operating cost.

The Voraxial is capable of processing volumes as low as 3 gallons per minute as well as volumes over 5,000 gallons per minute with only one moving part. The Company believes that the Voraxial technology can help protect the environment and its natural resources while simultaneously making numerous industries more productive and cost effective.

The size and efficiency advantages provided by the Voraxial Separator to the end-user have provided us with a variety of market opportunities. We believe separation of contaminants from water is needed in virtually every industry, either in the manufacturing or production side of the business or in purifying the wastewater prior to discharge. Because of the advantages the Voraxial Separator offers the end user, the Voraxial can be used in many different markets. This allows the Company to pursue its core market, oil and gas exploration and production, while responding and selling product to customers in other markets, including, but not limited to, oil spill, mining, and municipal wastewater. The Company is focusing its sales activity in the oil & gas exploration and production market, which also includes the tar sands, Frac water, oil refineries and production facilities, both offshore and onshore applications.

We have generated limited revenues to date partially due to the time required to educate the market of our separation technology, partially because of insufficient funds to adequately market our product; and the time needed to secure and complete initial projects. However, with the dissemination of the data from our initial projects, we believe demand and interest for the Voraxial continues to increase. We are in various stages of negotiations with multiple customers interested in our Voraxial Separators and Voraxial Separator Systems. While we cannot provide any reasonable assurances, we believe a percentage of these negotiations will ultimately be consummated.  If we fail to consummate any of these transactions, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection.

We are receiving inquiries from customers in various industries. Even though customers from various industries can utilize the Voraxial, we are currently focused on developing market channels to penetrate the oil and gas exploration and production market and more specifically, the produced water market. The Company believes that revenues from this industry will continue to increase in 2016 and beyond. We have completed multiple projects and trials to date with the Voraxial Separators (both offshore platforms and onshore production facilities) including units to PDVSA, Occidental, Transocean, Tetra Technologies, ConocoPhillips, GE, Sinopec, and the US Navy. We are in dialogue with other companies to conduct similar projects in 2016.

We also believe that our technology could have a significant impact on oil spill recovery. Following the 2010 Deepwater Horizon oil spill in the Gulf of Mexico we were included in British Petroleum RAT (Rapid Attack Team) Pack program. The "RAT Pack" program is a fleet of local commercial, shallow draft, nimble and fast moving vessels operating under the Vessels of Opportunity program.

During 2010, we finalized the development of the Submersible Voraxial Separator for oil spill recovery, which enables the operator to separate oil from water in the ocean. By conducting the separation in the ocean, management believes that vessels can skim ten times more oil since the amount of water collected in a vessel's holding tank is reduced by up to 90%. The collected oil will be discharged into a holding tank while the clean water remains in the ocean. This differs substantially from the current methods of skimming large volumes of oil/water mixture and then conducting the separation on vessel. Implementing this new method enables the vessels to process significantly more volume of skimmed oil/water mixture, collect more oil, capture a higher concentration of oil and remain in operation longer. We filed three patents related to oil spill recovery.

We have also developed a turnkey system can be utilized in multiple niche applications in the oil industry including produced water, deck water drainage, slopwater, FPSO (floating, production, storage and offloading) and refinery markets. The system integrates the Voraxial Separator as a bulk separator, coalescers to increase the droplet size of the dispersed oil and filters for the secondary process for polishing. The system can also include other equipment such as flow meters, turbidity meters, oil monitors and chemical injection ports. We believe the turnkey system will provide the oil industry with a compact and effective separation system. The Voraxial's small footprint, low energy requirements and separation quality coupled with unique filtration equipment for secondary treatment provides the customer with a complete turnkey package that meets the most stringent discharge levels such as OSPAR (North Sea countries <30mg/ltr) and United States 40 CFR435 (<29 mg/ltr). We have shipped various models of this system.

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

Marketing

Management continues to implement a sales and marketing program, that includes independent sales representatives, relationships with oil service companies, engineering firms and attending trade shows, to stimulate awareness of the Voraxial Separator. Management is developing relationships with oil service companies and representatives to promote the Voraxial to oil industry customers. We have presented the Voraxial Separator at several prominent trade shows in the past two fiscal years and have been recognized by various organizations. The Company plans to exhibit the Voraxial Separator at additional tradeshows in 2016.

Intellectual property

We currently hold several patents pertaining to the Voraxial® Separator and are continually working on developing other patents. The Company owns United States Patent #6,248,231 and #5,904,840. Patent #6,248,231 was registered in 2001 for Apparatus with Voraxial® Separator and Analyzer. Patent #5,904,840 is for Apparatus for Accurate Centrifugal Separation of Miscible and Immiscible Media, which is for technology invented by our former president, Alberto DiBella, and registered in 1999. We also hold the trademark for Voraxial.

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

Research and development

We have spent $0 and $0, respectively, during years ended December 31, 2015 and 2014, on product research and development. The Company has finalized the development of the Voraxial Separator. However, we continue to monitor ways to improve the Voraxial Separator and test the products for new applications.

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

Employees

We currently have five employees. All of our employees work full-time. None of our employees are members of a union. We believe that our relationship with our employees is favorable. We intend to add additional employees in the upcoming year, including managers, sales representatives and field technical engineers.

Item 1A. Risk Factors

Not applicable to smaller reporting companies. However, our principal risk factors are described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

In October 2015, the Company entered into a three (3) year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. The lease is approximately $6,100 per month.

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

PART II.

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Markets under the symbol "EVTN". The range of high and low bid quotations below are provided by the OTC Markets. On March 18, 2016, the closing price for our common stock was $0.02. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2014	$0.13	$0.08
June 30, 2014	$0.09	$0.06
September 30, 2014	$0.06	$0.03
December 31, 2014	$0.05	$0.01

March 31, 2015	$0.02	$0.01
June 30, 2015	$0.06	$0.01
September 30, 2015	$0.02	$0.01
December 31, 2015	$0.01	$0.01

Holders

As of December 31, 2015, there were approximately 800 holders of record of our common stock outstanding. Our transfer agent is Jersey Stock Transfer LLC., Post Office Box 606, Mount Freedom, New Jersey 07970-0606.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Year ended December 31, 2015 compared to year ended December 31, 2014

Revenue

We continued to focus our efforts and resources to the manufacturing, assembling, marketing and selling of the Voraxial Separator. Revenues for the year ended December 31, 2015 increased by $514,563 to $1,091,343 or approximately 89% from $576,780 for the year ended December 31, 2014.  We believe the increase in revenues corresponds to the increase customer interests and market awareness for the Voraxial.  In the past several years we have been recognized by various oil and gas industry organizations and have participated in conferences and tradeshows which have assisted in increasing market awareness.  We believe the dissemination of data from previously installed Voraxials is also creating an increase awareness and demand for the Voraxial. We continue to build relationships with oil services companies, representatives and oil exploration and production companies and believe these relationships will increase revenues.  The majority of revenues in 2015 and 2014 were a result of sales of the Voraxial Separator and auxiliary equipment and parts, and the remaining revenues were from lease orders and trials for customers interested in buying the Voraxial Separator. The increase in revenues in 2015 was the result of additional sales. We are pursuing projects in multiple industries including oil exploration and production, sewage, oil spill and wastewater.  The drop in oil prices may delay certain projects and decrease revenue potential in the near term.  We believe we have increased the exposure and awareness of the Voraxial Separator through our marketing programs and expect to increase revenues from the sale and lease of the Voraxial Separator once oil prices and capital expenditures within the oil explorations and production sector recovers.

Cost of goods sold increased to $448,220 for the year ended December 31, 2015 from $178,992 during the year ended December 31, 2014 or an increase of $269,228 or approximately 150%. The majority increase in cost of goods sold was directly related to our increase in revenues.

Costs and expenses

Total costs and expenses decreased by approximately 20% or $219,655 to $898,525 for the year ended December 31, 2015 as compared to $1,118,180 for the year ended December 31, 2014. Our cost decreased primarily due to a non-cash decrease in consulting and payroll expense as discussed below during 2014. The decrease was partially offset by an inventory impairment of $112,609 during 2015.

General and administrative expenses

General and Administrative expenses decreased by approximately 2% or $7,841 to $442,861 for the year ended December 31, 2015 from $450,702 for the year ended December 31, 2014. Our general and administrative expenses, which have remained fairly consistent for 2015 as compared to 2014, primarily consist of rent, travel, insurance, professional fees and other general overhead expenses.

Consulting and Payroll Expenses

Consulting expenses decreased by approximately 99% or $127,344 to $995 for the year ended December 31, 2015 from $128,339 for the year ended December 31, 2014. The decrease was primarily due to non-cash expenses associated with the repricing of options to consultants and employees in 2014. Payroll expense decreased by 16% or $84,470 to $454,669 for the year ended December 31, 2015 as compared to $539,139 for the year ended December 31, 2014. The decrease reflects the fluctuations in employee overtime.

Liquidity and capital resources

At December 31, 2015, we had working capital deficiency of $1,586,075, cash of $73,713 and an accumulated deficit of $16,523,671. For the year ended December 31, 2015, we had a net loss of $275,421. Operating at a loss for the year negatively impacted our cash position. We believe that including our current cash resources and anticipated revenue to be generated by sales and/or leases of our Voraxial Separators, we will have sufficient resources to continue business operations for the next twelve months. To the extent that these resources are not sufficient to sustain current operating activities, we may need to seek additional capital, or adjust our operating plan accordingly.

Continuing losses

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern.

The Company has experienced net losses, has a working capital and stockholders' deficit. There is no assurance that the Company's developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve significant revenues. If the Company is unable to successfully commercialize its Voraxial Separator, it is unlikely that the Company could continue its business. Therefore, substantial doubt exists about the ability of the Company to continue as a going concern. The

Company may require the infusion of capital until operations become profitable. During 2016, the Company may seek additional capital in the event it is unable to increase sales of the Voraxial Separator or continue to restrict expenses.  If we fail to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company's present or future financial statements.

Risk Factors

Our independent auditors have raised substantial doubt about our ability to continue as a going concern.

Our independent auditors have included in their audit report an explanatory paragraph that states that our continuing losses from operations raises substantial doubt about our ability to continue as a going concern.

We have not yet generated significant revenues from the Voraxial Separator. The revenues and income potential of our business and the markets of our separation technology are unproven. We have incurred operating losses since our inception, and we will continue to incur net losses until we can produce sufficient revenues to cover our costs. At December 31, 2015, we had an accumulated deficit of $16,523,671 including a net loss of $275,420 for the year ended December 31, 2015. Even if we achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

We may seek to raise capital through public and private equity offerings, debt financing or collaboration, and strategic alliances. Such financing may not be available when we need it or may not be available on terms that are favorable to us. If we raise additional capital through the sale of our equity securities, your ownership interest will be diluted and the terms of the financing may adversely affect your holdings or rights as a stockholder.  If we fail to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection.

We currently rely on a limited number of customers for our revenues.

Revenues from four customers accounted for approximately 94% of total revenues during 2015 and revenues from two customers accounted for approximately 83% of total revenues during 2014. We do not have any contracts with these customers. If these customers fail to order additional products or we are unable to attract new customers, it could have an adverse effect on our financial condition and results of operations.

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

As of December 31, 2015, the Company has approximately 9,285,503 shares of authorized, but unissued Common Stock. In addition, the Company has reserved approximately 13,465,000 shares for outstanding options. Therefore the Company has limited shares of common stock which otherwise could be sold to meet future financing needs and does not have a sufficient number of shares reserved in the event of the exercise of all of the Company's outstanding options.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2015. Based upon that evaluation and the identification of the material weakness in the Company's internal control over financial reporting as described below under "Management's Report on Internal Control over Financial Reporting," the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the 2013 criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company's limited resources and limited number of employees.

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

Board of Directors and Committees

During the year ended December 31, 2015, our board of directors held 4 meetings.

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

The Company has one independent director, Raynard Veldman. Mr. Veldman is considered "independent" as defined under Nasdaq Marketplace Rules.

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

Item 11. Executive compensation

The table below sets forth compensation for the past two years awarded to, earned by or paid to our chief executive officer and our two most highly compensated executive officers other than our chief executive officer who were serving as executive officers at December 31, 2015 and December 31, 2014 (the "Named Executives").

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
John A. DiBella	2014	$305,000(2)	--	--	44,224(4)	--	--	--	$349,224
President, Chief Executive Officer and Chief Financial Officer	2015	$305,000(3)	--	--	0(5)	--	--	--	$305,000

(1)
The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with FASB ASC
Topic 718 and the SEC disclosure rules. These amounts represent awards that are paid in shares of common stock or options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the Named Executives.

(2)	$90,000 paid and the remaining amount accrued.
(3)	$88,000 paid and remaining amount accrued.
(4)
Effective August 29, 2014, the Company extended the expiration dates of all of its issued and outstanding common stock purchase options to November 15, 2023 and reduced the exercise price of such options to $0.05 per share.

(5)	Effective December 28, 2015, the Company reduced the exercise price of all of its issued and outstanding common stock purchase options from $0.05 per share to $0.01 per share.

Outstanding Equity Awards At December 31, 2015

Listed below is information with respect to unexercised options for each Named Executive as of December 31, 2015.

			Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares, Units Or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units Or Other Rights That Have Not Vested ($)

Name	Exercisable	Unexercisable
John A. DiBella	7,700,000	--	$0.01(1)	11/15/2023(1)	--	--	--	--

(1)
Effective August 29, 2014, the Company extended the expiration dates of all of its issued and outstanding common stock purchase options to November 15, 2023 and reduced the exercise price of such options to $0.05 per share. Effective December 28, 2015, the Company reduced the exercise price of all of its issued and outstanding common stock purchase options from $0.05 per share to $0.01 per share.

Employment agreements

Our executive officer does not currently have a written employment agreement with the Company. For the years ended December 31, 2015 and 2014, the Company incurred salary expenses from the Chief Executive Officer of the Company of $305,000. For the year ended December 31, 2015, $90,000 has been paid. The unpaid balance has been accrued and as of December 31, 2015 and 2014, the accrued salary is $1,173,270 and $943,270, respectively.  As of December 31, 2015 and 2014, the Company owes the estate of its former chief executive officer $158,898.

Director Compensation

Directors are not compensated by our Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

The table below sets forth information with respect to the beneficial ownership of our securities as of March 22, 2016 by: (1) each person known by us to be the beneficial owner of five percent or more of our outstanding securities, and (2) executive officers and directors, individually and as a group. Unless otherwise indicated, we believe that the beneficial owner has sole voting and investment power over such shares. As of March 22, 2016, we had 33,464,497 shares of common stock issued and outstanding. Unless otherwise noted below, the address for each shareholder is 821 NW 57th Place, Fort Lauderdale, Florida 33309.

Name and Address of	Number of Shares	Percentage of
Beneficial Owner	Beneficially Owned	Ownership
Adele DiBella	6,095,500(1)	16.4%
John A. DiBella	10,428,616(2)	25.3%
Raynard Veldman	2,750,000(3)	8.0%
All officers and directors as a group (2 persons)	13,178,616(2)(3)	31.3%

(1)  Includes 2,295,500 shares of common stock and 3,800,000 shares of common stock underlying options exercisable at $0.01 that expire
      November 15, 2023.
(2)  Includes 2,528,616 shares of common stock and 7,700,000 shares of common stock underlying options exercisable at $0.01 per share expiring on November 15, 2023.  Includes 100,000 shares held by his minor children.
(3)  Includes 1,750,000 shares of common stock and 1,000,000 shares of common stock underlying options exercisable at $0.01 per share expiring on November 15, 2023.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information pertaining to all compensation plans under which equity securities of our company are authorized for issuance as of the end of the most recent fiscal year.

			Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued upon	exercise price	future issuance under
	exercise of	of outstanding	equity compensation
	outstanding options,	options	plans (excluding securities
	warrants and rights	warrants and rights	reflected in 1st column)
Equity compensation plans
approved by security holders	0	N/A	0
Equity compensation plans not approved by security holders	13,465,000	$0.01	0
Total	13,465,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company has one independent director, Raynard Veldman. Mr. Veldman is considered "independent" as defined under Nasdaq Marketplace Rules.

For the years ended December 31, 2015 and 2014, the Company incurred salary expenses from the Chief Executive Officer of the Company of $305,000. For December 31, 2015, $90,000 has been paid for the year. The unpaid balance has been included in accrued expenses- related party. As of December 31, 2015 and 2014, the accrued salary is $1,173,270 and $943,270, respectively.

As of December 31, 2015, the Company owes the estate of its former Chief Executive Officer $158,898, which is also included in accrued expenses- related party. The estate is controlled by Adele DiBella, an affiliate shareholder of our company.

PART IV.

Item 14. Principal Accountant Fees and Services

Audit Fees: The aggregate fees, including expenses, billed by Liggett & Webb, P.A. (formerly Liggett, Vogt & Webb, P.A.), our principal accountant in connection with the audit of our consolidated financial statements for the fiscal years ended December 31, 2015 and 2014 and for the review of our financial information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and 2014 was $26,958 and $30,600.

Audit Related Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the audit for the years ended December 31, 2015 and 2014 were $-0-.

Tax Fees: The aggregate fees, billed by our principal accountant for services reasonably related to tax services during the years ended December 31, 2015 and 2014 were $-0-.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant during years ended December 31, 2015 and 2014 was $-0-.

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
April 5, 2016

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By: /s/ John A. DiBella
John A. DiBella, Director
April 5, 2016

By: /s/ Raynard Veldman
Raynard Veldman, Director
April 5, 2016

INDEX TO FINANCIAL STATEMENTS ENVIRO VORAXIAL TECHNOLOGY, INC. CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2015 AND 2014	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014	F-4

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 – F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
  Enviro Voraxial Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Enviro Voraxial Technology, Inc. and subsidiary (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Enviro Voraxial Technology, Inc. and subsidiary as of December 31, 2015 and 2014 the results of its operations and its cash flows for each of the years then ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has a net loss of $275,420 for the year ended December 31, 2015 and a working capital deficit of $1,586,075 and stockholders' deficit of $1,542,997 as of December 31, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIGGETT & WEBB P.A.
Certified Public Accountants

Boynton Beach, Florida
April 5, 2016

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
CURRENT ASSETS:
Cash and cash equivalents	$73,713	$182,916
Accounts receivable, net	94,277	24,900
Inventory, net	96,235	420,110
Prepaid expenses	--	5,825
Total current assets	264,225	633,751
FIXED ASSETS, NET	33,052	55,145
OTHER ASSETS	10,026	10,026
Total Assets	$307,303	$698,922
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$274,913	$406,873
Accrued expenses – related party	249,228	1,095,331
Deposits	1,326,159	465,290
Total current liabilities	1,850,300	1,967,494
Total liabilities	1,850,300	1,967,494
COMMITMENTS AND CONTINGENCIES (See Note J)
SHAREHOLDERS' DEFICIENCY
Common stock, $.001 par value, 42,750,000 shares authorized; 33,464,497	33,465	33,465
and 33,464,497 shares issued and outstanding as of December 31, 2015 and December 31, 2014

Additional paid-in capital	14,947,209	14,946,214
Accumulated deficit	(16,523,671)	(16,248,251)
Total shareholders' deficiency	(1,542,997)	(1,268,572)
Total liabilities and shareholders' deficiency	$307,303	$698,922

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATION

	Years Ended December 31,
	2015	2014
Revenues:
Sales	$932,943	$343,704
Rentals	158,400	233,076
Total revenue	1,091,343	576,780
Cost of goods sold	448,220	178,992
Gross profit	643,123	397,788
Costs and expenses:
General and administrative	442,861	450,702
Consulting expense	995	128,339
Payroll expenses	454,669	539,139
Total costs and expenses	898,525	1,118,180
Loss from operations	(255,402)	(720,392
Interest expense	(20,018)	(14,743
Total other expense	(20,018)	(14,743
Loss before provision for income taxes	(275,420)	(735,135)
Provision for Income taxes	-	-
Net Loss	$(275,420)	$(735,135)
Weighted average number of common shares
outstanding-basic and diluted	33,464,497	33,464,497
Loss per common share - basic and diluted	(0.01)	(0.02)

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance - December 31, 2013	33,464,497	$33,465	$14,817,875	$(15,513,116)	$(661,776)
Revaluation of stock issued for deferred compensation	-	-	125,354	-	125,354
Stock compensation expense	-	-	2,985	-	2,985
Net loss	-	-	-	(735,135)	(735,135)
Balance - December 31, 2014	33,464,497	33,465	14,946,214	(16,248,251)	(1,268,572)
Stock compensation expense	-	-	995	-	-
Net loss	-	-	-	(275,420)	(275,421)
Balance - December 31, 2015	33,464,497	$33,465	$14,947,209	$(16,523,671)	$(1,542,997)

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(275,420)	$(735,135)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Inventory Impairment	112,409	16,980
Provisions for doubtful accounts	--	60,254
Depreciation	22,093	22,618
Stock-based compensation	995	128,339
Changes in assets and liabilities:
Accounts receivable	(69,378)	37,918
Inventories	211,466	(219,063)
Other Assets	5,825	(5,825)
Accounts payable and accrued expenses	(117,193)	740,876
Net cash provided by (used in) operating activities	(109,203)	46,962
Cash Flows From Investing Activities:	-	-
Cash Flows From Financing Activities:	-	-
Net increase (decrease) in cash and cash equivalents	(109,203)	46,962
Cash and cash equivalents, beginning	182,916	135,954
Cash and cash equivalents, end of period	$73,713	$182,916
Supplemental Disclosure
Cash paid during the year for interest	$20,018	$14,743
Cash paid during the year for taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Enviro Voraxial Technology, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
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

NOTE B - GOING CONCERN

The Company has experienced recurring losses and a working capital and stockholders' deficit as of December 31, 2015. The Company has a net loss of $275,420 for the year ended December 31, 2015 and a working capital deficit of $1,586,075 and shareholders' deficiency of $1,542,997 as of December 31, 2015. There is a substantial doubt about the Company's ability to continue as a going concern. There is no assurance that the Company's sales and marketing efforts will be successful enough to achieve a level of revenue sufficient to provide cash inflows to sustain operations; however the Company has begun commercializing the Voraxial and is experiencing an increase in customer interest that management believes will continue in 2016. The Company will continue to require the infusion of capital until operations become profitable. During the remainder of 2016 the Company may seek capital for growth and increasing sales of the Voraxial Separator. As a result of the above, there is substantial doubt about the entities ability to continue as a going concern and the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  If we fail to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. As of December 31, 2015 there was $249,228 of deposits from customers.

Enviro Voraxial Technology, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually three to twelve months.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The company maintains allowances for doubtful accounts for estimated losses. The company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is a doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer's historical payment history, and its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collections. At December 31, 2015 and 2014, the Company has $60,254 in the allowance for doubtful accounts.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at December 31, 2015 and 2014, approximate their fair value because of their relatively short-term nature.

ASC 820 "Disclosures about Fair Value of Financial Instruments," requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of December 31, 2015 and 2014.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of December 31, 2015 and 2014.

Level 3—inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of December 31, 2015 and 2014.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate limits.

Inventory

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of December 31, 2015, there was 1 unit held by third parties.

Enviro Voraxial Technology, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

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

Net Loss Per Share

The Company follows ASC 260 "Earnings per share" to calculate its net loss per share. Basic and diluted loss per share has been computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. The warrants and stock options have been excluded from the calculation since they would be anti-dilutive.

Such equity instruments may have a dilutive effect in the future and include the following potential common shares:

	2015	2014
Stock options	13,465,000	13,465,000

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

Research and Development Expenses

Research and development costs, which includes travel expenses, consulting fees, subcontractors and salaries are expensed as incurred. There was $0 and $0 in research and development costs during December 31, 2015 and 2014, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses. There was $18,375 and $21,083 in advertising costs during December 31, 2015 and 2014, respectively.

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

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the

Enviro Voraxial Technology, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

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

Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company did not have any impairments of long-lived assets in December 31, 2015 and 2014.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company's net loss or cash flows.

NOTE D – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued new accounting guidance regarding revenue recognition under GAAP. This new guidance will supersede nearly all existing revenue recognition guidance, and is effective for public entities for annual and interim periods beginning after December 31, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of this new guidance on the Company's condensed consolidated financial statements.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Presentation of Financial Statements - Going Concern", which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the condensed consolidated financial statements.

NOTE E- INVENTORY

Inventory as of December 31 consists of:
	2015	2014
Raw Materials	$89,771	$156,668
Work in Progress	6,464	227,442
Finished Goods	0	36,000
Total	$96,235	$420,110

NOTE F - FIXED ASSETS

Fixed assets as of December 31 consists of:
	2015	2014
Machinery and equipment	$482,659	$495,372
Furniture and fixtures	14,498	14,498
Autos and Trucks	5,294	5,294
Total	502,451	515,164
Less: accumulated depreciation	(469,399)	(460,019)
Fixed Assets, net	$33,052	$55,145

Depreciation expense was $22,093 and $22,618 for the years ended December 31, 2015 and 2014 respectively.

Enviro Voraxial Technology, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

NOTE G – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Significant components of accounts payable and accrued expenses at December 31, consists of:
	2015	2014
Trade payables and accrued expenses	$274,913	$406,873
Customer deposits	249,228	465,290
	$524,141	$872,163

NOTE H - RELATED PARTY TRANSACTIONS

For the years ended December 31, 2015 and 2014, the Company incurred salary expenses from the Chief Executive Officer of the Company of $305,000. For December 31, 2015, 90,000 has been paid for the year. The unpaid balance has been included in accrued expenses- related party. As of December 31, 2015 and 2014, the accrued salary is $1,173,270 and $943,270, respectively.

As of December 31, 2015 and 2014, the Company owes the estate of its former Chief Executive Officer $158,898, which is also included in accrued expenses- related party. During 2014, the Company repriced and extended the expiration date of stock options to November 15, 2023 and an exercise price of $.05 per share with a fair value of $44,224. During 2015, the Company repriced the exercise price of stock options to $.01 per share with a fair value of $0.

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

In December 2015, the Company reduced the exercise price of options issued to employees and consultants to purchase an aggregate of 13,465,000 shares of common stock issued since 2002 to an exercise price of $0.01 per share. The Company calculated the fair value of the extended options by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility

Enviro Voraxial Technology, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

of 347%; risk-free interest rates of 2.09% and expected lives of eight years. The Company recorded a charge of $0 related to the option repricing for the year ended December 31, 2015.

We used the following assumptions for options granted during the year ended December 31, 2015:

Expected volatility:  347%
Expected lives:  8 Years
Risk-free interest rate:  2.09%
Expected dividend yield:  None

Information with respect to options outstanding and exercisable at December 31, 2015 and 2014 is as follows:

	Number	Range of Exercise	Number
	Outstanding	Price	Exercisable

Balance, December 31, 2014	13,465,000	$0.05	13,465,000
Issued	-	-	-
Expired	-	-	-
Balance, December 31, 2015	13,465,000	$0.01	13,465,000

Number Outstanding December 31, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2015	Weighted Average Exercise Price
13,465,000	8.0	0.01	13,465,000	$0.01
13,465,000	-	-	13,465,000

The following table summarizes information about the stock options outstanding at December 31, 2014:

Exercise Price	Number Outstanding at December 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2014	Weighted Average Exercise Price
$0.05	13,465,000	8.73	0.05	13,465,000	$0.05

	13,465,000	-	-	13,465,000

NOTE J - COMMITMENTS AND CONTINGENCIES

Litigation

On or about November 17, 2011, a claim was filed in the Broward County Circuit Court in Fort Lauderdale, Florida against the company by Raw Energy Tech, LLC. The plaintiff alleges oral contract between the parties for the alleged design, fabrication and construction of a prototype power pack. Amount of damages sought are approximately $58,000. We have moved to dismiss the complaint and intend to vigorously defend this action as we believe this claim is without merit. There has been no progress in resolving this claim. We have accrued an amount in the financial statements to cover our legal expenses as of December 31, 2015 and 2014.

Enviro Voraxial Technology, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

Operating Lease

In October 2015, the Company entered into a three (3) year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. The lease is $6,100 per month, which includes common area maintenance, taxes and insurance. The Company has the option to terminate the lease with three months' notice.

Future minimum lease payments for operating leases at December 31, 2015 are as follows:

2016	$73,200
2017	73,000
2018	61,000
Thereafter	$207,200

NOTE K – MAJOR CUSTOMERS

For the year ended December 31, 2015, four customers accounted for approximately 94% of revenues. For the year ended December 31, 2014, two customers accounted for approximately 83% of revenues.

Major customer concentrations as of and for the year ended December 31, 2015 are as follows:

	Sales		Accounts
Customer	Amount	Percent	Receivable	Percent
A	$422,800	39%	−	−
B	$294,000	27%	−	−
C	$147,875	13%	−	−
D	$158,400	15%	$88,200	94%

Major customer concentrations as of and for the year ended December 31, 2014 are as follows:

	Sales		Accounts
Customer	Amount	Percent	Receivable	Percent
A	$342,800	59%	-	-
B	$137,881	24%	-	-
C	-	-	$24,900	29%

Enviro Voraxial Technology, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

NOTE L – INCOME TAX

At December 31, 2015 and 2014 we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an approximate expected rate of 38%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has been established at December 31, 2015 and 2014.

The significant components of the deferred tax asset at December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Current Deferred benefit:	$293,576	$276,631
	293,576	276,631
Valuation allowance	(293,576)	(276,631)
(Benefit) provision for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2015	2014
Combined statutory income tax rate	38%	38%
Valuation allowance	(38%)	(38%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The effects of temporary differences that gave rise to deferred tax assets are as follows:

	December 31,
	2015	2014
Net operating loss carry-forward	$4,585,358	$4,291,782
Valuation allowance	(4,585,358)	(4,291,782)
Deferred income tax asset	$-	$-

The Company has made a 100% valuation allowance of the deferred income tax asset at December 31, 2015, as it is not expected that the deferred tax assets will be realized. The Company has a net operating loss carryforward of $12,140,349 available to offset future taxable income through 2035.

The Company's federal income tax returns for the three years ended December 31, 2015 remains subject to examination by the Internal Revenue Services as of December 31, 2015.