Form 10-Q
period 2016-03-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2016-05-13
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

(954) 958-9968
 (Issuer's telephone number)

______________________________________________________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 9, 2016, we had 33,464,497 shares of our Common Stock outstanding.

PART I.	CONSOLIDATED FINANCIAL INFORMATION
Item 1.	Financial Statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$133,150	$73,713
Accounts receivable	109,577	94,277
Inventory, net	100,734	96,235

Total current assets	343,461	264,225

FIXED ASSETS, NET	27,543	33,052

OTHER ASSETS	10,026	10,026

Total assets	$381,030	$307,303

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$276,904	$274,913
Accrued Expenses – related party	1,400,918	1,326,159
Deposits	392,090	249,228

Total liabilities	2,069,912	1,850,300

COMMITMENTS AND CONTINGENCIES (See Note F)	-	-

SHAREHOLDERS' DEFICIT :
Common stock, $.001 par value, 42,750,000 shares authorized; 33,464,497 and 33,464,497 shares issued and outstanding as of March 31, 2016 and December 31, 2015	33,465	33,465
Additional paid-in capital	14,947,209	14,947,209

Accumulated deficit	(16,669,556)	(16,523,671)

Total shareholders' deficit	(1,688,882)	(1,542,997)

Total liabilities and shareholders' deficit	$381,030	$307,303

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues, net	$53,938	$294,420

Cost of goods sold	-	97,120

Gross profit	53,938	197,300

Costs and expenses:
General and administrative	194,823	254,708

Total costs and expenses	194,823	254,708

Loss from operations	(140,885)	(57,408)

Other expenses:
Interest expense	(5,000)	(4,245)

Total other expense	(5,000)	(4,245)

Net (Loss) before provisions for income taxes	(145,885)	(61,653)
Provisions for income taxes	-	-
NET (LOSS)	$(145,885)	$(61,653)

Weighted average number of common shares outstanding - basic and diluted	33,464,497	33,464,497
(loss) per common share - basic and diluted	$0.00	$0.00

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2016
 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2015	33,464,497	$33,465	$14,947,209	$(16,523,671)	$(1,542,997)

Net loss	-	-	-	(145,885)	(145,885)

Balance - March 31, 2016	33,464,497	$33,465	$14,947,209	$(16,669,556)	$(1,688,882)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three months Ended March 31,
	2016	2015

Cash Flows From Operating Activities:
Net loss	$(145,885)	$(61,653)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation	5,509	5,581
Stock Compensation and option expense	-	995
Changes in assets and liabilities:
Accounts receivable	(15,300)	24,900
Inventory	(4,499)	119
Prepaid expense		-
Accounts payable and accrued expenses and deposits	219,612	36,244

Net cash provided by operating activities	59,437	6,186

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:	-	-

Net increase in cash and cash equivalents	59,437	6,186

Cash and cash equivalents, beginning of period	73,713	182,916

Cash and cash equivalents, end of period	$133,150	$189,102

Supplemental Disclosures

Cash paid during the period for interest	$5,000	$4,245
Cash paid during the period for taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 (UNAUDITED)

NOTE A - ORGANIZATION AND OPERATIONS

ORGANIZATION

Enviro Voraxial Technology, Inc., an Idaho corporation (the "Company"), is a provider of environmental and industrial separation technology. The Company has developed, and now manufactures and sells its patented technology, the Voraxial® Separator, a technology that efficiently separates liquid/liquid, liquid/solid or liquid/liquid/solid fluid streams with distinct specific gravities. Current and potential commercial applications and markets include oil exploration and production, oil refineries, oil spill, mining, manufacturing, waste-to-energy and food processing industry.

Florida Precision Aerospace, Inc., a Florida corporation ("FPA"), is the wholly-owned subsidiary of the Company and is used to manufacture, assemble and test the Voraxial Separator.

NOTE B - GOING CONCERN

The Company has experienced recurring net losses and a working capital deficiency as of March 31, 2016. There is no assurance that the Company's sales and marketing efforts will be successful enough to achieve a level of revenue sufficient to provide cash inflows to sustain operations; however, the Company continues to experience customer interest and forecast revenues to increase in 2016. While the Company anticipates increase in sales of the Voraxial Separator during 2016, the Company may continue to require the infusion of capital until operations become profitable. As a result of the above, there is a substantial doubt about our ability to continue as a going concern and the accompanying condensed unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. If we fail to raise additional funds or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the company's annual financial statements, notes and accounting policies included in the company's annual report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. In the opinion of management, all adjustments, which are necessary to provide a fair presentation of financial position as of March 31, 2016, and the related operating results and cash flows for the interim period presented, have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 (UNAUDITED)

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. As of March 31, 2016 and December 31, 2015, there was $392,090 and $249,228, respectively, of deposits from customers.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually one to twelve months.

FAIR VALUE OF INSTRUMENTS

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at March 31, 2016 and December 31, 2015, approximate their fair value because of their relatively short-term nature.

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 (UNAUDITED)

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of March 31, 2016 and December 31, 2015.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of March 31, 2016 and December 31, 2015.

Level 3—inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of March 31, 2016 and December 31, 2015.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate ("FDIC") limits.  As of March 31, 2016 and December 31, 2015, balances did not exceed the FDIC limits.

INVENTORY

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Raw materials	$25,901	$89,771
Work in process	74,833	6,464
Finished goods	-	-
Total	$100,734	$96,235

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 (UNAUDITED)

NET LOSS PER SHARE

In accordance with the accounting guidance now codified as FASB ASC Topic 260, "Earnings per Share" basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

Since the Company reflected a net loss for the three months ended March 31, 2016 and 2015, the effect of 13,465,000 and 13,465,000 options, respectively, is anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 ("ASC 740-10-25"). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.  These reclassifications had no impact on the Company's net loss or cashflows.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 (UNAUDITED)

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC, did not, or are not believed by management, to have a material impact on the Company's present or future financial statements, except as follows:

In August 2014, the FASB issued Accounting Standards Update "ASU" 2014-15 on  "Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern".  Currently, there is no guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).

The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

In April 2015, FASB issued Accounting Standards Update ("ASU") No. 2015-03, "Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", is to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2015, FASB issued Accounting Standards Update ("ASU") No.2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 (UNAUDITED)

are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.
All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

NOTE D - RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2016 and 2015, $1,400,918 and $1,326,159 was accrued for related party compensation, respectively.

NOTE E - CAPITAL TRANSACTIONS

WARRANTS AND STOCK OPTIONS

The Company follows the provisions of ASC Topic 718, "Compensation – Stock Compensation." ASC Topic 718 establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics different from those of its traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options. The risk free interest rate is based upon quoted market yields for United States Treasury debt securities with a term similar to the expected term. The expected dividend yield is based upon the Company's history of having never issued a dividend and management's current expectation of future action surrounding dividends. Expected volatility was based on historical data for the trading of our stock on the open market. The expected lives for such grants were based on the simplified method for employees and officers.

Information with respect to options outstanding and exercisable at March 31, 2016 is as follows:

	Number Outstanding	Exercise Price	Number Exercisable
Balance, December 31, 2015	13,465,000	$0.01	13,465,000
Issued	-	-	-
Expired	-	-	-
Forfeited	-	-	-
Balance, March 31, 2016	13,465,000	$0.01	13,465,000

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 (UNAUDITED)

The following table summarizes information about the stock options outstanding at March 31, 2016:

Exercise Price	Number Outstanding at March 31, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2016	Weighted Average Exercise Price
0.01	13,465,000	7.5	0.01	13,465,000	0.01
Total	13,465,000	-	-	13,465,000	-

The following table summarizes information about the stock options outstanding at December 31, 2015:

Exercise Price	Number Outstanding December 31, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2014	Weighted Average Exercise Price
$0.01	13,465,000	8.0	0.01	13,465,000	$0.01
Total	13,465,000	-	-	13,465,000

NOTE F – COMMITMENTS AND CONTINGENCIES

Operating Lease

In October 2015, the Company entered into a three (3) year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. The lease is $6,100 per month, which includes common area maintenance, taxes and insurance. The Company has the option to terminate the lease with three months' notice.

LITIGATION

On or about November 17, 2011, a claim was filed in the Broward County Circuit Court in Fort Lauderdale, Florida against the company by Raw Energy Tech, LLC. The plaintiff alleges breach of an oral contract between the parties for the alleged design, fabrication and construction of a prototype power pack. Amount of damages sought are approximately $58,000. We have moved to dismiss the complaint and intend to vigorously defend this action as we believe this claim is without merit. We have accrued an amount in the financial statements to cover our legal expenses as of March 31, 2016.

NOTE G – MAJOR CUSTOMERS

During the three months ended March 31, 2016, we recorded 98% of our revenue from one customer.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company's consolidated condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Certain accounting policies have a significant impact on amounts reported in the financial statements.  A summary of these significant accounting policies can be found in Note C to the Company's financial statements in the Company's 2015 Annual Report on Form 10-K.  The Company has not adopted any significant new policies during the quarter ended March 31, 2016.

Among the significant judgments made in preparation of the Company's financial statements are the determination of the allowance for doubtful accounts, value of equity instruments and adjustments of inventory valuations. These adjustments are made each quarter in the ordinary course of accounting.

Overview

Enviro Voraxial Technology, Inc. was incorporated in Idaho on October 19, 1964, under the name Idaho Silver, Inc. In May of 1996, we entered into an agreement and plan of reorganization with Florida Precision Aerospace, Inc., a privately held Florida corporation ("FPA"), and its shareholders. FPA was incorporated on February 26, 1993. We believe we are emerging as a potential leader in the rapidly growing environmental and industrial separation industries.  The Company has developed, manufactures and sells its patented Voraxial® Separator ("Voraxial® Separator" or "Voraxial®"), a proprietary technology that efficiently separates large volumes of liquid/liquid, liquid/solids or liquid/liquid/solids fluid mixtures with distinct specific gravities. Management believes this superior separation quality is achieved in real-time, and in much greater volumes, with a more compact, cost effective and energy efficient machine than any comparable product on the market today. Management believes the Voraxial fills a void in the market; specifically a real-time separation device that separates a large volume of liquids with a small footprints and without the need of a pressure drop. We believe the need for such a separation device overlaps many markets.

The Voraxial is capable of processing volumes as low as 3 gallons per minute as well as volumes over 5,000 gallons per minute with only one moving part. The Company believes that the Voraxial®

technology can help protect the environment and its natural resources while simultaneously making numerous industries more productive and cost effective.

Results of Operations for the Three Months ended March 31, 2016 and 2015:

REVENUE

Our revenues decreased by $240,482 or approximately 82% to $53,938 for the three months ended March 31, 2016 as compared to $294,420 for the three months ended March 31, 2015.  The Company believes the decrease in revenues reflects both a fluctuation in sales and a reflection of the market conditions.  The Company continues to negotiate with potential customers and, despite declining revenues over the comparative period, we believe there is a continued demand for our Voraxial Separators in the treatment and removal of contaminants from wastewater in markets that include oil exploration and production, mining, oil spill, among others.  The drop in oil prices may delay certain projects and decrease revenue potential in the near term.  We believe we have increased the exposure and awareness of the Voraxial Separator through our marketing programs and expect to increase revenues from the sale and lease of the Voraxial Separator once oil prices and capital expenditures within the oil explorations and production sector recovers.  We continue to believe the markets for the Voraxial® Separator are developing as companies with high volume water separation problems are becoming aware of the Voraxial.

The Company is currently working on numerous opportunities with customers within the oil industry. We believe some of these opportunities will result in purchase orders in fiscal year 2016.  The projects include the Voraxial 2000 Separator, Voraxial 4000 Separator, Voraxial 8000 and multiple versions of the Voraxial Separator Skid.

COST OF GOODS

Our cost of goods decreased by $97,120 or 100% to $0 for the three months ended March 31, 2016 as compared to $97,120 for the three months ended March 31, 2015. This decrease is due to models leased during the three month period ended March 31, 2016 as compared to the different models shipped and the difference in sold and lease projects during the three months ended March 31, 2015. Our cost of goods continues to be reviewed by management in an effort to obtain the best available pricing while maintaining high quality standards.

COSTS AND EXPENSES

General and Administrative ("G&A") expenses decreased by $59,885 or approximately 24% to $194,823 for the three months ended March 31, 2016 from $254,708 for the three months ended March 31, 2015. Our G&A decreased for the three month period ended March 31, 2016 as compared to the three month period ended March 31, 2015 primarily due to a reduction in salary and marketing expense and partially offset by an increase in legal and professional fees.

Liquidity and Capital Resources:

Cash at March 31, 2016 was $133,150. Working capital deficit at March 31, 2016 was $1,726,451 as compared to working capital deficit at December 31, 2015 of $1,586,075.

At March 31, 2016, the Company had an accumulated deficit of $16,669,556.  We cannot be assured that we will generate revenues that will be self-sustaining. The Company may require the infusion of capital until operations become profitable. During 2016, the Company may seek additional capital in the event it is unable to increase sales of the Voraxial Separator or continue to restrict expenses.  If we fail to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. The Company has funded working capital requirements and intends, if necessary, to fund current working capital requirements through third party financing, including the private placement of securities. We cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.

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

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2016.  Based upon that evaluation and the identification of the material weakness in the Company's internal control over financial reporting as described below under "Management's Report on Internal Control over Financial Reporting," the Chief

Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2016 based on the 2013 criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company's limited resources, lack of qualified accounting personnel and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

Enviro Voraxial Technology, Inc.

By:  /s/ John A. Di Bella
John A. Di Bella
Chief Executive Officer and
Principal Financial Officer

DATED:  May 13, 2016