Form 10-Q
period 2016-06-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2016-08-22
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 19, 2016, we had 33,464,497 shares of our Common Stock outstanding.

PART I.	CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$111,740	$73,713
Accounts receivable, net	5,990	94,277
Inventory, net	50,837	96,235

Total current assets	168,567	264,225

FIXED ASSETS, NET	22,034	33,052

OTHER ASSETS	10,026	10,026

Total assets	$200,627	$307,303

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$304,615	$274,913
Accrued Expenses – related party	1,489,186	1,326,159
Deposits	392,090	249,228

Total liabilities	2,185,891	1,850,300

COMMITMENTS AND CONTINGENCIES (See Note F)	-	-

SHAREHOLDERS' DEFICIT :
Common stock, $.001 par value, 42,750,000 shares authorized; 33,464,497 and 33,464,497 shares issued and outstanding as of June 30, 2016 and December 31, 2015	33,465	33,465
Additional paid-in capital	14,947,209	14,947,209

Accumulated deficit	(16,965,938)	(16,523,671)

Total shareholders' deficit	(1,985,264)	(1,542,997)

Total liabilities and shareholders' deficit	$200,627	$307,303

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues, net	$9,552	$259,454	$63,490	$553,874

Cost of goods sold	11,323	55,105	11,323	152,135

Gross profit (loss)	(1,771)	204,439	52,167	401,739

Costs and expenses:
General and administrative	198,791	220,508	393,614	475,216

Total costs and expenses	198,791	220,508	393,614	475,216

Income (loss) from operations	(200,562)	(16,069)	(341,447)	(73,477)

Other income (expenses):
Loss on transfer of leased assets	(91,400)	-	(91,400)	-

Interest expense	(4,420)	(4,806)	(9,420)	(9,051)

Total other expense	(95,820)	(4,806)	(100,820)	(9,051)

Net loss before provisions for income taxes	(296,382)	(20,875)	(442,267)	(82,528)
Provisions for income taxes	-	-	-	-
NET LOSS	$(296,382)	$(20,875)	$(442,267)	$(82,528)

Weighted average number of common shares outstanding - basic and diluted	33,464,497	33,464,497	33,464,497	33,464,497
Loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2016
 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2015	33,464,497	$33,465	$14,947,209	$(16,523,671)	$(1,542,997)

Net loss	-	-	-	(442,267)	(442,267)

Balance - June 30, 2016	33,464,497	$33,465	$14,947,209	$(16,965,938)	$(1,985,264)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended June 30,
	2016	2015

Cash Flows From Operating Activities:
Net loss	$(442,267)	$(82,528)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation	11,018	11,163
Stock option expense	-	995
Changes in assets and liabilities:
Accounts receivable	88,287	(13,042)
Inventory	45,398	38,565
Prepaid expense	-	-
Accounts payable, accrued expenses and deposits	335,591	139,549

Net cash provided by operating activities	38,027	94,702

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:	-	-

Net increase in cash and cash equivalents	38,027	94,702

Cash and cash equivalents, beginning of period	73,713	182,916

Cash and cash equivalents, end of period	$111,740	$277,618

Supplemental Disclosures

Cash paid during the period for interest	9,420	9,051
Cash paid during the period for taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 (UNAUDITED)

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

NOTE B - GOING CONCERN

The Company has experienced recurring net losses and a working capital deficiency as of June 30, 2016. There is no assurance that the Company's sales and marketing efforts will be successful enough to achieve a level of revenue sufficient to provide cash inflows to sustain operations; however, the Company continues to experience customer interest and forecast revenues to increase in 2016. While the Company anticipates increase in sales of the Voraxial Separator during 2016, the Company may continue to require the infusion of capital until operations become profitable. As a result of the above, there is a substantial doubt about our ability to continue as a going concern and the accompanying condensed unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. If we fail to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the company's annual financial statements, notes and accounting policies included in the company's annual report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. In the opinion of management, all adjustments, which are necessary to provide a fair presentation of financial position as of June 30, 2016, and the related operating results and cash flows for the interim period presented, have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 (UNAUDITED)

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. As of June 30, 2016 and December 31, 2015, there was $392,090 and $249,228, respectively, of deposits from customers.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually one to twelve months.

FAIR VALUE OF INSTRUMENTS

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at June 30, 2016 and December 31, 2015, approximate their fair value because of their relatively short-term nature.

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 (UNAUDITED)

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of June 30, 2016 and December 31, 2015.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of June 30, 2016 and December 31, 2015.

Level 3—inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of June 30, 2016 and December 31, 2015.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate ("FDIC") limits.  As of June 30, 2016 and December 31, 2015, balances did not exceed the FDIC limits.

INVENTORY

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Raw materials	$50,837	$89,771
Work in process	-	6,464
Finished goods	-	-
Total	$50,837	$96,235

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
JUNE 30, 2016 (UNAUDITED)

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

Since the Company reflected a net loss for the three months ended June 30, 2016 and 2015, the effect of 13,465,000 and 13,465,000 options, respectively, is anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

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
JUNE 30, 2016 (UNAUDITED)

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

NOTE D - RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2016, the Company incurred salary expenses from the Chief Executive Officer of the Company of $152,500. Of these amounts, $7,500 has been paid for the six months ended June 30, 2016. The total unpaid balance as of June 30, 2016 is $1,489,186 and is included in accrued expenses – related party, the majority of which is payable to the Company's Chief Executive Officer.  For the six months ended June 30, 2015, the Company incurred salary expenses from the Chief Executive Officer of the Company of $152,500. Of these amounts, $31,770 had been paid for the six months ended June 30, 2015. The total unpaid balance as of June 30, 2015 is $1,202,861 and is included in accrued expenses – related party, the majority of which is payable to the Company's Chief Executive Officer.

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
JUNE 30, 2016 (UNAUDITED)

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

Information with respect to options outstanding and exercisable at June 30, 2016 is as follows:

	Number Outstanding	Exercise Price	Number Exercisable
Balance, December 31, 2015	13,465,000	$0.01	13,465,000
Issued	-	-	-
Expired	-	-	-
Forfeited	-	-	-
Balance, June 30, 2016	13,465,000	$0.01	13,465,000

The following table summarizes information about the stock options outstanding at June 30, 2016:

Exercise Price	Number Outstanding at June 30, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2016	Weighted Average Exercise Price
0.01	13,465,000	7.5	0.01	13,465,000	0.01
Total	13,465,000	-	-	13,465,000	-

The following table summarizes information about the stock options outstanding at December 31, 2015:

Exercise Price	Number Outstanding December 31, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2015	Weighted Average Exercise Price
$0.01	13,465,000	8.0	0.01	13,465,000	$0.01
Total	13,465,000	-	-	13,465,000

NOTE F – COMMITMENTS AND CONTINGENCIES

Operating Lease

In October 2015, the Company entered into a three (3) year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. The lease is $6,100 per month, which includes common area maintenance, taxes and insurance. The Company has the option to terminate the lease with three months' notice.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 (UNAUDITED)

LITIGATION

On or about November 17, 2011, a claim was filed in the Broward County Circuit Court in Fort Lauderdale, Florida against the company by Raw Energy Tech, LLC. The plaintiff alleges breach of an oral contract between the parties for the alleged design, fabrication and construction of a prototype power pack. Amount of damages sought are approximately $58,000. We have moved to dismiss the complaint and intend to vigorously defend this action as we believe this claim is without merit. We have accrued an amount in the financial statements to cover our legal expenses as of June 30, 2016.

NOTE G – MAJOR CUSTOMERS

During the six months ended June 30, 2016, we recorded 98% of our revenue from one customer.

During the six months ended June 30, 2015, we recorded 99.9% of our revenue from one customer.

Item 1.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company's consolidated condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Certain accounting policies have a significant impact on amounts reported in the financial statements.  A summary of these significant accounting policies can be found in Note C to the Company's financial statements in the Company's 2015 Annual Report on Form 10-K.  The Company has not adopted any significant new policies during the quarter ended June 30, 2016.

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

Results of Operations for the Three Months ended June 30, 2016 and 2015:

REVENUE

Our revenues decreased by $249,902 or approximately 96% to $9,552 for the three months ended June 30, 2016 as compared to $259,454 for the three months ended June 30, 2015.  The Company believes the decrease in revenues reflects both a fluctuation in sales and a reflection of the market conditions.  The Company continues to negotiate with potential customers and, despite declining revenues over the comparative period, we believe there is a continued demand for our Voraxial Separators in the treatment and removal of contaminants from wastewater in markets that include oil exploration and production, mining, oil spill, among others.  However, the volume of customers and potential customers have decreased and the drop in oil prices has delayed certain projects and decrease revenue potential in the near term.  We believe we have increased the exposure and awareness of the Voraxial Separator through our marketing programs and expect to increase revenues from the sale and lease of the Voraxial Separator once oil prices and capital expenditures within the oil explorations and production sector recovers.  We continue to believe the markets for the Voraxial® Separator are developing as companies with high volume water separation problems are becoming aware of the Voraxial.

The Company is currently working on numerous opportunities with customers within the oil industry. We believe some of these opportunities will result in purchase orders in fiscal year 2016.  The projects include the Voraxial 2000 Separator, Voraxial 4000 Separator, Voraxial 8000 and multiple versions of the Voraxial Separator Skid.  We anticipate achieving revenues in excess of $400,000 in the third Quarter of 2016 as a result of sales and leases related to the oil industry.

COST OF GOODS

Our cost of goods decreased by $43,782 or 80% to $11,323 for the three months ended June 30, 2016 as compared to $55,105 for the three months ended June 30, 2015. This decrease is primarily due to the decrease in sales. Our cost of goods continues to be reviewed by management in an effort to obtain the best available pricing while maintaining high quality standards.

COSTS AND EXPENSES

Total costs and expenses decreased by $21,717 or approximately 10% to $198,791 for the three months ended June 30, 2016 from $220,508 for the three months ended June 30, 2015. Our costs and expenses decreased for the three month period ended June 30, 2016 as compared to the three month period ended June 30, 2015 primarily due to a reduction in salary and marketing expense and partially offset by an increase in legal and professional fees.

Results of Operations for the Six Months ended June 30, 2016 and 2015:

REVENUE

Our revenues decreased by 89% to $63,490 for the six months ended June 30, 2016 as compared to $553,874 for the six months ended June 30, 2015.

The Company believes the decrease in revenues reflects both a fluctuation in sales and a reflection of the market conditions.  The Company continues to negotiate with potential customers and, despite declining revenues over the comparative period, we believe there is a continued demand for our Voraxial Separators in the treatment and removal of contaminants from wastewater in markets that include oil exploration and production, mining, oil spill, among others.  However, the volume of customers and potential customers have decreased and the drop in oil prices has delayed certain projects and decrease revenue potential in the near term.  We believe we have increased the exposure and awareness of the Voraxial Separator through our marketing programs and expect to increase revenues from the sale and lease of the Voraxial Separator once oil prices and capital expenditures within the oil explorations and production sector recovers.  We continue to believe the markets for the Voraxial® Separator are developing as companies with high volume water separation problems are becoming aware of the Voraxial.

COST OF GOODS

Our cost of goods decreased to $11,323 for the six months ended June 30, 2016 as compared to $152,135 for the six months ended June 30, 2015.  This decrease is primarily due to the decrease in sales and the different models sold during the six months ended June 30, 2015.  Our cost of goods continues to be reviewed by management to guarantee the best available pricing while maintaining high quality standards.

COSTS AND EXPENSES

Total costs and expenses decreased by $81,602 or approximately 17% to $393,614 for the six months ended June 30, 2016 from $475,216 for the six months ended June 30, 2015.  The decrease in our costs and expenses was primarily due to a reduction in salary and marketing expense and partially offset by an increase in legal and professional fees.

Liquidity and Capital Resources:

Cash at June 30, 2016 was $111,740. Working capital deficit at June 30, 2016 was $2,017,324 as compared to working capital deficit at December 31, 2015 of $1,586,075.

At June 30, 2016, the Company had an accumulated deficit of $16,965,938.  We cannot be assured that we will generate revenues that will be self-sustaining. The Company may require the infusion of capital until operations become profitable. During 2016, the Company may seek additional capital in the event it is unable to increase sales of the Voraxial Separator or continue to restrict expenses.  If we fail to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. The Company has funded working capital requirements and intends, if necessary, to fund current working capital requirements through third party financing, including the private placement of securities. We cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.

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

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note C to the Consolidated Financial Statements.

Item 2.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting company.

Item 3.	Controls and Procedures

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

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2016.  Based upon that evaluation and the identification of the material weakness in the Company's internal control over financial reporting as described below under "Management's Report on Internal Control over Financial Reporting," the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2016 based on the 2013 criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company's limited resources, lack of qualified accounting personnel and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

Enviro Voraxial Technology, Inc.

By:    /s/ John A. Di Bella
John A. Di Bella
Chief Executive Officer and
Principal Financial Officer

DATED:  August 22, 2016