Form 10-Q
period 2016-09-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2016-11-14
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 14, 2016, we had 33,464,497 shares of our Common Stock outstanding.

PART I.	CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$76,764	$73,713
Accounts receivable, net	13,170	94,277
Inventory, net	79,558	96,235

Total current assets	169,492	264,225

FIXED ASSETS, NET	16,525	33,052

OTHER ASSETS	10,026	10,026

Total assets	$196,043	$307,303

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$407,533	$274,913
Accrued Expenses – related party	1,569,905	1,326,159
Deposits	150,315	249,228

Total liabilities	2,127,753	1,850,300

COMMITMENTS AND CONTINGENCIES (See Note F)		-

SHAREHOLDERS' DEFICIT :
Common stock, $.001 par value, 42,750,000 shares authorized; 33,464,497 and 33,464,497 shares issued and outstanding as of September 30, 2016 and December 31, 2015	33,465	33,465
Additional paid-in capital	14,947,209	14,947,209

Accumulated deficit	(16,912,384)	(16,523,671)

Total shareholders' deficit	(1,931,710)	(1,542,997)

Total liabilities and shareholders' deficit	$196,043	$307,303

 The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues, net	$377,888	$59,972	$441,378	$613,846

Cost of goods sold	25,763	7,969	37,086	155,603

Gross profit (loss)	352,125	52,003	404,292	458,243

Costs and expenses:
General and administrative	291,144	222,691	684,758	702,408

Total costs and expenses	291,144	222,691	684,758	702,408

Income (loss) from operations	60,981	(170,688)	(280,466)	(244,165)

Other income (expenses):
Loss on transfer of leased assets			(91,400)

Interest expense	(7,427)	(5,452)	(16,847)	(14,503)

Total other expense	(7,427)	(5,452)	(108,247)	(14,503)

Net income / (loss) before provisions for income taxes	53,554	(176,140)	(388,713)	(258,668)
Provisions for income taxes	-	-	-	-
NET INCOME / (LOSS)	$53,554	$(325,772)	$(388,713)	$(258,668)

Weighted average number of common shares outstanding - basic and diluted	33,464,497	33,464,497	33,464,497	33,464,497
Income / (loss) per common share - basic and diluted	$0.00	$(0.01)	$(0.01)	$(0.01)

 The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2015	33,464,497	$33,465	$14,947,209	$(16,523,671)	$(1,542,997)

Net loss	-	-	-	(388,713)	(388,713)

Balance - September 30, 2016	33,464,497	$33,465	$14,947,209	$(16,912,384))	$(1,931,710)

 The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash Flows From Operating Activities:
Net loss	$(388,713)	$(258,668)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation	16,527	16,744
Stock option expense	-	995
Changes in assets and liabilities:
Accounts receivable	81,107	(16,578)
Inventory	16,677	42,154
Prepaid expense		-
Accounts payable, accrued expenses and deposits	277,453	185,963

Net cash provided by operating activities	3,051	(29,390)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:	-	-

Net increase in cash and cash equivalents	3,051	(29,390)

Cash and cash equivalents, beginning of period	73,713	182,916

Cash and cash equivalents, end of period	$76,764	$153,526

Supplemental Disclosures

Cash paid during the period for interest	$17,136	$14,503
Cash paid during the period for taxes	$-	$-

 The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 (UNAUDITED)

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

NOTE B - GOING CONCERN

The Company has experienced recurring net losses and a working capital deficiency as of September 30, 2016. There is no assurance that the Company's sales and marketing efforts will be successful enough to achieve a level of revenue sufficient to provide cash inflows to sustain operations; however, the Company continues to experience customer interest in 2016; however at a significantly lower rate than years past due to a challenging oil market environment. The Company may continue to require the infusion of capital until operations become profitable. As a result of the above, there is a substantial doubt about our ability to continue as a going concern and the accompanying condensed unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. If we fail to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the company's annual financial statements, notes and accounting policies included in the company's annual report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. In the opinion of management, all adjustments, which are necessary to provide a fair presentation of financial position as of September 30, 2016, and the related operating results and cash flows for the interim period presented, have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 (UNAUDITED)

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. As of September 30, 2016 and December 31, 2015, there was $150,315 and $249,228, respectively, of deposits from customers.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually one to twelve months.

FAIR VALUE OF INSTRUMENTS

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at September 30, 2016 and December 31, 2015, approximate their fair value because of their relatively short-term nature.

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of September 30, 2016 and December 31, 2015.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of September 30, 2016 and December 31, 2015.

Level 3—inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of September 30, 2016 and December 31, 2015.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 (UNAUDITED)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate ("FDIC") limits.  As of September 30, 2016 and December 31, 2015, balances did not exceed the FDIC limits.

INVENTORY

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Raw materials	$64,120	$89,771
Work in process	15,438	6,464
Finished goods		-
Total	$79,558	$96,235

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

During the three and nine months ended September 30, 2016 and 2015, the effect of 13,465,000 and 13,465,000 options, respectively, is anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

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

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 (UNAUDITED)

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

NOTE D - RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2016, the Company incurred salary expenses from the Chief Executive Officer of the Company of $228,750. Of these amounts, $7,500 has been paid for the nine months ended September 30, 2016. The total unpaid balance as of September 30, 2016 is $1,547,409 and is included in accrued expenses – related party, the majority of which is payable to the Company's Chief Executive Officer.  For the nine months ended September 30, 2015, the Company incurred salary expenses from the Chief Executive Officer of the Company of $208,950. Of these amounts, $49,770 had been

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 (UNAUDITED)

paid for the nine months ended September 30, 2015. The total unpaid balance as of September 30, 2015 is $1,254,511 and is included in accrued expenses – related party, the majority of which is payable to the Company's Chief Executive Officer.

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

Information with respect to options outstanding and exercisable at September 30, 2016 is as follows:

	Number Outstanding	Exercise Price	Number Exercisable
Balance, December 31, 2015	13,465,000	$0.01	13,465,000
Issued	-	-	-
Expired	-	-	-
Forfeited	-	-	-
Balance, September 30, 2016	13,465,000	$0.01	13,465,000

The following table summarizes information about the stock options outstanding at September 30, 2016:

Exercise Price	Number Outstanding at September 30, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2016	Weighted Average Exercise Price
0.01	13,465,000	7.25	0.01	13,465,000	0.01
Total	13,465,000	-	-	13,465,000	-

The following table summarizes information about the stock options outstanding at December 31, 2015:

Exercise Price	Number Outstanding December 31, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2015	Weighted Average Exercise Price
$0.01	13,465,000	8.0	0.01	13,465,000	$0.01
Total	13,465,000	-	-	13,465,000

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 (UNAUDITED)

NOTE F – COMMITMENTS AND CONTINGENCIES

Operating Lease

In October 2015, the Company entered into a three (3) year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. The lease is $6,100 per month, which includes common area maintenance, taxes and insurance. The Company has the option to terminate the lease with three months' notice.

LITIGATION

On or about November 17, 2011, a claim was filed in the Broward County Circuit Court in Fort Lauderdale, Florida against the company by Raw Energy Tech, LLC. The plaintiff alleges breach of an oral contract between the parties for the alleged design, fabrication and construction of a prototype power pack. Amount of damages sought are approximately $58,000. We have moved to dismiss the complaint and intend to vigorously defend this action as we believe this claim is without merit. We have accrued an amount in the financial statements to cover our legal expenses as of September 30, 2016.

NOTE G – MAJOR CUSTOMERS

During the three months ended September 30, 2016, we recorded 95% of our revenue from one customer.

During the nine months ended September 30, 2015, we recorded 82% of our revenue from one customer.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company's consolidated condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Certain accounting policies have a significant impact on amounts reported in the financial statements.  A summary of these significant accounting policies can be found in Note C to the Company's financial statements in the Company's 2015 Annual Report on Form 10-K.  The Company has not adopted any significant new policies during the quarter ended September 30, 2016.

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

Results of Operations for the Three Months ended September 30, 2016 and 2015:

REVENUE

Our revenues increased by $317,916 or approximately 530% to $377,888 for the three months ended September 30, 2016 as compared to $59,972 for the three months ended September 30, 2015.  The Company believes the increase in revenues reflects a fluctuation in sales as the market conditions in the oil and gas market continues to be challenging due to the low oil prices.  The Company continues to negotiate with potential customers and, we believe there is a continued demand for our Voraxial Separators in the treatment and removal of contaminants from wastewater in markets that include oil exploration and production. However, the volume of customers and potential customers have declined significantly due to the market conditions, specifically the low oil prices.  The low oil prices has delayed certain projects and decreases revenue potential in the near term.  We believe we have increased the exposure and awareness of the Voraxial Separator through the years with our marketing programs and expect to increase revenues from the sale and lease of the Voraxial Separator once oil prices and capital expenditures within the oil explorations and production sector recovers.  However, we have had to reduce our marketing budgets during these periods of low oil prices and believe these reductions will delay the recovery in revenues.  We continue to believe the markets for the Voraxial® Separator are developing as companies with high volume water separation problems are becoming aware of the Voraxial.

The Company is currently working on numerous opportunities with customers within the oil industry. We believe some of these opportunities will result in purchase orders in the remaining months of 2016 and fiscal year 2017.

COST OF GOODS

Our cost of goods increased by $17,794 or 223% to $25,763 for the three months ended September 30, 2016 as compared to $7,969 for the three months ended September 30, 2015. This increase is primarily due to the increase  in sales. Our cost of goods continues to be reviewed by management in an effort to obtain the best available pricing while maintaining high quality standards.

COSTS AND EXPENSES

Total costs and expenses increased by $68,453 or approximately 31% to $291,144 for the three months ended September 30, 2016 from $222,691 for the three months ended September 30, 2015. Our costs and expenses increased for the three month period ended September 30, 2016 as compared to the three month period ended September 30, 2015 primarily due to a reduction in salary and marketing expense and partially offset by an increase in legal and professional fees.

Results of Operations for the Nine months ended September 30, 2016 and 2015:

REVENUE

Our revenues decreased by 28% to $441,378 for the nine months ended September 30, 2016 as compared to $613,846 for the nine months ended September 30, 2015.

The Company believes the decrease in revenues reflects a fluctuation in sales as the market conditions in the oil and gas market continues to be challenging due to the low oil prices.  The Company continues to negotiate with potential customers and we believe there is a continued demand for our Voraxial Separators in the treatment and removal of contaminants from wastewater in markets that include oil exploration and production.  However, the volume of customers and potential customers have declined significantly due to the market conditions, specifically the low oil prices.  The low oil prices has delayed certain projects and decreases revenue potential in the near term.  We believe we have increased the exposure and awareness of the Voraxial Separator through the years with our marketing programs and expect to increase revenues from the sale and lease of the Voraxial Separator once oil prices and capital expenditures within the oil explorations and production sector recovers.  However, we have had to reduce our marketing budgets during these periods of low oil prices and believe these reductions will delay the recovery in our revenues in the near term.  We continue to believe the markets for the Voraxial® Separator are developing as companies with high volume water separation problems are becoming aware of the Voraxial.

COST OF GOODS

Our cost of goods decreased to $37,086 for the nine months ended September 30, 2016 as compared to $155,603 for the nine months ended September 30, 2015.  This decrease is primarily due to the decrease in sales and the different models sold during the nine months ended September 30, 2015.  Our cost of goods continues to be reviewed by management to guarantee the best available pricing while maintaining high quality standards.

COSTS AND EXPENSES

Total costs and expenses decreased by $17,650 or approximately 3% to $684,758 for the nine months ended September 30, 2016 from $702,408 for the nine months ended September 30, 2015.  The decrease in our costs and expenses was primarily due to a reduction in salary and marketing expense and partially offset by an increase in legal and professional fees.

Liquidity and Capital Resources:

Cash at September 30, 2016 was $76,764. Working capital deficit at September 30, 2016 was $1,958,261 as compared to working capital deficit at December 31, 2015 of $1,586,075.

At September 30, 2016, the Company had an accumulated deficit of $16,912,384.  We cannot be assured that we will generate revenues that will be self-sustaining. The Company may require the infusion of capital until operations become profitable. During the balance of 2016 and 2017, the Company may seek additional capital in the event it is unable to increase sales of the Voraxial Separator or continue to restrict expenses. If we fail to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection. Our chief executive officer has accrued the majority of his salary over the past several years and from time to time has advanced the company funds to satisfy operating expenses. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. The Company has funded working capital requirements and intends, if necessary, to fund current working capital requirements through third party financing, including the private placement of securities. We cannot provide any assurances that required capital will be obtained or that terms of such required capital may be acceptable to us.

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

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2016.  Based upon that evaluation and the identification of the material weakness in the Company's internal control over financial reporting as described below, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2016 based on the 2013 criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company's limited resources, lack of qualified accounting personnel and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

Enviro Voraxial Technology, Inc.

By:    /s/ John A. Di Bella
John A. Di Bella
Chief Executive Officer and
Principal Financial Officer

DATED:  November 14, 2016