Form 10-K
period 2016-12-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2017-04-14
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)          Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter ($0.03 per share). $203,223 on June 30, 2016.

There were 33,514,497 shares of common stock outstanding as of April 14, 2016.

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

The separation of contaminants from water is needed in virtually every industry, either in the manufacturing or production side of the business or in purifying the wastewater prior to discharge. Because of the advantages the Voraxial Separator offers the end user, we believe the Voraxial can be used in many different markets. This allows the Company to develop different marketing strategies for different industries such as oil spill, mining, and municipal wastewater. The Company has focused its sales and marketing activity in the oil & gas exploration and production market, which also includes produced water, the tar sands, frac water, oil refineries and production facilities, and other liquid/liquid or liquid/solid applications for both offshore and onshore operations.

On March 13, 2017, we entered into a Technology Purchase Agreement with Schlumberger Technology Corporation, a Texas corporation, Schlumberger Canada Limited, a Canadian entity, and Schlumberger B.V., an entity organized under the laws of the Netherlands (collectively, the "Purchasers").

Under the agreement, subject to conditions to closing, we intend to sell our intellectual property, substantially consisting of our Voraxial patents, marks, software and copyrights, to the Purchasers in consideration of up to four million dollars ($4,000,000), of which three million dollars ($3,000,000) is payable at closing and one million dollars ($1,000,000) payable upon the completion of both 1) the complete transfer of the intellectually property to Purchasers and 2) the provision by the Company of transition information, assets and services to Purchasers, which is estimated to be approximately 12 months from the closing date. In addition, following the closing we shall receive a worldwide, royalty-free license from the Purchasers, to make, use, sell, offer for sale, and import products and processes embodying the intellectual property outside the oil-and-gas market.  In addition, the Company and the Purchasers, upon the closing of the agreement, shall enter into a supply agreement for certain manufacturing rights.

The agreement contains representations, warranties and covenants of the parties customary for a transaction of this type. Each party's obligation to consummate the transaction is subject to customary closing conditions and the condition that all representations and warranties, including a representation that no material adverse change has occurred, are true and correct on the date of closing as if made on such date. The agreement is subject to customary termination provisions and, in addition, may be terminated by the Company or the Purchasers if specified closing conditions have not been fulfilled by May 30, 2017, unless the terminating party has failed to comply with or perform its covenants and obligations in the agreement at the time of such termination.

In addition to the proceeds from the sale of our intellectual property, our management believes that the agreement will provide for the potential increase of revenues through the sale of Voraxial Separators to the Purchasers while enabling us the opportunity to possibly leverage future increased sales in the oil and gas market to penetrate the sale and use of licensed Voraxial products to other industries, including, but not limited to mining, sewage and wastewater. We are also entering into the agreement because of the historical and current challenges we have experienced in introducing the Voraxial products to the oil and gas market.

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

Marketing

Management continues to implement a sales and marketing program that includes independent sales representatives, relationships with oil service companies, engineering firms and attending trade shows, to stimulate awareness of the Voraxial Separator. Due to the depressed oil prices, we decided not to attend trade shows in 2016. Management is developing relationships with oil service companies and representatives to promote the Voraxial to oil industry customers. The Company does not currently have plans to exhibit the Voraxial Separator at additional tradeshows in 2017.

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

PART II.

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Markets under the symbol "EVTN". The range of high and low bid quotations below are provided by the OTC Markets. On April 3, 2017, the closing price for our common stock was $0.04. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2015	$0.03	$0.02
June 30, 2015	$0.06	$0.02
September 30, 2015	$0.03	$0.02
December 31, 2015	$0.02	$0.01

March 31, 2016	$0.03	$0.02
June 30, 2016	$0.04	$0.03
September 30, 2016	$0.03	$0.03
December 31, 2016	$0.03	$0.02

Holders

As of December 31, 2016, there were approximately 800 holders of record of our common stock outstanding. Our transfer agent is Jersey Stock Transfer LLC., Post Office Box 606, Mount Freedom, New Jersey 07970-0606.

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

Year ended December 31, 2016 compared to year ended December 31, 2015

Revenue

We continued to focus our efforts and resources to the manufacturing, assembling, marketing and selling of the Voraxial Separator. Revenues for the year ended December 31, 2016 decreased by $529,284 to $562,059 or approximately 48% from $1,091,343 for the year ended December 31, 2015.We believe the decrease in revenues corresponds to fluctuations in orders and the negative market conditions of depressed oil prices in our key market, the oil and gas industry. The decreased oil prices from its recent peak of above $100 per barrel in 2014 to the lows of under $30 per barrel in early 2016 has created a difficult environment as companies within the oil industry that we consider potential customers have significantly reduced capital expenditures. Similar to other companies in the industry, we have decreased our marketing budget and limited our participation in conferences and tradeshows. We believe there is a market for our Voraxial Separator as the dissemination of data from previously installed Voraxials is creating an increase awareness and interest for the Voraxial from potential strategic companies. We continue to build relationships with oil services, wastewater, mining, sewage and oil exploration and production companies and their representatives; and we believe these relationships will increase revenues. The majority of revenues in 2016 and 2015 were a result of sales of the Voraxial Separator and auxiliary equipment and parts, and the remaining revenues were from lease orders and trials for customers interested in buying the Voraxial Separator. The decrease in revenues in 2016 was the result of fewer sales and leases. The drop in oil prices may delay certain projects and decrease revenue potential in the near term.

Cost of goods sold decreased to $45,474 for the year ended December 31, 2016 from $448,220 during the year ended December 31, 2015 or a decrease of $402,746 or approximately 90%. Substantially all of the decrease in cost of goods sold was directly related to our decrease in revenues.

Costs and expenses

Total costs and expenses increased by approximately 4% or $38,060 to $936,585 for the year ended December 31, 2016 as compared to $898,525 for the year ended December 31, 2015. The majority of the increase reflects legal, professional and investment banking fees associated with discussions, negotiations and due diligence with various companies interested in entering into strategic relationships and material transactions with our Company, including but not limited to the Technology Purchase Agreement.

General and administrative expenses

General and Administrative expenses decreased by 24% or $81,750 to $253,791 for the year ended December 31, 2016 from $335,541 for the year ended December 31, 2015.  We continue to reduce our expenditures as oil prices hit a multi-year low in January 2016. Our general and administrative expenses primarily consist of rent, travel, insurance and other general overhead expenses.

Professional Fees and Payroll Expenses

Professional fees increased by approximately 247% or $139,702 to $196,355 for the year ended December 31, 2016 from $56,653 for the year ended December 31, 2015. The increase was primarily due to expenses associated with the legal, professional and investment banking fees described above. Payroll expense decreased $19,892 or 4% to $486,439 for the year ended December 31, 2016 as compared to $506,331 for the year ended December 31, 2015. The decrease reflects the fluctuations in employee pay and a reduction in staff.

Liquidity and capital resources

At December 31, 2016, we had working capital deficiency of $2,099,833, cash of $40,973 and an accumulated deficit of $17,059,464. For the year ended December 31, 2016, we had a net loss of $535,793. Operating at a loss for the year negatively impacted our cash position. We believe that including our current cash resources and anticipated revenue to be generated by sales and/or leases of our Voraxial Separators, including the completion of the Technology Purchase Agreement, we will have sufficient resources to continue business operations for the next twelve months. To the extent that these resources are not sufficient to sustain current operating activities and we do not complete the Technology Purchase Agreement, we may need to seek additional capital, or adjust our operating plan accordingly.

On December 29, 2016, the Company entered into a termination, assignment, settlement and general release agreement with an inventor named on certain Company patents and party to a use agreement with the Company.  Under the release agreement the parties agreed to mutual releases and the inventor agreed to (1) terminate the use agreement and all rights to the patents and (2) assign any remaining rights to the patents to the Company (the "Termination, Release and Assignment").  In the event the Company fails to pay the inventor $45,000 on or before June 29, 2017, the inventor may void the Termination, Release and Assignment.

On January 16, 2017, the Company's chief executive officer advanced the Company $7,000 for working capital. The advance is repayable by the Company on demand.

On February 3, 2017, the Company received an advance of $150,000 from a third party investor pursuant to a $165,000 discounted promissory note.  The company shall pay interest to the noteholder on the principal face amount of $165,000 at a rate of 2.5% per month in the event the note is not repaid on or before May 31, 2017.  In addition, in consideration of the advance, the Company issued the third party 50,000 shares of the Company's common stock. Proceeds from the advance have been used to satisfy working capital requirements.

Continuing losses

We may be unable to continue as a going concern, given our limited operations and revenues and our significant losses to date. Consequently, our working capital may not be sufficient and our operating costs may exceed those experienced in our prior years. In light of these recent developments, we may be unable to continue as a going concern.

The Company has experienced net losses, has a working capital and stockholders' deficit. There is no assurance that the Company's developmental and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve significant revenues. If the Company is unable to successfully commercialize its Voraxial Separator, it is unlikely that the Company could continue its business. Therefore, substantial doubt exists about the ability of the Company to continue as a going concern. The Company may require the infusion of capital until operations become profitable. During 2017, the Company may seek additional capital in the event it is unable to increase sales of the Voraxial Separator or continue to restrict expenses.  If we fail to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

As disclosed above, on March 13, 2017, we entered into a Technology Purchase Agreement with Schlumberger Technology Corporation, a Texas corporation, Schlumberger Canada Limited, a Canadian entity, and Schlumberger B.V., an entity organized under the laws of the Netherlands.

Under the agreement, subject to conditions to closing, the Company shall sell its intellectual property, substantially consisting of its Voraxial patents, marks, software and copyrights, to the Purchasers in consideration of up to four million dollars ($4,000,000), of which three million dollars ($3,000,000) is payable at closing and one million dollars ($1,000,000) payable upon the completion of both 1) the complete transfer of the intellectually property to Purchasers and 2) the provision by the Company of transition information, assets and services to Purchasers, which is estimated to be approximately 12 months from the closing date. In addition, following the closing the Company shall receive a worldwide, royalty-free license from the Purchasers, to make, use, sell, offer for sale, and import products and processes embodying the intellectual property outside the oil-and-gas market.  In addition, the Company and the Purchasers, upon the closing of the agreement, shall enter into a supply agreement for certain manufacturing rights.

The agreement contains representations, warranties and covenants of the parties customary for a transaction of this type.  Each party's obligation to consummate the transaction is subject to customary closing conditions and the condition that all representations and warranties, including a representation that no material adverse change has occurred, are true and correct on the date of closing as if made on such date. The agreement is subject to customary termination provisions and, in addition, may be terminated by the Company or the Purchasers if specified closing conditions have not been fulfilled by May 30, 2017, unless the terminating party has failed to comply with or perform its covenants and obligations in the agreement at the time of such termination.

In addition to the proceeds from the sale of our intellectual property, in the event we complete the agreement we are retaining certain rights to manufacture the Voraxial within the oil and gas market for the Purchasers for a period of three years, which we believe will substantially increase our revenues from the oil and gas market. We are also obtaining royalty-free licenses to the Intellectual Property for all other industries outside of the oil and gas markets and we intend to pursue sales of the Voraxial products in other markets. We believe our potential success in the oil and gas market via this transaction may help us achieve greater revenues in other markets such as mining, sewage and wastewater.  Additionally, as we are retaining our manufacturing equipment, we believe we will continue to increase our revenues from machining projects from customers outside of the Voraxial market.  We are also entering into the agreement because of the historical and current challenges we have experienced in introducing the Voraxial products to the oil and gas market.  We have limited life remaining on our patents to penetrate the market and believe this is the best option to maximize shareholder value.  Further, in our efforts to introduce this technology to the market, we have incurred net losses for the past five fiscal years, expect to continue to incur losses and have insufficient cash flow from operations to continue without raising additional capital from investors.  It is our board's belief that we would need at least $3.0 million in funds to continue operations through the next two years to support sales efforts and to withstand the continued uncertainty in the oil industry. Our inability to obtain financing on reasonable terms to continue to fund operations makes it difficult to enter the oil and gas market.  In the absence of the proposed agreement or a substantial and sustained improvement in an unfavorable oil industry economy, it was unlikely that we would have adequate liquidity to continue as a going concern which, taking into account all of the foregoing, would be reasonably likely to result in the insolvency, bankruptcy, or voluntary or involuntary liquidation of our company.

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

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requi res management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC, did not, or are not believed by management, to have a material impact on the Company's present or future financial statements, except as follows:

In August 2015, FASB issued Accounting Standards Update ("ASU") No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

We have not yet generated significant revenues from the Voraxial Separator. The revenues and income potential of our business and the markets of our separation technology are unproven. We have incurred operating losses since our inception, and we will continue to incur net losses until we can produce sufficient revenues to cover our costs. At December 31, 2016, we had an accumulated deficit of $17,059,464 including a net loss of $535,793 for the year ended December 31, 2016. Even if we achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control. In addition, there are no assurances that we will complete the Technology Purchase Agreement and related transactions. In the event we complete such transactions, there are no assurances that we will be successful. These factors include the rate of market acceptance of our products, competitive efforts, and general economic trends. Due to these factors, we cannot anticipate with any degree of certainty what our revenues will be in future periods. You have limited historical financial data and operating results with which to evaluate our business and our prospects.

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

Revenues from two customers accounted for approximately 85% of total revenues during 2016 and revenues from four customers accounted for approximately 95% of total revenues during 2015. We do not have any contracts with these customers. If these customers fail to order additional products or we are unable to attract new customers, it could have an adverse effect on our financial condition and results of operations.

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

As of March 31, 2017, the Company has approximately 9,235,503 shares of authorized, but unissued Common Stock. In addition, the Company has reserved approximately 13,465,000 shares for outstanding options. Therefore the Company has limited shares of common stock which otherwise could be sold to meet future financing needs and does not have a sufficient number of shares reserved in the event of the exercise of all of the Company's outstanding options.

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

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2016. Based upon that evaluation and the identification of the material weakness in the Company's internal control over financial reporting as described below under "Management's Report on Internal Control over Financial Reporting," the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the 2013 criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company's limited resources and limited number of employees.

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

Name	Age	Position
John A. DiBella	45	Chief Executive Officer, Chief Financial Officer and Director
Raynard Veldman	56	Director

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

Raynard Veldman has served as a director of the Company since August 2014. He served as vice president for Magnablend, Inc., a custom chemical blending and manufacturing company from February 2012 to July 2014. From April 2001 through February 2012 he served as business and product manager for Weatherford, Inc. in their Engineered Chemistry Division. He has over 30 years of experience in the domestic and international oil and gas industry. Mr. Veldman has a M.S. in Chemical Engineering from the University of Houston and a B.S. in Chemical Engineering from the University of Texas. He has also periodically served as a consultant to the Company and other oil and gas and manufacturing companies since 2009.

Board of Directors and Committees

During the year ended December 31, 2016, our board of directors held 4 meetings.

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

Item 11. Executive compensation

The table below sets forth compensation for the past two years awarded to, earned by or paid to our chief executive officer and our two most highly compensated executive officers other than our chief executive officer who were serving as executive officers at December 31, 2016 and December 31, 2015 (the "Named Executives").

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
John A. DiBella	2015	$305,000(2)	--	--	0(4)	--	--	--	$349,224
President, Chief Executive Officer and Chief Financial Officer	2016	$305,000(3)	--	--	0	--	--	--	$305,000

(1)	The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules. These amounts represent awards that are paid in shares of common stock or options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the Named Executives.
(2)	$88,000 paid and remaining amount accrued.
(3)	$7,500 paid and remaining amount accrued.
(4)	Effective December 28, 2015, the Company reduced the exercise price of all of its issued and outstanding common stock purchase options from $0.05 per share to $0.01 per share.

Outstanding Equity Awards At December 31, 2016

Listed below is information with respect to unexercised options for each Named Executive as of December 31, 2016.

		Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares, Units Or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units Or Other Rights That Have Not Vested ($)

Name	Exercisable	Unexercisable
John A. DiBella	7,700,000	--	$0.01(1)	11/15/2023(1)	--	--	--	--

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

Employment agreements

Our executive officer does not currently have a written employment agreement with the Company. For the years ended December 31, 2016 and 2015, the Company incurred salary expenses from the Chief Executive Officer of the Company of $305,000. For the year ended December 31, 2016, $7,500 has been paid. The unpaid balance has been accrued and as of December 31, 2016 and 2015, the accrued salary is $1,464,761 and $1,173,270, respectively.  As of December 31, 2016 and 2015, the Company owes the estate of its former chief executive officer $158,898.

Director Compensation

Directors are not compensated by our Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

The table below sets forth information with respect to the beneficial ownership of our securities as of April 7, 2017 by: (1) each person known by us to be the beneficial owner of five percent or more of our outstanding securities, and (2) executive officers and directors, individually and as a group. Unless otherwise indicated, we believe that the beneficial owner has sole voting and investment power over such shares. As of April 7, 2017, we had 33,514,497 shares of common stock issued and outstanding. Unless otherwise noted below, the address for each shareholder is 821 NW 57th Place, Fort Lauderdale, Florida 33309.

Name and Address of	Number of Shares	Percentage of
Beneficial Owner	Beneficially Owned	Ownership
Adele DiBella	6,095,500(1)	16.3%
John A. DiBella	10,428,616(2)	25.3%
Raynard Veldman	2,750,000(3)	8.0%
All officers and directors as a group (2 persons)	13,178,616(2)(3)	31.3%

(1)	Includes 2,295,500 shares of common stock and 3,800,000 shares of common stock underlying options exercisable at $0.01 that expire November 15, 2023.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company has one independent director, Raynard Veldman. Mr. Veldman is considered "independent" as defined under Nasdaq Marketplace Rules.

For the years ended December 31, 2016 and 2015, the Company incurred salary expenses from the Chief Executive Officer of the Company of $305,000. For December 31, 2016, $7,000 has been paid for the year. The unpaid balance has been included in accrued expenses- related party. As of December 31, 2016 and 2015, the accrued salary is $1,464,761 and $1,173,270, respectively.

As of December 31, 2016, the Company owes the estate of its former Chief Executive Officer $158,898, which is also included in accrued expenses- related party. The estate is controlled by Adele DiBella, an affiliate shareholder of our company.

PART IV.

Item 14. Principal Accountant Fees and Services

Audit Fees: The aggregate fees, including expenses, billed by Liggett & Webb, P.A., our principal accountant in connection with the audit of our consolidated financial statements for the fiscal years ended December 31, 2016 and 2015 and for the review of our financial information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and 2015 was $29,521 and $26,958.

Audit Related Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the audit for the years ended December 31, 2016 and 2015 were $-0-.

Tax Fees: The aggregate fees, billed by our principal accountant for services reasonably related to tax services during the years ended December 31, 2016 and 2015 were $-0-.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant during years ended December 31, 2016 and 2015 was $-0-.

Item 15.  Exhibits and Financial Data Schedules

(a)	Exhibit No.	Description of Exhibit
	2	Plan of Merger (1)
	3(i)	Articles of Incorporation (1)
	3(ii)	Bylaws (1)
	4	Share Certificate (1)
	10.1	Promissory Note dated February 3, 2017
	14	Code of Ethics (2)
	21	Subsidiaries (1)
	31.1	Rule 13a-14(a)/15d-4(a) Certification of Principal Executive Officer
	31.2	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer
	32.1	Section 1350 Certification of Principal Executive Officer
	32.2	Section 1350 Certification of Principal Financial Officer
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed on Form 10-SB Registration Statement, as amended.
(2)	Previously filed on Form 10-KSB annual report for the year ended December 31, 2003.

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

April 14, 2017

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By: /s/ John A. DiBella
John A. DiBella, Director

April 14, 2017

By: /s/ Raynard Veldman
Raynard Veldman, Director

April 14, 2017

INDEX TO FINANCIAL STATEMENTS ENVIRO VORAXIAL TECHNOLOGY, INC. CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2016 AND 2015	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015	F-4

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY FOR THE
YEARS ENDED DECEMBER 31, 2016 AND 2015	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
2016 AND 2015	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 – F-14

LIGGETT & WEBB P.A.

CERTIFIED PUBLIC ACCOUNTANTS

432 Park Avenue South, 10th Floor
New York, NY 10016 / (212) 481-3490

1901 South Congress Avenue, Suite 110
Boynton Beach, FL 33426 / (561) 752-1721

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Enviro Voraxial Technology, Inc.

We have audited the accompanying consolidated balance sheets of Enviro Voraxial Technology, Inc. and subsidiary (the "Company") as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Enviro Voraxial Technology, Inc. and subsidiary as of December 31, 2016 and 2015 the results of its operations and its cash flows for each of the years then ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B to the financial statements, the Company has a net loss of $535,793 for the year ended December 31, 2016 and a working capital deficit of $2,099,833 and shareholders' deficiency of $2,078,790 as of December 31, 2016.  These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note B.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note L to the financial statements, the Company entered into a Technology Purchase Agreement on March 13, 2017 whereas the Company shall sell its intellectual property, substantially consisting of its Voraxial patents, marks, software and copyrights.

Liggett & Webb, P.A.

LIGGETT & WEBB P.A.
Certified Public Accountants

Boynton Beach, Florida
April 14, 2017

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
CURRENT ASSETS:
Cash and cash equivalents	$40,973	$73,713
Accounts receivable, net	1,452	94,277
Inventory, net	76,897	96,235
Total current assets	119,322	264,225
FIXED ASSETS, NET	11,017	33,052
OTHER ASSETS	10,026	10,026
Total Assets	$140,365	$307,303

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$480,057	$274,913
Accrued expenses – related party	1,643,408	1,326,159
Deposits	95,690	249,228
Total liabilities	2,219,155	1,850,300

COMMITMENTS AND CONTINGENCIES (See Note I)

SHAREHOLDERS' DEFICIENCY
Common stock, $.001 par value, 42,750,000 shares authorized; 33,464,497 and	33,465	33,465
33,464,497 shares issued and outstanding as of December 31, 2016 and December 31, 2015

Additional paid-in capital	14,947,209	14,947,209
Accumulated deficit	(17,059,464)	(16,523,671)
Total shareholders' deficiency	(2,078,790)	(1,542,997)
Total liabilities and shareholders' deficiency	$140,365	$307,303

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015
Revenues:
Sales	$496,088	$932,943
Rentals	65,971	158,400
Total revenue	562,059	1,091,343

Cost of goods sold	45,474	448,220

Gross profit	516,585	643,123
Costs and expenses:
General and administrative	253,791	335,541
Professional Fees	196,355	56,653
Payroll expenses	486,439	506,331
Total costs and expenses	936,585	898,525
Loss from operations	(420,000)	(255,402)

Other Expenses:
Loss on transfer of leased assets	(91,400)	--
Interest expense	(24,393)	(20,018)
Total other expense	(115,793)	(20,018)
Loss before provision for income taxes	(535,793)	(275,420)
Provision for Income taxes	--	--
Net Loss	$(535,793)	$(275,420)
Weighted average number of common shares
outstanding-basic and diluted	33,464,497	33,464,497
Loss per common share - basic and diluted	(0.02)	(0.01)

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance - December 31, 2014	33,464,497	33,465	14,946,214	(16,248,251)	(1,268,572)
Stock compensation expense	-	-	995	-	995
Net loss	-	-	-	(275,420)	(275,420)
Balance - December 31, 2015	33,464,497	$33,465	$14,947,209	$(16,523,671)	$(1,542,997)
Net loss	-	-	-	(535,793)	(535,793)
Balance - December 31, 2016	33,464,497	$33,465	$14,947,209	$(17,059,464)	$(2,078,790)

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(535,793)	$(275,420)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Inventory Impairment	(45,000	112,409
Provision for Doubtful Accounts	6,078	--
Depreciation	22,035	22,093
Stock-based compensation	--	995
Changes in assets and liabilities:
Accounts receivable	86,747	(69,378)
Inventories	64,338	211,466
Prepaid expenses	--	5,825
Accounts payable, accrued expenses and deposits	51,606	(348,020)
Accrued expenses – related party	317,249	230,827
Net cash used in operating activities	(32,740)	(109,203)
Cash Flows From Investing Activities:	-	-
Cash Flows From Financing Activities:	-	-
Net decrease in cash and cash equivalents	(32,740)	(109,203)
Cash and cash equivalents, beginning	73,713	182,916
Cash and cash equivalents, end of period	$40,973	$73,713
Supplemental Disclosure
Cash paid during the year for interest	$24,393	$20,018
Cash paid during the year for taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Enviro Voraxial Technology, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

NOTE B - GOING CONCERN

The Company has experienced recurring losses and a working capital and stockholders' deficit as of December 31, 2016. The Company has a net loss of $535,793 for the year ended December 31, 2016 and a working capital deficit of $2,099,833 and shareholders' deficiency of $2,078,790 as of December 31, 2016. There is a substantial doubt about the Company's ability to continue as a going concern. There is no assurance that the Company's sales and marketing efforts will be successful enough to achieve a level of revenue sufficient to provide cash inflows to sustain operations. The Company will continue to require the infusion of capital until operations become profitable. The Company may seek capital for growth and increasing sales of the Voraxial Separator. As a result of the above, there is substantial doubt about the entities ability to continue as a going concern and the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  If we fail to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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
Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. As of December 31, 2016 there was $95,690 of deposits from customers.

Enviro Voraxial Technology, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually three to twelve months.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The company maintains allowances for doubtful accounts for estimated losses. The company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is a doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer's historical payment history, and its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collections. At December 31, 2016 and 2015, the Company has $66,332 and $60,254 in the allowance for doubtful accounts, respectively.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at December 31, 2016 and 2015, approximate their fair value because of their relatively short-term nature.

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of December 31, 2016 and 2015.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of December 31, 2016 and 2015.

Level 3—inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of December 31, 2016 and 2015.

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

Enviro Voraxial Technology, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

Such equity instruments may have a dilutive effect in the future and include the following potential common shares:

	2016	2015
Stock options	13,465,000	13,465,000

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

Research and Development Expenses

Research and development costs, which includes travel expenses, consulting fees, subcontractors and salaries are expensed as incurred. There was $0 and $0 in research and development costs during December 31, 2016 and 2015, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses. There was $6,941 and $18,375 in advertising costs during December 31, 2016 and 2015, respectively.

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

Enviro Voraxial Technology, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company did not have any impairment of long-lived assets in December 31, 2016 and 2015.

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

In August 2015, FASB issued Accounting Standards Update ("ASU") No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

NOTE D- INVENTORY

Inventory as of December 31 consists of:
	2016	2015
Raw Materials, net	$64,847	$89,771
Work in Progress, net	--	6,464
Finished Goods, net	12,050	--
Total	$76,897	$96,235

Inventory amounts are presented net of impairment of $67,409 and $112,409 in 2016 and 2015, respectively.

Enviro Voraxial Technology, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

NOTE E - FIXED ASSETS

Fixed assets as of December 31 consists of:
	2016	2015
Machinery and equipment	$482,659	$482,659
Furniture and fixtures	14,498	14,498
Autos and Trucks	5,294	5,294
Total	502,451	502,451
Less: accumulated depreciation	(491,434)	(469,399)
Fixed Assets, net	$11,017	$33,052

Depreciation expense was $22,035 and $22,093 for the years ended December 31, 2016 and 2015 respectively.

NOTE F – ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Significant components of accounts payable and accrued expenses at December 31, consists of:

	2016	2015
Accounts payables and accrued expenses	$480,057	$274,913
Customer deposits	95,690	249,228
	$575,747	$524,141

NOTE G - RELATED PARTY TRANSACTIONS

For the years ended December 31, 2016 and 2015, the Company incurred salary expenses from the Chief Executive Officer of the Company of $305,000. For December 31, 2016, $7,500 has been paid for the year. The unpaid balance has been included in accrued expenses- related party. As of December 31, 2016 and 2015, the accrued salary is $1,464,761 and $1,173,270, respectively.

As of December 31, 2016 and 2015, the Company owes the estate of its former Chief Executive Officer $158,898, which is also included in accrued expenses- related party. During 2014, the Company repriced and extended the expiration date of stock options to November 15, 2023 and an exercise price of $.05 per share with a fair value of $44,224. During 2015, the Company repriced the exercise price of stock options to $.01 per share with a fair value of $0.

NOTE H - CAPITAL TRANSACTIONS

Options

In September 2014, the Company extended the exercisable life and reduced the exercise price of options issued to employees and consultants to purchase an aggregate of 13,465,000 shares of common stock issued since 2002. The options now expire in November 2023 and the exercise price is $0.05 per share. The Company calculated the fair value of the extended options by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 187%; risk-free interest rates of 0.08% - 2.04% and expected lives of 240 days to six years. The Company recorded a charge of $125,354 related to the option repricing during the year ended December 31, 2014.

In December 2015, the Company reduced the exercise price of options issued to employees and consultants to purchase an aggregate of 13,465,000 shares of common stock issued since 2002 to an exercise price of $0.01 per share. The Company calculated the fair value of the extended options by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 347%; risk-free interest rates of 2.09% and expected lives of eight years. The Company recorded a charge of $0 related to the option repricing for the year ended December 31, 2016.

We used the following assumptions for options granted during the year ended December 31, 2016:

Expected volatility:  347%
Expected lives:  8 Years
Risk-free interest rate:  2.09%
Expected dividend yield:  None

Enviro Voraxial Technology, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Information with respect to options outstanding and exercisable at December 31, 2016 and 2015 is as follows:

	Number	Range of Exercise	Number
	Outstanding	Price	Exercisable

Balance, December 31, 2015	13,465,000	$0.01	13,465,000
Issued	-	-	-
Expired	-	-	-
Balance, December 31, 2016	13,465,000	$0.01	13,465,000

Number Outstanding December 31, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2016	Weighted Average Exercise Price
13,465,000	7	0.01	13,465,000	$0.01
13,465,000	-	-	13,465,000

The following table summarizes information about the stock options outstanding at December 31, 2015:
Exercise Price	Number Outstanding at December 31, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2015	Weighted Average Exercise Price
$0.01	13,465,000	8	0.01	13,465,000	$0.01
	13,465,000	-	-	13,465,000

NOTE I - COMMITMENTS AND CONTINGENCIES

Termination of Use Agreement

On December 29, 2016, the Company entered into a termination, assignment, settlement and general release agreement with an inventor named on certain Company patents and party to a use agreement with the Company.  Under the release agreement the parties agreed to mutual releases and the inventor agreed to (1) terminate the use agreement and all rights to the patents and (2) assign any remaining rights to the patents to the Company (the "Termination, Release and Assignment").  In the event the Company fails to pay the inventor $45,000 on or before June 29, 2017, the inventor may void the Termination, Release and Assignment.

Litigation

On or about November 17, 2011, a claim was filed in the Broward County Circuit Court in Fort Lauderdale, Florida against the company by Raw Energy Tech, LLC. The plaintiff alleges oral contract between the parties for the alleged design, fabrication and construction of a prototype power pack. Amount of damages sought are approximately $58,000. We have moved to dismiss the complaint and intend to vigorously defend this action as we believe this claim is without merit. There has been no progress in resolving this claim. We have accrued an amount in the financial statements to cover our legal expenses as of December 31, 2016 and 2015.

Operating Lease

In October 2015, the Company entered into a three (3) year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. The lease is $6,100 per month, which includes common area maintenance, taxes and insurance. The Company has the option to terminate the lease with three months' notice.

Enviro Voraxial Technology, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Future minimum lease payments for operating leases at December 31, 2016 are as follows:

2017	73,200
2018	61,000
Total	$134,200

NOTE J – MAJOR CUSTOMERS

For the year ended December 31, 2016, two customers accounted for approximately 85% of revenues. For the year ended December 31, 2015, four customers accounted for approximately 94% of revenues.

Major customer concentrations as of and for the year ended December 31, 2016 are as follows:

	Sales		Accounts
Customer	Amount	Percent	Receivable	Percent
A	360,000	64%	−	−
B	115,985	21%	−	−

Major customer concentrations as of and for the year ended December 31, 2015 are as follows:

	Sales		Accounts
Customer	Amount	Percent	Receivable	Percent
A	$422,800	39%	−	−
B	$294,000	27%	−	−
C	$147,875	13%	−	−
D	$158,400	15%	$88,200	94%

NOTE K – INCOME TAX

At December 31, 2016 and 2015 we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an approximate expected rate of 38%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has been established at December 31, 2016 and 2015.

The significant components of the deferred tax asset at December 31, 2016 and 2015 were as follows:

		December 31,
	2016		2015
Current Deferred benefit:	$203,601		$293,576
Valuation allowance	(203,601)		(293,576)
(Benefit) provision for income taxes, net	$-		$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2016	2015
Combined statutory income tax rate	38%	38%
Valuation allowance	(38%)	(38%)
Effective tax rate	-	-

Enviro Voraxial Technology, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The effects of temporary differences that gave rise to deferred tax assets are as follows:

	December 31,
	2016	2015
Net operating loss carry-forward	$4,788,959	$4,585,358
Valuation allowance	(4,788,959)	(4,585,358)
Deferred income tax asset	$-	$-

The Company has made a 100% valuation allowance of the deferred income tax asset at December 31, 2016, as it is not expected that the deferred tax assets will be realized. The Company has a net operating loss carryforward of $12,678,304 available to offset future taxable income through 2036.

The Company's federal income tax returns for the three years ended December 31, 2016 remains subject to examination by the Internal Revenue Services as of December 31, 2016.

NOTE L – SUBSEQUENT EVENTS

On February 3, 2017, the Company received an advance of $150,000 from a third party investor pursuant to a $165,000 discounted promissory note.  The Company shall pay interest to the noteholder on the principal balance of $165,000 at a rate of 2.5% per month in the event the note is not repaid on or before May 31, 2017.  In addition, in consideration of the advance, the Company issued the third party 50,000 shares of the Company's restricted common stock. Proceeds from the advance have been used to satisfy working capital requirements.

On March 13, 2017, we entered into a Technology Purchase Agreement with Schlumberger Technology Corporation, a Texas corporation, Schlumberger Canada Limited, a Canadian entity, and Schlumberger B.V., an entity organized under the laws of the Netherlands (collectively, the "Purchasers"). Under the agreement, subject to conditions to closing, the Company shall sell its intellectual property, substantially consisting of its Voraxial patents, marks, software and copyrights, to the Purchasers in consideration of up to four million dollars ($4,000,000), of which three million dollars ($3,000,000) is payable at closing and one million dollars ($1,000,000) payable upon the completion of both 1) the complete transfer of the intellectually property to Purchasers and 2) the provision by the Company of transition information, assets and services to Purchasers, which is estimated to be approximately 12 months from the closing date. In addition, following the closing the Company shall receive a worldwide, royalty-free license from the Purchasers, to make, use, sell, offer for sale, and import products and processes embodying the intellectual property outside the oil-and-gas market.  In addition, the Company and the Purchasers, upon the closing of the agreement, shall enter into a supply agreement for certain manufacturing rights. The agreement contains representations, warranties and covenants of the parties customary for a transaction of this type.  Each party's obligation to consummate the transaction is subject to customary closing conditions and the condition that all representations and warranties, including a representation that no material adverse change has occurred, are true and correct on the date of closing as if made on such date. The agreement is subject to customary termination provisions and, in addition, may be terminated by the Company or the Purchasers if specified closing conditions have not been fulfilled by May 30, 2017, unless the terminating party has failed to comply with or perform its covenants and obligations in the agreement at the time of such termination.