Form 10-Q
period 2017-03-31
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2017-05-22
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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
(954) 958-9968
(Issuer's telephone number)
______________________________________________________
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
Large accelerated filer ☐                                                                               Accelerated filer  ☐
Non-accelerated filer  ☐  (Do not check if a smaller reporting company)        Smaller reporting company ☒       Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 7(a)(2)(B) of the Securities Act:   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 19, 2017, we had 33,514,497 shares of our Common Stock outstanding.

PART I.	CONSOLIDATED FINANCIAL INFORMATION
Item 1.	Financial Statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017 (unaudited)	December 31, 2016
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$93,646	$40,973
Accounts receivable, net	24,359	1,452
Inventory, net	76,897	76,897

Total current assets	194,902	119,322

FIXED ASSETS, NET	5,508	11,017

OTHER ASSETS	10,026	10,026

Total assets	$210,436	$140,365

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$508,110	$480,057
Notes payable, net of discount	157,179	--
Accrued Expenses – related party	1,728,833	1,643,408
Deposits	32,090	95,690

Total liabilities	2,426,212	2,219,155

COMMITMENTS AND CONTINGENCIES (See Note G)	-	-

SHAREHOLDERS' DEFICIT :
Common stock, $.001 par value, 42,750,000 shares authorized; 33,514,497 and 33,464,497 shares issued and outstanding as of March 31, 2017 and December 31, 2016	33,515	33,465
Additional paid-in capital	14,948,159	14,947,209

Accumulated deficit	(17,197,450)	(17,059,464)

Total shareholders' deficit	(2,215,776)	(2,078,790)

Total liabilities and shareholders' deficit	$210,436	$140,365

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenues:
Sales	$91,351	$53,938
Total Revenues	91,351	53,938

Cost of goods sold	24,159	-

Gross profit	67,192	53,938

Costs and expenses:
General and administrative	60,690	53,779
Professional fees	12,332	20,427
Payroll expense	117,111	120,617

Total costs and expenses	190,133	194,823

Loss from operations	(122,941)	(140,885)

Other expenses:
Interest expense	(15,045)	(5,000)

Total other expense	(15,045)	(5,000)

Net (Loss) before provisions for income taxes	(137,986)	(145,885)
Provisions for income taxes	-	-
NET (LOSS)	$(137,986)	$(145,885)

Weighted average number of common shares outstanding - basic and diluted	33,495,608	33,464,497
(loss) per common share - basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2016	33,464,497	$33,465	$14,947,209	$(17,059,464)	$(2,078,790)
Issuance of common stock for interest	50,000	50	950	--	1,000
Net loss				(137,986)	(137,986)

Balance - March 31, 2017	33,514,497	$33,515	$14,948,159	$(17,197,450)	$(2,215,776)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months Ended March 31,
	2017	2016

Cash Flows From Operating Activities:
Net loss	$(137,986)	$(145,885)
Adjustments to reconcile net loss to net
cash provided by(used in) operating activities:
Depreciation	5,509	5,509
Issuance of Common Stock for interest	1,000	--
Amortization of debt discount	7,179	--
Changes in assets and liabilities:
Accounts receivable	(22,907)	(15,300)
Inventory	-	(4,499)
Accounts payable and accrued expenses and deposits	42,878	219,612

Net cash provided by (used in) operating activities	(104,327)	59,437

Cash Flows From Investing Activities:	--	--

Cash Flows From Financing Activities:	--	--
Advances from related party	7,000	--
Note payable	150,000	--
Net cash provided by financing activities	157,000	--
Net increase in cash and cash equivalents	52,673	59,437

Cash and cash equivalents, beginning of period	40,973	73,713

Cash and cash equivalents, end of period	$93,646	$133,150

Supplemental Disclosures

Cash paid during the period for interest	$7,867	$5,000
Cash paid during the period for taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 (UNAUDITED)

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

NOTE B - GOING CONCERN

The Company has experienced recurring net losses and a working capital deficiency as of March 31, 2017. There is no assurance that the Company's sales and marketing efforts will be successful enough to achieve a level of revenue sufficient to provide cash inflows to sustain operations; however, the Company continues to experience customer interest and forecast revenues to increase in 2017. While the Company anticipates increase in sales of the Voraxial Separator during 2017, the Company may continue to require the infusion of capital until operations become profitable. As a result of the above, there is a substantial doubt about our ability to continue as a going concern and the accompanying condensed unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  We believe that including our current cash resources and anticipated revenue to be generated by sales and/or leases of our Voraxial Separators, including the completion of the Technology Purchase Agreement, we will have sufficient resources to continue business operations for the next twelve months. To the extent that these resources are not sufficient to sustain current operating activities and we do not complete the Technology Purchase Agreement, we may need to seek additional capital, or adjust our operating plan accordingly. If we fail to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the company's annual financial statements, notes and accounting policies included in the company's annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. In the opinion of management, all adjustments, which are necessary to provide a fair presentation of financial position as of March 31, 2017,

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 (UNAUDITED)

and the related operating results and cash flows for the interim period presented, have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

PRINCIPLES OF CONSOLIDATION

The unaudited condensed consolidated financial statements include the accounts of the parent company, Enviro Voraxial Technology, Inc., and its wholly-owned subsidiary, Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. As of March 31, 2017 and December 31, 2016, there was $32,090 and $95,690, respectively, of deposits from customers.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually one to twelve months.

FAIR VALUE OF INSTRUMENTS

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at March 31, 2017 and December 31, 2016, approximate their fair value because of their relatively short-term nature.

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
MARCH 31, 2017 (UNAUDITED)

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
Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of March 31, 2017 and December 31, 2016.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of March 31, 2017 and December 31, 2016.

Level 3—inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of March 31, 2017 and December 31, 2016.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate ("FDIC") limits.  As of March 31, 2017 and December 31, 2016, balances did not exceed the FDIC limits.

INVENTORY

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Raw materials	$64,847	$64,847
Work in process	--	--
Finished goods	12,050	12,050
Total	$76,897	$76,897

FIXED ASSETS

Fixed assets are stated at cost less accumulated depreciation. The cost of maintenance and repairs is expensed to operations as incurred. Depreciation is computed by the straight-line method over the estimated economic useful life of the assets (5-10 years). Gains and losses recognized from the sales or

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 (UNAUDITED)

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

Since the Company reflected a net loss for the three months ended March 31, 2017 and 2016, the effect of 13,465,000 and 13,465,000 options, respectively, is anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

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
MARCH 31, 2017 (UNAUDITED)

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

NOTE D - RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2017, the Company incurred salary expenses from the Chief Executive Officer of the Company of $76,250. Of these amounts, $0 has been paid for the three months ended March 31, 2017. The total unpaid balance as of March 31, 2017 is $1,541,011 and is included in accrued expenses – related party.  For the three months ended March 31, 2016, the Company incurred salary expenses from the Chief Executive Officer of the Company of $76,250. Of these amounts, $7,500 had been paid for the three months ended March 31, 2016. The total unpaid balance as of March 31, 2016 is $1,242,020 and is included in accrued expenses – related party.

During the three months ended March 31, 2017, the CEO advanced $7,000 to the company for working capital. This advance is non-interest bearing and due on demand.

During the year ending December 31, 2016 the Company's CEO paid certain Company business expenses for the Company in the aggregate amount of $20,748.58 and during the three months ending March 31, 2017 the Company's CEO paid Company business expenses in the amount of $2,175.15.  These amounts are non interest bearing and payable on demand.

NOTE E – NOTE PAYABLE

On February 3, 2017, the Company received an advance of $150,000 from a third party investor pursuant to a $165,000 discounted promissory note.  The company shall pay interest to the noteholder on the principal face amount of $165,000 at a rate of 2.5% per month in the event the note is not repaid on or before May 31, 2017.  As additional consideration for the advance, the Company issued the third party 50,000 shares of the Company's common stock.  See Note F.

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 (UNAUDITED)

NOTE F -- CAPITAL TRANSACTIONS

As disclosed under Note E, on February 3, 2017, the Company received an advance of $150,000 from a third party investor pursuant to a $165,000 discounted promissory note.  As additional consideration for the advance, the Company issued the third party 50,000 shares of the Company's common stock.  The shares were recorded at their fair value on the date of issuance.

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

Information with respect to options outstanding and exercisable at March 31, 2017 is as follows:

	Number Outstanding	Exercise Price	Number Exercisable
Balance, December 31, 2016	13,465,000	$0.01	13,465,000
Issued	-	-	-
Expired	-	-	-
Forfeited	-	-	-
Balance, March 31, 2017	13,465,000	$0.01	13,465,000

Exercise Price	Number Outstanding at March 31, 2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2017	Weighted Average Exercise Price
0.01	13,465,000	7.5	0.01	13,465,000	0.01
Total	13,465,000	-	-	13,465,000	-

ENVIRO VORAXIAL TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 (UNAUDITED)

The following table summarizes information about the stock options outstanding at December 31, 2016:

Exercise Price	Number Outstanding December 31, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2016	Weighted Average Exercise Price
$0.01	13,465,000	8.0	0.01	13,465,000	$0.01
Total	13,465,000	-	-	13,465,000

NOTE G – COMMITMENTS AND CONTINGENCIES

Operating Lease

In October 2015, the Company entered into a three (3) year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. The lease is $6,100 per month, which includes common area maintenance, taxes and insurance. The Company has the option to terminate the lease with three months' notice.

LITIGATION

On or about November 17, 2011, a claim was filed in the Broward County Circuit Court in Fort Lauderdale, Florida against the company by Raw Energy Tech, LLC. The plaintiff alleges breach of an oral contract between the parties for the alleged design, fabrication and construction of a prototype power pack. Amount of damages sought are approximately $58,000. We have moved to dismiss the complaint and intend to vigorously defend this action as we believe this claim is without merit. We have accrued an amount in the financial statements to cover our legal expenses as of March 31, 2017.

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

NOTE H – MAJOR CUSTOMERS

During the three months ended March 31, 2017, we recorded 87% of our revenue from one customer.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company's consolidated condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Certain accounting policies have a significant impact on amounts reported in the financial statements.  A summary of these significant accounting policies can be found in Note C to the Company's financial statements in the Company's 2015 Annual Report on Form 10-K.  The Company has not adopted any significant new policies during the quarter ended March 31, 2017.

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

Under the agreement, subject to conditions to closing, we intend to sell our intellectual property, substantially consisting of our Voraxial patents, marks, software and copyrights, to the Purchasers in consideration of up to $4,000,000, of which $3,000,000 is payable at closing and $1,000,000 payable upon the completion of both 1) the complete transfer of the intellectually property to Purchasers and 2) the provision by the Company of transition information, assets and services to Purchasers, which is estimated to be approximately 12 months from the closing date. In addition, following the closing we shall receive a worldwide, royalty-free license from the Purchasers, to make, use, sell, offer for sale, and import products and processes embodying the intellectual property outside the oil-and-gas market.  In addition, the Company and the Purchasers, upon the closing of the agreement, shall enter into a supply agreement for certain manufacturing rights.

The agreement contains representations, warranties and covenants of the parties customary for a transaction of this type. Each party's obligation to consummate the transaction is subject to customary closing conditions and the condition that all representations and warranties, including a representation that no material adverse change has occurred, are true and correct on the date of closing as if made on such date. We anticipate completing the transaction on or about June 1, 2017, following a special meeting of our shareholders to be held on May 31, 2017, subject to our shareholders approving the Technology Purchase Agreement and satisfying other conditions to closing. The agreement is subject to customary termination provisions and, in addition, may be terminated by the Company or the Purchasers if specified closing conditions have not been fulfilled by May 30, 2017, unless the terminating party has failed to comply with or perform its covenants and obligations in the agreement at the time of such termination.

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

Results of Operations for the Three Months ended March 31, 2017 and 2016:

REVENUE

Our revenues increased by $37,413 or approximately 69% to $91,351 for the three months ended March 31, 2017 as compared to $53,938 for the three months ended March 31, 2016.  The Company believes the nominal revenues for each period reflects the continued weakness in the oil and gas market conditions.The decreased oil prices from its recent peak of above $100 per barrel in 2014 to the lows of under $30 per barrel in early 2016 has created a difficult environment as companies within the oil industry that we consider potential customers have significantly reduced capital expenditures. Similar to other companies in the industry, we have decreased our marketing budget and limited our participation in conferences and tradeshows. We believe there is a market for our Voraxial Separator as the dissemination of data from previously installed Voraxials is creating an increase awareness and interest for the Voraxial from potential strategic companies. We continue to build relationships with oil services companies, representatives and oil exploration and production companies and believe these relationships will increase revenues. The majority of revenues in 2017 and 2016 were a result of sales of the Voraxial Separator and auxiliary equipment and parts, and the remaining revenues were from lease orders and trials for customers interested in buying the Voraxial Separator. The drop in oil prices may delay certain projects and decrease revenue potential in the near term.

COST OF GOODS

Our cost of goods increased by 100% to $24,159 for the three months ended March 31, 2017 as compared to $0 for the three months ended March 31, 2016. This increase is due to the models sold during the three month period ended March 31, 2017 as compared to the different models shipped and the difference in sold and lease projects during the three months ended March 31, 2016. Our cost of goods continues to be reviewed by management in an effort to obtain the best available pricing while maintaining high quality standards.

COSTS AND EXPENSES

Total costs and expenses decreased by $4,690 or approximately 2% from $194, 823 to $190,133 for the three months ended March 31, 2016 to $190,133 for the three months ended March 31, 2017.  The decrease was due to decreased in professional fees of $8,095 and decrease in payroll expense of $3,506 for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.  These decreases are primarily due to a reduction in salary and marketing expense which are reflective of our continued limited sales.  The decrease was partially offset by an increase in general and administrative expenses of $6,911 for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, as we incurred additional G&A expenses in connection with the proposed Technology Purchase Agreement and related transactions.  We expect expenses to increase during the three months ended June 30, 2017 in the event we complete the Technology Purchase Agreement.

Liquidity and Capital Resources:

Cash at March 31, 2017 was $93,646. Working capital deficit at March 31, 2017 was $2,231,310 as compared to working capital deficit at December 31, 2016 of $2,099,833. At March 31, 2017, we had an accumulated deficit of $17,197,450.

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

On December 29, 2016, we entered into a termination, assignment, settlement and general release agreement with an inventor named on certain Company patents and party to a use agreement with the Company.  Under the release agreement the parties agreed to mutual releases and the inventor agreed to (1) terminate the use agreement and all rights to the patents and (2) assign any remaining rights to the patents to the Company (the "Termination, Release and Assignment").  In the event the Company fails to pay the inventor $45,000 on or before June 29, 2017, the inventor may void the Termination, Release and Assignment.

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

Under the agreement, subject to conditions to closing, the Company shall sell its intellectual property, substantially consisting of its Voraxial patents, marks, software and copyrights, to the Purchasers in consideration of up to $4,000,000, of which $3,000,000 is payable at closing and $1,000,000 payable upon the completion of both 1) the complete transfer of the intellectually property to Purchasers and 2) the provision by the Company of transition information, assets and services to Purchasers, which is estimated to be approximately 12 months from the closing date. In addition, following the closing the Company shall receive a worldwide, royalty-free license from the Purchasers, to make, use, sell, offer for sale, and import products and processes embodying the intellectual property outside the oil-and-gas market.  In addition, the Company and the Purchasers, upon the closing of the agreement, shall enter into a supply agreement for certain manufacturing rights.

In addition to the proceeds from the sale of our intellectual property, in the event we complete the agreement we are retaining certain rights to manufacture the Voraxial within the oil and gas market for the Buyer for a period of three years, which we believe will substantially increase our revenues from the oil and gas market. We are also obtaining royalty-free licenses to the Intellectual Property for all other industries outside of the oil and gas markets and we intend to pursue sales of the Voraxial products in other markets. We believe our potential success in the oil and gas market via this transaction may help us achieve greater revenues in other markets such as mining, sewage and wastewater.  Additionally, as we are retaining our manufacturing equipment, we believe we will continue to increase our revenues from machining projects from customers outside of the Voraxial market.  We are also entering into the agreement because of the historical and current challenges we have experienced in introducing the Voraxial products to the oil and gas market.  We have limited life remaining on our patents to penetrate the market and believe this is the best option to maximize shareholder value.  Further, in our efforts to introduce this technology to the market, we have incurred net losses for the past five fiscal years, expect to continue to incur losses and have insufficient cash flow from operations to continue without raising additional capital from investors.  It is our board's belief that we would need at least $3.0 million in funds to continue operations through the next two years to support sales efforts and to withstand the continued uncertainty in the oil industry. Our inability to obtain financing on reasonable terms to continue to fund operations makes it difficult to enter the oil and gas market.  In the absence of the proposed agreement or a substantial and sustained improvement in an unfavorable oil industry economy, it was unlikely that we would have adequate liquidity to continue as a going concern which, taking into account all of the foregoing, would be reasonably likely to result in the insolvency, bankruptcy, or voluntary or involuntary liquidation of our company.

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

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2017.  Based upon that evaluation and the identification of the material weakness in the Company's internal control over financial reporting as described below under "Management's Report on Internal Control over Financial Reporting," the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2017 based on the 2013 criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company's limited resources, lack of qualified accounting personnel and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

During the period covered by this report the Company issued the following unregistered equity securities:

On February 3, 2017, the Company received an advance of $150,000 from a third party investor pursuant to a $165,000 discounted promissory note.  The company shall pay interest to the noteholder on the principal face amount of $165,000 at a rate of 2.5% per month in the event the note is not repaid on or before May 31, 2017.  As additional consideration for the advance, the Company issued the third party 50,000 shares of the Company's common stock. Proceeds from the advance have been used to satisfy working capital requirements. The certificate representing the shares of common stock contains a legend restricting its transferability absent registration or applicable exemption. The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act  of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K

10.1	Promissory Note dated February 3, 2017 (previously filed as exhibit to Form 10-K Annual Report for the year ended December 31, 2016)
10.2	Technology Purchase Agreement dated March 13, 2017 (previously filed as Exhibit 10.1 to Form 8-K Current Report Filed on March 15, 2017)
31.1	Form 302 Certification of Chief Executive Officer
31.2	Form 302 Certification of Principal Financial Officer
32.1	Form 906 Certification of Chief Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Attached as Exhibit 101 to this report are the following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

Enviro Voraxial Technology, Inc.

By:  /s/ John A. Di Bella
John A. Di Bella
Chief Executive Officer and
Principal Financial Officer

DATED:  May 19, 2017