Form 10-Q
period 2017-06-30
ENVIRO VORAXIAL TECHNOLOGY INC
filed 2017-08-17
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

(954) 958-9968
(Issuer's telephone number)

__________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 9, 2017, we had 33,534,497 shares of our Common Stock outstanding.

1

PART I.	CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017 (unaudited)	December 31, 2016
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,290,816	$40,973
Prepaid expenses	9,929	—
Accounts receivable, net	46,298	1,452
Inventory, net	73,318	76,897

Total current assets	2,420,361	119,322

FIXED ASSETS, NET	33	11,017

OTHER ASSETS	10,026	10,026

Total assets	$2,430,420	$140,365

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$270,152	$480,057
Accrued Expenses – related party	1,630,516	1,643,408
Deposits	32,090	95,690

Total liabilities	1,932,758	2,219,155

COMMITMENTS AND CONTINGENCIES (See Note G)	—	—

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 42,750,000 shares authorized; 33,534,497 and 33,464,497 shares issued and outstanding as of June 30, 2017 and December 31, 2016	33,535	33,465
Additional paid-in capital	14,949,139	14,947,209

Accumulated deficit	(14,485,012)	(17,059,464)

Total shareholders' equity (deficit)	497,662	(2,078,790)

Total liabilities and shareholders' equity (deficit)	$2,430,420	$140,365

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues, net	$29,061	$9,552	$120,412	$63,490

Cost of goods sold	18,404	11,323	42,563	11,323

Gross profit	10,657	(1,771)	77,849	52,167

Costs and expenses:
General and administrative	63,356	91,267	124,046	179,113
Professional Fees	21,637	—	33,969	—
Payroll expenses	114,924	107,524	232,035	214,501

Total costs and expenses	199,917	198,791	390,050	393,614

Loss from operations	(189,260)	(200,562)	(312,201)	(341,447)

Other income (expenses):
Sale – intellectual property	2,920,000	—	2,920,000	—
Loss on transfer of leased assets	—	(91,400)	—	(91,400)
Interest expense	(18,302)	(4,420)	(33,347)	(9,420)

Total other income (expense)	2,901,698	(95,820)	2,886,653	(100,820)

Net income (loss) before provisions for income taxes	2,712,438	(296,382)	2,574,452	(442,267)
Provisions for income taxes	—	—	—	—
NET INCOME (LOSS)	$2,712,438	$(296,382)	$2,574,452	$(442,267)

Net Income (loss) per share Basic	$0.08	$(0.01)	$0.08	$(0.01)
Diluted	$0.06	$(0.01)	$0.06	$(0.01)
Weighted average number of shares outstanding Basic	35,522,849	33,464,497	33,509,304	33,464,497
Diluted	44,294,849	33,464,497	43,608,054	33,464,497

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2016	33,464,497	$33,465	$14,947,209	$(17,059,464)	$(2,078,790)
Issuance of common stock for interest	70,000	70	1,930	—	2,000
Net Income	—	—	—	2,574,452	2,574,452

Balance - June 30, 2017	33,534,497	$33,535	$14,949,139	$(14,485,012)	$497,662

ENVIRO VORAXIAL TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016

Cash Flows From Operating Activities:
Net income (loss)	$2,574,452	$(442,267)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation	10,984	11,018
Issuance of Common Stock for interest	2,000	—
Amortization of debt discount	—	—
Changes in assets and liabilities:
Accounts receivable	(44,846)	88,287
Inventory	3,579	45,398
Prepaid expenses	(9,929)	—
Accounts payable and accrued expenses and deposits	(304,652)	335,591

Net cash provided by operating activities	2,231,588	38,027

Cash Flows From Investing Activities:	—	—

Cash Flows From Financing Activities:
Advances from related party	46,354	—
Repayments to related party	(28,099)	—
Repayments of notes payable	(220,000)	—
Note payable issuances	220,000	—
Net cash provided by financing activities	18,255	—
Net increase in cash and cash equivalents	2,249,843	38,027

Cash and cash equivalents, beginning of period	40,973	73,713

Cash and cash equivalents, end of period	$2,290,816	$111,740

Supplemental Disclosures
Cash paid during the period for interest	$33,347	$9,420
Cash paid during the period for taxes	$—	$—
Supplemental Disclosures of non-cash investing & financing activities:
Stock issued with notes payable	$2,000	$—

ENVIRO VORAXIAL TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED)

NOTE A - ORGANIZATION AND OPERATIONS

Organization

Enviro Voraxial Technology, Inc., an Idaho corporation (the “Company”), is a provider of environmental and industrial separation technology. The Company developed, and now manufactures and sells the Voraxial® Separator, a patented technology that efficiently separates liquid/liquid, liquid/solid or liquid/liquid/solid fluid streams with distinct specific gravities. The technology was patented by the Company and sold to Schlumberger Technology Corporation, a Texas corporation, Schlumberger Canada Limited, a Canadian entity, and Schlumberger B.V., an entity organized under the laws of the Netherlands (collectively, “Schlumberger”) on June 8, 2017. Current and potential commercial applications and markets include oil exploration and production, oil refineries, oil spill, mining, sewage, manufacturing, waste-to-energy and food processing industry.

Florida Precision Aerospace, Inc., a Florida corporation (“FPA”), is the wholly-owned subsidiary of the Company and is used to manufacture, assemble and test the Voraxial Separator.

NOTE B - LIQUIDITY

While the Company has historically experienced recurring net losses, on June 8, 2017, the Company completed a Technology Purchase Agreement with Schlumberger for the sale of the Company’s intellectual property in consideration of up to $4,000,000, of which $3,000,000 was paid at closing and $1,000,000 is payable upon the completion of both: (i) the complete transfer of the intellectually property to Schlumberger; and (ii) the provision to transfer information, assets and services to Schlumberger, which is estimated to be approximately 12 months from the closing date. In addition, at closing FPA entered into a Framework Agreement (the “Supply Agreement”) with Cameron Solutions, Inc. (“Cameron Solutions”), a Houston, Texas-based company engaged in the development, manufacture and sale of equipment used in the oil and gas industry. Under the terms of the three-year Supply Agreement, FPA is the exclusive supplier to Cameron Solutions of certain Voraxial series products for use in the oil and gas industry. Pursuant to the Technology Purchase Agreement, Schlumberger also granted us a non-exclusive, worldwide, royalty-free licenses (the “Grant Back Licenses”) for the sale of Voraxial products outside the oil and gas industry. Our management believes that the Grant Back License will provide us the opportunity to possibly leverage future Schlumberger sales in the oil and gas market to penetrate the sale and use of licensed Voraxial products to other industries, including, but not limited to mining, sewage and wastewater. We believe that including our current cash resources and anticipated revenue to be generated under the Grant Back Licenses and Supply Agreement, we will have sufficient resources to continue business operations in excess of 12 months.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the company’s annual financial statements, notes and accounting policies included in the company’s annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. In the opinion of management, all

ENVIRO VORAXIAL TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED)

adjustments, which are necessary to provide a fair presentation of financial position as of June 30, 2017, and the related operating results and cash flows for the interim period presented, have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. As of June 30, 2017 and December 31, 2016, there was $32,090 and $95,690, respectively, of deposits from customers.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually one to twelve months.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at June 30, 2017 and December 31, 2016, approximate their fair value because of their relatively short-term nature.

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

JUNE 30, 2017 (UNAUDITED)

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of June 30, 2017 and December 31, 2016.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of June 30, 2017 and December 31, 2016.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of June 30, 2017 and December 31, 2016.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate (“FDIC”) limits. As of June 30, 2017 the Company has a cash concentration of $2,072,652 in excess of FDIC limits.

Inventory

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Raw materials	$64,847	$64,847
Work in process	—	—
Finished goods	8,471	12,050
Total	$73,318	$76,897

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. The cost of maintenance and repairs is expensed to operations as incurred. Depreciation is computed by the straight-line method over the

ENVIRO VORAXIAL TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED)

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

Since the Company reflected a net loss for the six months ended June 30, 2017 and 2016, the effect of 0 and 13,465,000 options, respectively, is anti-dilutive. A separate computation of diluted earnings (loss) per share is presented using the treasury stock method.

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

ENVIRO VORAXIAL TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED)

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s net loss or cashflows.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC, did not, or are not believed by management, to have a material impact on the Company’s present or future financial statements, except as follows:

In August 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

NOTE D - RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2017, the Company incurred salary expenses from the Chief Executive Officer of the Company of $152,500. Of these amounts, $5,000 has been paid for the six months ended June 30, 2017. The total unpaid balance as of June 30, 2017 is $1,612,261 and is included in accrued expenses – related party. For the six months ended June 30, 2016, the Company incurred salary expenses from the Chief Executive Officer of the Company of $152,500. Of these amounts, $7,500 had been paid for the six months ended June 30, 2016. The total unpaid balance as of June 30, 2016 is $1,489,186 and is included in accrued expenses – related party.

ENVIRO VORAXIAL TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED)

During the six months ended June 30, 2017, the CEO advanced $46,354 to the company for working capital, of which $28,099 was repaid. This advance is non-interest bearing and due on demand.

NOTE E – NOTES PAYABLE

On February 3, 2017, the Company received an advance of $150,000 from a third party investor pursuant to a $165,000 discounted promissory note. The company shall pay interest to the noteholder on the principal face amount of $165,000 at a rate of 2.5% per month in the event the note is not repaid on or before May 31, 2017. As additional consideration for the advance, the Company issued the third party 50,000 shares of the Company’s common stock. As of June 30, 2017, this notes had been repaid in full. See Note F.

On May 15, 2017, the Company received an advance of $35,000 from two third-party investors pursuant to two $37,000 discounted promissory notes. The Company shall pay interest to the noteholder on the principal face amount of $37,000 at a rate of 2.5% per month in the event the note is not repaid on or before May 14, 2018. As additional consideration for the advance, the Company issued the third parties 10,000 shares each of the Company’s common stock. As of June 30, 2017, both notes have been repaid in full. See Note F.

NOTE F -- CAPITAL TRANSACTIONS

As disclosed under Note E, on February 3, 2017, the Company received an advance of $150,000 from a third party investor pursuant to a $165,000 discounted promissory note. As additional consideration for the advance, the Company issued the third party 50,000 shares of the Company’s common stock. The shares were recorded at their fair value of $1,000 on the date of issuance.

As disclosed under Note E, on May 15, 2017, the Company received an advance of $35,000 from two third-party investors pursuant to a $37,000 discounted promissory note. As additional consideration for the advance, the Company issued each third party 10,000 shares of the Company’s common stock. The shares were recorded at their fair value of $500 per issuance on the date of issuance.

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

ENVIRO VORAXIAL TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED)

Information with respect to options outstanding and exercisable at June 30, 2017 is as follows:

	Number Outstanding	Exercise Price	Number Exercisable
Balance, December 31, 2016	13,465,000	$0.01	13,465,000
Issued	—	—	—
Expired	—	—	—
Forfeited	—	—	—
Balance, June 30, 2017	13,465,000	$0.01	13,465,000

Exercise Price	Number Outstanding at June 30, 2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2017	Weighted Average Exercise Price
$0.01	13,465,000	7.42	$0.01	13,465,000	$0.01
Total	13,465,000	—	—	13,465,000	—

The following table summarizes information about the stock options outstanding at December 31, 2016:

Exercise Price	Number Outstanding December 31, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2014	Weighted Average Exercise Price
$0.01	13,465,000	8.0	$0.01	13,465,000	$0.01
Total	13,465,000	—	—	13,465,000	—

NOTE G – COMMITMENTS AND CONTINGENCIES

Operating Lease

In October 2015, the Company entered into a three (3) year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. The lease is $6,100 per month, which includes common area maintenance, taxes and insurance. The Company has the option to terminate the lease with three months’ notice.

Litigation

On or about November 17, 2011, a claim was filed in the Broward County Circuit Court in Fort Lauderdale, Florida against the company by Raw Energy Tech, LLC. The plaintiff alleges breach of an oral contract between the parties for the alleged design, fabrication and construction of a prototype power pack. Amount of damages sought are approximately $58,000. We have moved to dismiss the complaint and intend to vigorously defend this action as we believe this claim is without merit. We have accrued an amount in the financial statements to cover our legal expenses as of June 30, 2017.

SALE OF INTELLECTUAL PROPERTY

On June 8, 2017, the Company and FPA, our wholly owned subsidiary, closed the transactions contemplated by the Technology Purchase Agreement dated March 13, 2017 with

ENVIRO VORAXIAL TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED)

Schlumberger Technology Corporation, a Texas corporation, Schlumberger Canada Limited, a Canadian entity, and Schlumberger B.V., an entity organized under the laws of the Netherlands (collectively, (“Schlumberger”).

At closing, we sold our intellectual property (the “Purchased Intellectual Property”), substantially consisting of the Voraxial patents, marks, software and copyrights, to Schlumberger in consideration of up to $4,000,000, of which $3,000,000 was paid to us at closing and $1,000,000 is payable upon the completion of both: (i) the complete transfer of the Purchased Intellectually Property to Schlumberger; and (ii) the provision to transfer information, assets and services to Schlumberger, which is estimated to be approximately 12 months from the closing date. We recognized a gain on the sale of our intellectual property of $3,000,000 less direct cost of $80,000. We incurred additional costs and expenses in connection with this transaction, including, but not limited to legal, accounting, and professional fees, and costs associated with our special shareholders meeting.  Such costs and expenses are included in general and administrative and professional fees under our condensed consolidated statements of operations.

We utilized a portion of the proceeds from this transaction to pay some of our outstanding debt and are using the balance for general working capital. We are also using some of the proceeds to buy additional manufacturing equipment to meet potential future sales.

As part of the agreement, Schlumberger granted us a non-exclusive, worldwide, royalty-free licenses (the “Grant Back Licenses”), to make, use, sell, offer for sale, and import products and processes embodying the Purchase Intellectual Property outside the oil and gas market. In addition to the proceeds from the sale of our intellectual property, our management believes that the Grant Back License will provide for the potential increase of revenues through the sale of Voraxial Separators, possibly leveraging future sales by Schlumberger in the oil and gas market to penetrate the sale and use of licensed Voraxial products to other industries, including, but not limited to mining, sewage and wastewater.

In addition, at closing FPA entered into a Framework Agreement (the “Supply Agreement”) with Cameron Solutions, Inc. (“Cameron Solutions”), a Houston, Texas-based company engaged in the development, manufacture and sale of equipment used in the oil and gas industry. Under the terms of the three-year Supply Agreement, FPA is the exclusive supplier to Cameron Solutions of certain Voraxial series products for use in the oil and gas industry. Sales will be made from time to time in accordance with the terms of purchase orders. The Supply Agreement is cancellable by Cameron Solutions upon 15 days’ notice if FPA fails to meet delivery or performance schedules or breaches any of the terms of the agreement, including the warranties. It may also cancel the Supply Agreement without notice in the event FPA becomes insolvent or commits any act of bankruptcy. The Supply Agreement contains customary indemnification and confidentiality provisions.

For a period of three years following the closing of the Agreement, the Company and Raynard Veldman and John Di Bella have agreed to not participate or cause participation in the oil-and-gas market in relation to phase or constituent sensing or separation which is defined as, liquid-liquid, liquid-solid or liquid-gas separation and gas or liquid sensing, including all product lines and services related thereto and including the Voraxial product line and services, except to the extent necessary to: (i) repair or service, but not remanufacture, any goods the Company sold to third persons prior to closing; (ii) fulfill, on or after closing, any customer obligation; or (iii) comply with any term or condition of the Agreement. In addition the Company shall take all reasonable measures to ensure the confidentiality and prevent the improper use of all trade secrets.

NOTE H – MAJOR CUSTOMERS

During the six months ended June 30, 2017, we recorded 77% of our revenue from one customer.

During the six months ended June 30, 2016, we recorded 98% of our revenue from one customer.

ENVIRO VORAXIAL TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED)

NOTE I – SUBSEQUENT EVENTS

In July 2017, the company entered into a financing agreement for the purchase of CNC machining equipment valued at approximately $426,000. The machining equipment was received in July 2017 and will be used for the manufacture of additional Voraxial Separators in preparation of potential future orders under the Supply Agreement and Grant Back Licenses.

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

Application of Critical Accounting Policies

The Company’s consolidated condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of these significant accounting policies can be found in Note C to the Company’s financial statements in the Company’s 2016 Annual Report on Form 10-K. The Company has not adopted any significant new policies during the period ended June 30, 2017.

Among the significant judgments made in preparation of the Company’s financial statements are the determination of the allowance for doubtful accounts, value of equity instruments and adjustments of inventory valuations. These adjustments are made each quarter in the ordinary course of accounting.

Overview

Enviro Voraxial Technology, Inc. was incorporated in Idaho on October 19, 1964, under the name Idaho Silver, Inc. In May of 1996, we entered into an agreement and plan of reorganization with Florida Precision Aerospace, Inc., a privately held Florida corporation (“FPA”), and its shareholders. FPA was incorporated on February 26, 1993. The Company developed and now manufactures and sells the patented Voraxial® Separator (“Voraxial® Separator” or “Voraxial®”), a proprietary technology that efficiently separates large volumes of liquid/liquid, liquid/solids or liquid/liquid/solids fluid mixtures with distinct specific gravities. Management believes this superior separation quality is achieved in real-time, and in much greater volumes, with a more compact, cost effective and energy efficient machine than any comparable product on the market today. Management believes the Voraxial fills a void in the market; specifically a real-time separation device that separates a large volume of liquids with a small footprints and without the need of a pressure drop. We believe the need for such a separation device overlaps many markets.

The Voraxial is capable of processing volumes as low as 3 gallons per minute as well as volumes over 5,000 gallons per minute with only one moving part. The Company believes that the Voraxial® technology can help protect the environment and its natural resources while simultaneously making numerous industries more productive and cost effective.

On March 13, 2017, we entered into a Technology Purchase Agreement with Schlumberger Technology Corporation, a Texas corporation, Schlumberger Canada Limited, a Canadian entity, and Schlumberger B.V., an entity organized under the laws of the Netherlands (collectively, “Schlumberger”) which was approved by the Company’s shareholders on May 31, 2017 and completed on June 8, 2017. Under the agreement we sold our intellectual property (the “Purchased Intellectual Property”), substantially consisting of the Voraxial patents, marks, software and copyrights, to Schlumberger in consideration of up to $4,000,000, of which $3,000,000 was paid to us at closing. The remaining $1,000,000 is payable upon the completion of both: (i) the complete transfer of the Purchased Intellectually Property to Schlumberger; and (ii) the provision to transfer information, assets and services to Schlumberger, which is estimated to be approximately 12 months from the closing date. We recognized a gain of the sale of our intellectual property of $3,000,000 less direct cost of $80,000. We incurred additional costs and expenses in connection with this transaction, including, but not limited to legal, accounting, and professional fees, and costs associated with our special shareholders meeting.  Such costs and expenses are included in general and administrative and professional fees under our condensed consolidated statements of operations.

We utilized a portion of the proceeds from this transaction to pay some of our outstanding debt and are using the balance for general working capital. We are also using some of the proceeds to buy additional manufacturing equipment to meet potential future sales.

As part of the agreement, Schlumberger granted us a non-exclusive, non-transferable, worldwide, royalty-free licenses (the “Grant Back Licenses”), to make, use, sell, offer for sale, and import products and processes embodying the Purchase Intellectual Property outside the oil and gas market. Our management believes that the Grant Back Licenses will provide for potential revenues through the sale of Voraxial Separators outside the oil and gas industry, including, but not limited to mining, sewage and wastewater.

In addition, at closing Florida Precision Aerospace entered into a Framework Agreement (the “Supply Agreement”) with Cameron Solutions, Inc. (“Cameron Solutions”), a Houston, Texas-based company engaged in the development, manufacture and sale of equipment used in the oil and gas industry. Under the terms of the three-year Supply Agreement, Florida Precision Aerospace, our wholly owned subsidiary, is the exclusive supplier to Cameron Solutions of certain Voraxial series products for use in the oil and gas industry. Sales will be made from time to time in accordance with the terms of purchase orders. The Supply Agreement is cancellable by Cameron Solutions upon 15 days’ notice if Florida Precision Aerospace fails to meet delivery or performance schedules or breaches any of the terms of the agreement, including the warranties. It may also cancel the Supply Agreement without notice in the event Florida Precision Aerospace becomes insolvent or commits any act of bankruptcy. The Supply Agreement contains customary indemnification and confidentiality provisions.

For a period of three years following the closing of the agreement, the Company and Raynard Veldman and John Di Bella have agreed to not participate or cause participation in the oil-and-gas market in relation to phase or constituent sensing or separation which is defined as, liquid-liquid, liquid-solid or liquid-gas separation and gas or liquid sensing, including all product lines and services related thereto and including the Voraxial product line and services, except to the extent necessary to: (i) repair or service, but not remanufacture, any goods the Company sold to third persons prior to closing; (ii) fulfill, on or after closing, any customer obligation; or (iii) comply with any term or condition of the agreement. In addition the Company shall take all reasonable measures to ensure the confidentiality and prevent the improper use of all trade secrets.

In addition, on May 31, 2017, our shareholders approved proposals to change our corporate name to Enviro Technologies, Inc. and increase our authorized common stock to 250,000,000. We intend to complete these corporate actions by fourth quarter 2017.

Results of Operations for the Three Months ended June 30, 2017 and 2016:

Revenue

Our revenues increased by $19,509 or approximately 204% to $29,061 for the three months ended June 30, 2017 as compared to $9,552 for the six months ended June 30, 2016. The Company believes the nominal revenues for each period reflects the continued weakness in the oil and gas market conditions and the challenges we faced to introduce a relatively new technology to the oil and gas industry. The decreased oil prices from its recent peak of above $100 per barrel in 2014 to the lows of under $30 per barrel in early 2016 has created a difficult environment as companies within the oil industry that we consider potential customers have significantly reduced capital expenditures. Similar to other companies in the industry, we have decreased our marketing budget and limited our participation in conferences and tradeshows. We believe there is a market for the Voraxial Separator which was confirmed by the recent agreement we consummated with Schlumberger. We believe that this agreement will provide us with the opportunity to increase revenues in the future in both the oil and gas industry and potentially other industries as well, such as mining and sewage through the Grant Back Licenses. There are no assurances that we will generate revenues under the Grant Back Licenses or Supply Agreement.

The majority of revenues in 2017 and 2016 were a result of sales of the Voraxial Separator and auxiliary equipment and parts.

Cost of Goods

Our cost of goods increased by 63% to $18,404 for the three months ended June 30, 2017 as compared to $11,323 for the three months ended June 30, 2016. This increase is due to the Voraxial parts sold during the three month period ended June 30, 2017 as compared to the different models shipped and the difference in sold and lease projects during the three months ended June 30, 2016. Our cost of goods continues to be reviewed by management in an effort to obtain the best available pricing while maintaining high quality standards.

Costs and Expenses

Total costs and expenses increased by $1,126 or approximately 1% to $199,917 for the three months ended June 30, 2017 as compared to $198,791 for the three months ended June 30, 2016. Our total cost and expenses have remained fairly constant over the past year as we have continued the plan to preserve cash by limiting non-essential services, marketing and travel due to the nominal market improvements in the oil and gas sector. During 2017 we incurred legal, accounting and professional costs associated with the Technology Purchase Agreement and related transactions. During 2016 we also incurred legal, accounting and professional costs associated with the review of potential financing and business transactions. Further, during 2017 we have utilized our resources toward developing and finalizing the relationship with Schlumberger. We expect expenses to increase during the balance of 2017 as we increase our manufacturing capabilities in the anticipation of additional orders as a result of consummating the Technology Purchase Agreement with Schlumberger.

Results of Operations for the Six Months ended June 30, 2017 and 2016:

Revenue

Our revenues increased by 90% to $120,412 for the six months ended June 30, 2017 as compared to $63,490 for the six months ended June 30, 2016.

The Company believes the increase in revenues reflects a fluctuation in sales. The Company believes the nominal sales volume and revenues for each period reflects the continued weakness in the oil and gas market conditions and the challenges we faced to introduce a relatively new technology to the oil and gas industry. The decreased oil prices from its recent peak of above $100 per barrel in 2014 to the lows of under $30 per barrel in early 2016 to the current $45-$55 range per barrel has created and continues to create a difficult environment as companies within the oil industry that we consider potential customers have significantly reduced capital expenditures. Similar to other companies in the industry, we have decreased our marketing budget and limited our participation in conferences and tradeshows. We believe there is a market for the Voraxial Separator products which was confirmed by Schlumberger’s acquisition of our intellectual property.

The majority of revenues in 2017 and 2016 were a result of sales of the Voraxial Separator and auxiliary equipment and parts.

Cost of Goods

Our cost of goods increased to $42,563 for the six months ended June 30, 2017 as compared to $11,323 for the six months ended June 30, 2016. This increase is primarily due to the increase in sales and the different models and parts sold during the six months ended June 30, 2016. Our cost of goods continues to be reviewed by management to guarantee the best available pricing while maintaining high quality standards.

Costs and Expenses

Total costs and expenses decreased by $3,564 or approximately 1% to $390,050 for the six months ended June 30, 2017 from $393,614 for the six months ended June 30, 2016. Our total cost and expenses have remained fairly constant over the past year as we have continued the plan to preserve cash by limiting non-essential services, marketing and travel due to the nominal market improvements in the oil and gas sector. During 2017 we incurred legal, accounting and professional costs associated with the Technology Purchase Agreement and related transactions. During 2016 we also incurred legal, accounting and professional costs associated with the review of potential financing and business transactions. Further, during 2017 we have utilized our resources toward negotiating and finalizing the agreement with Schlumberger and related Grant Back Licenses and Supply Agreement.

Liquidity and Capital Resources:

Cash at June 30, 2017 was $2,290,816. Working capital at June 30, 2017 was $487,603 as compared to a working capital deficit at December 31, 2016 of $2,099,833. At June 30, 2017, we had an accumulated deficit of $14,485,012.

We believe that our current cash resources and anticipated revenue to be generated by sales, orders and/or leases of the Voraxial Separators pursuant to the Grant Back Licenses and Supply Agreement, will be sufficient to continue our business for the next twelve months.

On February 3, 2017, the Company received an advance of $150,000 from a third party investor pursuant to a $165,000 discounted promissory note. The company shall pay interest to the noteholder on the principal face amount of $165,000 at a rate of 2.5% per month in the event the note is not repaid on or before May 31, 2017. The note was repaid effective June 30, 2017. As additional consideration for the advance, the Company issued the third party 50,000 shares of the Company’s common stock.

On May 25, 2017, the Company received advances in the aggregate of $70,000 from two third party investors pursuant to two $37,000 discounted promissory notes. The Company shall pay interest to the noteholder on the principal face amount of $37,000 at a rate of 2.5% per month in the event the note is not repaid on or before May 31, 2018. The notes were repaid effective June 30, 2017. As additional consideration for the advance, the Company issued each investor 10,000 shares of the Company’s common stock. Proceeds from the advance have been used to satisfy working capital requirements.

In July 2017, the company entered into a financing agreement for the purchase of CNC machining equipment valued at approximately $426,000. The machining equipment was received in July 2017 and will be used for the manufacture of Voraxial Separators in preparation of potential future orders under the Supply Agreement and sales pursuant to the Grant Back Licenses.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2017. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2017 based on the 2013 criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources, lack of qualified accounting personnel and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

During the period covered by this report the Company issued the unregistered equity securities disclosed below under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The certificates representing the shares of common stock contain a legend restricting their transferability absent registration or applicable exemption.

On February 3, 2017, the Company received an advance of $150,000 from a third party investor pursuant to a $165,000 discounted promissory note. As additional consideration for the advance, the Company issued the third party 50,000 shares of the Company’s common stock.

On May 25, 2017, the Company received advances in the aggregate of $70,000 from two third party investors pursuant to two $37,000 discounted promissory notes. As additional consideration for the advances, the Company issued each investor 10,000 shares of the Company’s common stock. Proceeds from the advance have been used to satisfy working capital requirements.

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

Enviro Voraxial Technology, Inc.

By: /s/ John A. Di Bella

John A. Di Bella

Chief Executive Officer and

Principal Financial Officer

DATED: August 14, 2017

