Form 10-Q
period 2017-09-30
ENVIRO TECHNOLOGIES, INC.
filed 2017-11-14
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________

Commission File Number: 0-27445

Enviro Technologies, Inc.
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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 13, 2017, we had 33,534,497 shares of our Common Stock outstanding.

1

PART	I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
Item 1.	Financial Statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017 (unaudited)	December 31, 2016
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,871,439	$40,973
Prepaid expenses	25,649	—
Accounts receivable, net	26,656	1,452
Inventory, net	167,258	76,897

Total current assets	2,091,002	119,322

FIXED ASSETS, NET	436,723	11,017

OTHER ASSETS
Security deposits	10,026	10,026

Total assets	$2,537,751	$140,365

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$211,991	$480,057
Accrued Expenses – related party	1,703,469	1,643,408
Deposits	32,090	95,690
Note Payable – Bank of America, current portion	35,342	—
Total current liabilities	1,982,892	2,219,155

LONG-TERM LIABILITIES
Note payable – Bank of America, less current portion	305,302	—
Total liabilities	2,288,194	2,219,155

COMMITMENTS AND CONTINGENCIES (See Note G)	—	—

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 250,000,000 shares authorized; 33,534,497 and 33,464,497 shares issued and outstanding as of September 30, 2017 and December 31, 2016	33,535	33,465
Additional paid-in capital	14,949,139	14,947,209

Accumulated deficit	(14,733,117)	(17,059,464)

Total shareholders' equity (deficit)	249,557	(2,078,790)

Total liabilities and shareholders' equity (deficit)	$2,537,751	$140,365

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues, net	$2,362	$377,888	$122,774	$441,378

Cost of goods sold	—	25,763	42,563	37,086

Gross profit	2,362	352,125	80,211	404,292

Costs and expenses:
General and administrative	73,955	33,372	198,000	212,485
Professional Fees	12,564	119,855	46,533	119,855
Payroll expenses	157,547	137,917	389,582	352,418

Total costs and expenses	244,066	291,144	634,115	684,758

Income (Loss) from operations	(241,704)	60,981	(553,904)	(280,466)

Other income (expenses):
Sale – intellectual property	—	—	2,920,000	—
Loss on transfer of leased assets	—	—	—	(91,400)
Interest expense	(6,402)	(7,427)	(39,749)	(16,847)

Total other income (expense)	(6,402)	(7,427)	2,880,251	(108,247)

Net income (loss) before provisions for income taxes	(248,106)	53,554	2,326,347	(388,713)
Provisions for income taxes	—	—	—	—
NET INCOME (LOSS)	$(248,106)	$53,554	$2,326,347	$(388,713)

Net Income (loss) per share Basic	$(0.01)	$0.00	$0.07	$(0.01)
Diluted	$(0.01)	$0.00	$0.05	$(0.01)
Weighted average number of shares outstanding Basic	33,534,497	33,464,497	33,517,794	33,464,497
Diluted	33,534,497	33,464,497	43,135,651	33,464,497

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY/(DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2016	33,464,497	$33,465	$14,947,209	$(17,059,464)	$(2,078,790)
Issuance of common stock for interest	70,000	70	1,930	—	2,000
Net Income	—	—	—	2,326,347	2,326,347

Balance - September 30, 2017	33,534,497	$33,535	$14,949,139	$(14,733,117)	$249,557

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016

Cash Flows From Operating Activities:
Net income (loss)	$2,326,347	$(388,713)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,984	16,527
Issuance of Common Stock for interest	2,000	—

Changes in assets and liabilities:
Accounts receivable	(25,204)	81,107
Inventory	(90,361)	16,677
Prepaid expenses	(25,649)	—
Accounts payable and accrued expenses and deposits	(271,605)	277,453

Net cash provided by operating activities	1,926,512	3,051

Cash Flows From Investing Activities:
Purchase of Equipment	(96,046)	—
Net cash used in investing activities	(96,046)	—

Cash Flows From Financing Activities:
Advances from related party	46,354	—
Repayments to related party	(46,354)	—
Repayments of notes payable	(220,000)	—
Note payable issuances	220,000	—
Net cash provided by financing activities	—	—
Net increase in cash and cash equivalents	1,830,466	3,051

Cash and cash equivalents, beginning of period	40,973	73,713

Cash and cash equivalents, end of period	$1,871,439	$76,764

Supplemental Disclosures
Cash paid during the period for interest	$39,749	$17,136
Cash paid during the period for taxes	$—	$—
Supplemental Disclosures of non-cash investing & financing activities:
Financed purchase of equipment	$340,644	$—
Stock issued with notes payable	$2,000	$—

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 (UNAUDITED)

NOTE A - ORGANIZATION AND OPERATIONS

Organization

Enviro Technologies, Inc., an Idaho corporation (the “Company”), is a provider of environmental and industrial separation technology. The Company developed, and now manufactures and sells the Voraxial® Separator, a patented technology that efficiently separates liquid/liquid, liquid/solid or liquid/liquid/solid fluid streams with distinct specific gravities. The technology was patented by the Company and sold to Schlumberger Technology Corporation, a Texas corporation, Schlumberger Canada Limited, a Canadian entity, and Schlumberger B.V., an entity organized under the laws of the Netherlands (collectively, “Schlumberger”) on June 8, 2017. Current and potential commercial applications and markets include oil exploration and production, oil refineries, oil spill, mining, sewage, manufacturing, waste-to-energy and food processing industry.

Florida Precision Aerospace, Inc., a Florida corporation (“FPA”), is the wholly-owned subsidiary of the Company and is used to manufacture, assemble and test the Voraxial Separator. Effective November 10, 2017 the Company filed Articles of Amendment to its Articles of Incorporation changing the Company’s name from “Enviro Voraxial Technology, Inc.” to “Enviro Technologies, Inc.” and increasing its authorized common stock to 250,000,000 shares.

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the company’s annual financial statements, notes and accounting policies included in the company’s annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. In the opinion

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 (UNAUDITED)

of management, all adjustments, which are necessary to provide a fair presentation of financial position as of September 30, 2017, and the related operating results and cash flows for the interim period presented, have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. As of September 30, 2017 and December 31, 2016, there was $32,090 and $95,690, respectively, of deposits from customers.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually one to twelve months.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at September 30, 2017 and December 31, 2016, approximate their fair value because of their relatively short-term nature.

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

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 (UNAUDITED)

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of September 30, 2017 and December 31, 2016.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of September 30, 2017 and December 31, 2016.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of September 30, 2017 and December 31, 2016.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate (“FDIC”) limits. As of September 30, 2017 the Company has a cash concentration of $1,641,798 in excess of FDIC limits.

Inventory

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Raw materials	$70,770	$64,847
Work in process	88,017	—
Finished goods	8,471	12,050
Total	$167,258	$76,897

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. The cost of maintenance and repairs is expensed to operations as incurred. Depreciation is computed by the straight-line method over the estimated economic useful life of the assets (5-10 years). Gains and losses recognized from the sales or disposal of assets is the difference between the

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 (UNAUDITED)

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

Due to the Company reflecting net income for the nine months ended September 30, 2017 the effect of 13,465,000 options are dilutive. A separate computation of diluted earnings (loss) per share is presented using the treasury stock method. Since the Company reflected a net loss for the nine months ended September 30, 2016, the 13,465,000 options are anti-dilutive.

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

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 (UNAUDITED)

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

NOTE D - RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2017, the Company incurred salary expenses from the Chief Executive Officer of the Company of $228,750. Of these amounts, $25,000 has been paid for the nine months ended September 30, 2017. The total unpaid balance as of September 30, 2017 is $1,668,511 and is included in accrued expenses – related party. For the nine months ended September 30, 2016, the Company incurred salary expenses from the Chief Executive Officer of the Company of $228,750. Of these amounts, $7,500 had been paid for the nine months ended September 30, 2016. The total unpaid balance as of September 30, 2016 is $1,547,409 and is included in accrued expenses – related party.

During the nine months ended September 30, 2017, the CEO advanced $46,354 to the company for working capital, of which 46,354 was repaid. This advance was non-interest bearing and due on demand.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 (UNAUDITED)

NOTE E – NOTES PAYABLE

On February 3, 2017, the Company received an advance of $150,000 from a third party investor pursuant to a $165,000 discounted promissory note. The company shall pay interest to the noteholder on the principal face amount of $165,000 at a rate of 2.5% per month in the event the note is not repaid on or before May 31, 2017. As additional consideration for the advance, the Company issued the third party 50,000 shares of the Company’s common stock. As of September 30, 2017, this notes had been repaid in full. See Note F.

On May 15, 2017, the Company received an advance of $35,000 from two third-party investors pursuant to two $37,000 discounted promissory notes. The Company shall pay interest to the noteholder on the principal face amount of $37,000 at a rate of 2.5% per month in the event the note is not repaid on or before May 14, 2018. As additional consideration for the advance, the Company issued the third parties 10,000 shares each of the Company’s common stock. As of September 30, 2017, both notes have been repaid in full. See Note F.

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

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 (UNAUDITED)

Information with respect to options outstanding and exercisable at September 30, 2017 is as follows:

	Number Outstanding	Exercise Price	Number Exercisable
Balance, December 31, 2016	13,465,000	$0.01	13,465,000
Issued	—	—	—
Expired	—	—	—
Forfeited	—	—	—
Balance, September 30, 2017	13,465,000	$0.01	13,465,000

Exercise Price	Number Outstanding at September 30, 2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2017	Weighted Average Exercise Price
0.01	13,465,000	6.17	0.01	13,465,000	0.01
Total	13,465,000	—	—	13,465,000	—

The following table summarizes information about the stock options outstanding at December 31, 2016:

Exercise Price	Number Outstanding December 31, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2015	Weighted Average Exercise Price
$0.01	13,465,000	8.0	0.01	13,465,000	$0.01

NOTE G – COMMITMENTS AND CONTINGENCIES

Operating Lease

In October 2015, the Company entered into a three (3) year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. The lease is $6,100 per month, which includes common area maintenance, taxes and insurance. The Company has the option to terminate the lease with three months’ notice.

Equipment Financing

In July 2017, the Company entered into a financing agreement for the purchase of CNC machining equipment valued at approximately $426,000. We financed $340,644 for a period of 5 years at a rate of 6.75%. Our monthly payment is $6,788. The first payment shall be made 90 days after installation is completed. Although the CNC machining equipment was received in July 2017 it is not considered fully installed. The CNC machining equipment will be used for the manufacture of additional Voraxial Separators in preparation of potential future orders under the Supply Agreement and Grant Back Licenses.

Litigation

On or about November 17, 2011, a claim was filed in the Broward County Circuit Court in Fort Lauderdale, Florida against the Company by Raw Energy Tech, LLC. The plaintiff alleged breach of an oral contract between the parties for the alleged design, fabrication and construction of a prototype power pack. Amount of damages sought were approximately $58,000. Effective August 22, 2017 we settled the claim for a nominal cash amount and the plaintiff accepted the prototype power pack. Effective October 5, 2017 the lawsuit by Raw Energy Tech, LLC against the Company was voluntarily dismissed by the plaintiff.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 (UNAUDITED)

SALE OF INTELLECTUAL PROPERTY

On June 8, 2017, the Company and FPA, our wholly owned subsidiary (collectively, the “Sellers”), closed the transactions contemplated by the Technology Purchase Agreement dated March 13, 2017 with Schlumberger Technology Corporation, a Texas corporation, Schlumberger Canada Limited, a Canadian entity, and Schlumberger B.V., an entity organized under the laws of the Netherlands (collectively, (“Schlumberger”).

At closing, we sold our intellectual property (the “Purchased Intellectual Property”), substantially consisting of the Voraxial patents, marks, software and copyrights, to Schlumberger in consideration of up to $4,000,000, of which $3,000,000 was paid to us at closing and $1,000,000 is payable upon the completion of both: (i) the complete transfer of the Purchased Intellectually Property to Schlumberger; and (ii) the provision to transfer information, assets and services to Schlumberger, which is estimated to be approximately 12 months from the closing date. We recognized a gain on the sale of our intellectual property of $3,000,000 less direct costs of $80,000.

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

In addition, at closing FPA entered into a Framework Agreement (the “Supply Agreement”) with Cameron Solutions, Inc. (“Cameron Solutions”), a Houston, Texas-based company engaged in the development, manufacture and sale of equipment used in the oil and gas industry. Under the terms of the three-year Supply Agreement, FPA is the exclusive supplier to Cameron Solutions of certain Voraxial series products for use in the oil and gas industry. Sales will be made from time to time in accordance with the terms of purchase orders. The Supply Agreement is cancellable by Cameron Solutions upon 15 days’ notice if FPA fails to meet delivery or performance schedules or breaches any of the terms of the agreement, including the warranties. Cameron Solutions may also cancel the Supply Agreement without notice in the event FPA becomes insolvent or commits any act of bankruptcy. The Supply Agreement contains customary indemnification and confidentiality provisions.

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

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 (UNAUDITED)

NOTE H – MAJOR CUSTOMERS

During the nine months ended September 30, 2017, we recorded 77% of our revenue from one customer.

During the nine months ended September 30, 2016, we recorded 95% of our revenue from one customer.

NOTE I – SUBSEQUENT EVENTS

We have evaluated subsequent events through November 13, 2017 and have found no items for disclosure.

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

Application of Critical Accounting Policies

The Company’s consolidated condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of these significant accounting policies can be found in Note C to the Company’s financial statements in the Company’s 2016 Annual Report on Form 10-K. The Company has not adopted any significant new policies during the period ended September 30, 2017.

Among the significant judgments made in preparation of the Company’s financial statements are the determination of the allowance for doubtful accounts, value of equity instruments and adjustments of inventory valuations. These adjustments are made each quarter in the ordinary course of accounting.

Overview

Enviro Technologies, Inc. was incorporated in Idaho on October 19, 1964, under the name Idaho Silver, Inc. In May of 1996, we entered into an agreement and plan of reorganization with Florida Precision Aerospace, Inc., a privately held Florida corporation (“FPA”), and its shareholders. FPA was incorporated on February 26, 1993. The Company developed and now manufactures and sells the patented Voraxial® Separator (“Voraxial® Separator” or “Voraxial®”) pursuant to the agreements discussed below. The Voraxial® Separator is a proprietary technology now owned by Schlumberger (as defined below) that efficiently separates large volumes of liquid/liquid, liquid/solids or liquid/liquid/solids fluid mixtures with distinct specific gravities. Per the agreements we signed with Schlumberger, we shall continue to manufacture the technology for Schlumberger for the oil and gas industry and are able to pursue other industries independent of Schlumberger, which include mining, sewage, wastewater as well as other markets.

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

We utilized a portion of the proceeds from this transaction to pay some of our outstanding debt and are using the balance for general working capital. We are also using some of the proceeds to buy additional manufacturing equipment to meet potential future sales, this includes the $85,261 deposit to purchase the CNC machining equipment and approximately $10,000 in installation costs in July 2017.

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

For a period of three years following the closing of the Technology Purchase Agreement, the Company and Raynard Veldman and John Di Bella have agreed to not participate or cause participation in the oil-and-gas market in relation to phase or constituent sensing or separation which is defined as, liquid-liquid, liquid-solid or liquid-gas separation and gas or liquid sensing, including all product lines and services related thereto and including the Voraxial product line and services, except to the extent necessary to: (i) repair or service, but not remanufacture, any goods the Company sold to third persons prior to closing; (ii) fulfill, on or after closing, any customer obligation; or (iii) comply with any term or condition of the agreement. In addition the Company shall take all reasonable measures to ensure the confidentiality and prevent the improper use of all trade secrets.

In addition, on May 31, 2017, our shareholders approved proposals to change our corporate name to Enviro Technologies, Inc. and increase our authorized common stock to 250,000,000. Effective November 10, 2017 we filed Articles of Amendment to our Articles of Incorporation changing the Company’s name to “Enviro Technologies, Inc.” and increasing our authorized common stock to 250,000,000 shares.

Results of Operations for the Three Months ended September 30, 2017 and 2016:

Revenue

Our revenues decreased by $375,526 or approximately 99% to $2,362 for the three months ended September 30, 2017 as compared to $377,888 for the three months ended September 30, 2016. The decrease in revenues reflects the decrease in Voraxial sales. The decrease corresponds with the transition we are experiencing due to the Technology Purchase Agreement we consummated with Schlumberger and related transactions. We believe there is a market for the Voraxial Separator and that these agreements will provide us with the opportunity to increase revenues in the future in both the oil and gas industry and potentially other industries as well, such as mining and sewage through the Grant Back Licenses.

The majority of revenues in 2017 and 2016 were a result of sales of the Voraxial Separator and auxiliary equipment and parts.

Cost of Goods

Our cost of goods decreased by 100% to $0 for the three months ended September 30, 2017 as compared to $25,763 for the three months ended September 30, 2016. This decrease is mainly due to the nominal sales we experienced during the three month period ended September 30, 2017. Our cost of goods continues to be reviewed by management in an effort to obtain the best available pricing while maintaining high quality standards.

Costs and Expenses

Total costs and expenses decreased by $47,078 or approximately 16% to $244,066 for the three months ended September 30, 2017 as compared to $291,144 for the three months ended September 30, 2016. Our costs and expenses decreased from the previous year as we incurred significant professional fees in 2016 due to the expense associated with the negotiations we undertook with various companies including Schlumberger. This was offset partially by an increase in our G&A and payroll. The increase is associated with the expense the Company is experiencing as we prepare to meet the anticipated manufacturing demand associated with the agreements consummated with Schlumberger. We expect expenses to continue to increase during the balance of 2017 as we increase our manufacturing capabilities in the anticipation of product orders as a result of the Technology Purchase Agreement with Schlumberger.

Results of Operations for the Nine Months ended September 30, 2017 and 2016:

Revenue

Our revenues decreased by 72% to $122,774 for the nine months ended September 30, 2017 as compared to $441,378 for the nine months ended September 30, 2016. The decrease in revenues reflects the decrease in Voraxial sales. The decrease corresponds with the transition we are experiencing due to the Technology Purchase Agreement and related transactions. We believe there is a market for the Voraxial Separator and that these agreements will provide us with the opportunity to increase revenues in the future in both the oil and gas industry and potentially other industries as well, such as mining and sewage through the Grant Back Licenses.

The majority of revenues in 2017 and 2016 were a result of sales of the Voraxial Separator and auxiliary equipment and parts.

Cost of Goods

Our cost of goods increased to $42,563 for the nine months ended September 30, 2017 as compared to $37,086 for the nine months ended September 30, 2016. The increase corresponds to the difference in equipment sold during the period as we sold higher margin equipment in 2016. Our cost of goods continues to be reviewed by management in an effort to obtain the best available pricing while maintaining high quality standards.

Costs and Expenses

Total costs and expenses decreased by $50,643 or approximately 7% to $634,115 for the nine months ended September 30, 2017 from $684,758 for the nine months ended September 30, 2016. Our total cost and expenses decreased as we are transitioning from sales and marketing to the oil industry to supporting Schlumberger with manufacturing of the Voraxial Separator. We expect expenses to increase during the balance of 2017 as we increase our manufacturing capabilities in the anticipation of orders as a result of consummating the Technology Purchase Agreement with Schlumberger, Supply Agreement and Grant Back Licenses.

Liquidity and Capital Resources:

Cash at September 30, 2017 was $1,871,439. Working capital at September 30, 2017 was $108,110 as compared to a working capital deficit at December 31, 2016 of $2,099,833. At September 30, 2017, we had an accumulated deficit of $14,733,117. We incurred net income for the nine month period ended September 30, 2017 of $2,326,347 as a result of the proceeds received under the Technology Purchase Agreement.

We believe that our current cash resources and anticipated revenue to be generated by sales, orders and/or leases of the Voraxial Separators pursuant to the Grant Back Licenses and Supply Agreement, will be sufficient to continue our business for the next twelve months.

On February 3, 2017, the Company received an advance of $150,000 from a third party investor pursuant to a $165,000 discounted promissory note. The company shall pay interest to the noteholder on the principal face amount of $165,000 at a rate of 2.5% per month in the event the note is not repaid on or before May 31, 2017. The note was repaid as of September 30, 2017. As additional consideration for the advance, the Company issued the third party 50,000 shares of the Company’s common stock.

On May 25, 2017, the Company received advances in the aggregate of $70,000 from two third party investors pursuant to two $37,000 discounted promissory notes. The Company shall pay interest to the noteholder on the principal face amount of $37,000 at a rate of 2.5% per month in the event the note is not repaid on or before May 31, 2018. The notes were repaid as of September 30, 2017. As additional consideration for the advance, the Company issued each investor 10,000 shares of the Company’s common stock. Proceeds from the advance have been used to satisfy working capital requirements.

One June 8, 2017, we completed the Technology Purchase Agreement and recognized a gain on the sale of our intellectual property of $3,000,000 less direct costs of $80,000.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2017. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2017 based on the 2013 criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources, lack of qualified accounting personnel and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

On or about November 17, 2011, a claim was filed in the Broward County Circuit Court in Fort Lauderdale, Florida against the Company by Raw Energy Tech, LLC. The plaintiff alleged breach of an oral contract between the parties for the alleged design, fabrication and construction of a prototype power pack. Amount of damages sought were approximately $58,000. Effective August 22, 2017 we settled the claim for a nominal cash amount and the plaintiff accepted the prototype power pack. Effective October 5, 2017 the lawsuit by Raw Energy Tech, LLC against the Company was voluntarily dismissed by the plaintiff.

Item	1A. Risk Factors

 Smaller reporting companies are not required to provide the information required by this item.

Item	2. Unregistered Sales of Equity Securities and Use of Proceeds

 None.

Item	3. Defaults Upon Senior Securities

 None.

Item	4. Mine Safety Disclosure

 None.

Item	5. Other Information

 None.

Item	6. Exhibits

 Exhibits required by Item 601 of Regulation S-K

3.2	Articles of Amendment to Articles of Incorporation effective November 10, 2017 (previously filed as exhibit to Form 8-K Current Report filed on November 13, 2017)
31.1	Form 302 Certification of Chief Executive Officer
31.2	Form 302 Certification of Principal Financial Officer
32.1	Form 906 Certification of Chief Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

Enviro Technologies, Inc.

By: /s/ John A. Di Bella

John A. Di Bella

Chief Executive Officer and

Principal Financial Officer

DATED: November 13, 2017

