Form 10-K
period 2017-12-31
ENVIRO TECHNOLOGIES, INC.
filed 2018-04-12
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-30454

ENVIRO TECHNOLOGIES, INC. (Exact name of registrant as specified in its charter)

Idaho (State or other jurisdiction of incorporation or organization)	83-0266517 (I.R.S. Employer Identification No.)

821 NW 57th Place, Fort Lauderdale, Florida 33309 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (954) 958-6668
Securities registered under Section 12(b) of the Act:

Title of Each Class Name of Each Exchange on Which Registered None

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $394,446 on June 30, 2017.

There were 33,534,497 shares of common stock outstanding as of March 31, 2018.

Table of Contents

PART I.

Item 1.	Business.

Our History

Enviro Technologies, Inc. (the “Company”) was incorporated in Idaho on October 19, 1964, under the name Idaho Silver, Inc. Our wholly owned subsidiary, Florida Precision Aerospace, Inc., a Florida corporation (“FPA”), was incorporated on February 26, 1993. Effective November 13, 2017 we filed Articles of Amendment to our Articles of Incorporation changing the Company’s name from Enviro Voraxial Technology, Inc. to “Enviro Technologies, Inc.”.

General

The Company developed and currently manufactures and sells the patented Voraxial® Separator (“Voraxial® Separator” or “Voraxial®”) pursuant to the agreements discussed below. The Voraxial® Separator is a proprietary technology now owned by Schlumberger (as defined below) that efficiently separates large volumes of liquid/liquid, liquid/solids or liquid/liquid/solids fluid mixtures with distinct specific gravities. Per the agreements we signed with Schlumberger, we continue to manufacture the technology for Schlumberger for the oil and gas industry and have a non-exclusive license to pursue other industries independent of Schlumberger, which include mining, sewage, wastewater as well as other markets.

On March 13, 2017, we entered into a Technology Purchase Agreement with Schlumberger Technology Corporation, a Texas corporation, Schlumberger Canada Limited, a Canadian entity, and Schlumberger B.V., an entity organized under the laws of the Netherlands (collectively, “Schlumberger”) which was approved by the Company’s shareholders on May 31, 2017 and completed on June 8, 2017. Under the agreement we sold our intellectual property (the “Purchased Intellectual Property”), substantially consisting of the Voraxial patents, marks, software and copyrights, to Schlumberger in consideration of up to $4,000,000, of which $3,000,000 was paid to us at closing. The remaining $1,000,000 is payable upon the completion of both: (i) the complete transfer of the Purchased Intellectual Property to Schlumberger; and (ii) the provision to transfer information, assets and services to Schlumberger, which is estimated to be approximately 12 months from the closing date. We recognized a gain on the sale of our intellectual property of $3,000,000 less direct cost of $80,000, which include a termination fee and consulting fees.

We utilized a portion of the proceeds from this transaction to pay some of our outstanding debt and are using the balance for general working capital. We are also using some of the proceeds to buy additional manufacturing equipment to meet potential future sales; this includes the $85,661 deposit to purchase the CNC machining equipment and approximately $25,000 in installation costs.

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

In addition, pursuant to the Technology Purchase Agreement FPA entered into a Framework Agreement on June 8, 2017 (the “Supply Agreement”) with Cameron Solutions, Inc. (“Cameron Solutions”), a Houston, Texas-based company engaged in the development, manufacture and sale of equipment used in the oil and gas industry. Under the terms of the three-year Supply Agreement, FPA is the exclusive supplier to Cameron Solutions of certain Voraxial series products for use in the oil and gas industry. Sales will be made from time to time in accordance with the terms of purchase orders. The Supply Agreement is cancellable by Cameron Solutions upon 15 days’ notice if we fail to meet delivery or performance schedules or breaches any of the terms of the agreement, including the warranties. Cameron Solutions may also cancel the Supply Agreement without notice in the event we become insolvent or commit any act of bankruptcy. The Supply Agreement contains customary indemnification and confidentiality provisions. There are no assurances that we will generate revenues under the Grant Back Licenses or Supply Agreement. There are no minimum purchase requirements for Cameron Solutions under the Supply Agreement.

For a period of three years following the closing of the Technology Purchase Agreement, the Company and our officers and directors (Raynard Veldman and John Di Bella), have agreed to not participate or cause participation in the oil-and-gas market in relation to phase or constituent sensing or separation which is defined as, liquid-liquid, liquid-solid or liquid-gas separation and gas or liquid sensing, including all product lines and services related thereto and including the Voraxial product line and services, except to the extent necessary to: (i) repair or service, but not remanufacture, any goods the Company sold to third persons prior to closing; (ii) fulfill, on or after closing, any customer obligation; or (iii) comply with any term or condition of the agreement.

Separation Technology - The Grant Back License and Supply Agreement

Pursuant to the Technology Purchase Agreement, the Company signed a Supply Agreement to manufacture the Voraxial Separator for Schlumberger for a period of 3 years and a Grant Back License to sell the Voraxial Separator in other markets outside of the oil and gas markets. The Voraxial Separator is a continuous flow turbo machine that generates a strong centrifugal force, a vortex, capable of separating light and heavy liquids, such as oil and water, or any other combination of liquids and solids at extremely high flow rates. As the fluid passes through the machine, the Voraxial Separator accomplishes this separation through the creation of a vortex. In liquid/liquid and liquid/solid mixtures, this vortex causes the heavier compounds to gravitate to the outside of the flow and the lighter elements to move to the center where an inner core is formed. The liquid stream processed by the machine is divided into separate streams of heavier and lighter liquids and solids. As a result of this process, separation is achieved.

The benefits of the Voraxial Separator include:

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

The Voraxial Separator is a self-contained, non-clogging device that can be powered by an electric motor, diesel engine or by hydraulic power generation. Further, its scalability allows it to be utilized in a variety of industries and to process various amounts of liquid. The following are the various sizes and the corresponding capacity range:

Model	Diameter	Capacity Range
Number	Size	Gallons Per Minute
V1000	1 inch	3 - 5
V2000	2 inches	20 - 70
V4000	4 inches	100 - 500
V8000	8 inches	1,000 - 3,500

We believe that if sales of this technology by Schlumberger materialize in the oil and gas markets, we will have the resources and opportunity under the Grant Back Licenses to pursue other industries on a cost-effective basis, including: mining, municipal wastewater treatment, industrial wastewater, and numerous other industrial production and environmental remediation processes. As clean water becomes less available to the ever-increasing world population, this technology may become more valuable.

The Market

The need for effective and cost efficient wastewater treatment and separation technology is global in scale. Moreover, virtually every industry requires some type of separation process either during the manufacturing process, prior to treatment or discharge of wastewater into the environment, for general clean up, or emergency response capability. Separation processes, however, are largely unknown to the average consumer. These processes are deeply integrated in almost all industrial processes from oil to wastewater to manufacturing. Management believes that the separation technology has applications in most, if not all major separation industries. The unique characteristics of the technology allow it to be utilized either as a stand-alone unit or within an existing system to provide a more efficient and cost effective way to handle the separation needs of the customer. We believe the separation technology can result in a cost savings and other benefits to the customer. These benefits result in and include:

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

We believe that this separation technology is a unique front-end solution for the separation industry that can offer increased productivity while reducing the physical space and energy required to operate the unit. These advantages translate into the potential for substantial operating cost efficiencies that would increase the profitability of the solution’s end user. The unique characteristic to conduct separation without a pressure loss allows the unit to be installed in locations other technologies cannot. For instance, another separation technology called a hydrocyclone requires a significant pressure loss to perform separation.

As environmental regulations, both domestically and internationally, have become more stringent, companies have been required to more effectively treat their wastewater prior to discharge. We believe the Grant Back License offers a great opportunity for the Company as the separation technology can be utilized in most separation applications to significantly increase the efficiency of the separation processes while simultaneously reduce the cost to the end-user.

Manufacturing

We manufacture and assemble the products at our Fort Lauderdale, Florida facilities.

Sources and availability of raw materials

The materials needed to manufacture the components of the products we sell, including the Separation Technology, have been provided by leading companies in the precision equipment industry. We do not have any long term contracts with any supplier. We do not anticipate any shortage of component parts.

Inventory

We maintain a limited inventory of finished parts until we receive a customer order. We currently have various models of the Voraxial Separator in inventory, which may include certain models located at third party facilities on a trial basis.

Marketing

Prior to the Technology Purchase Agreement, management developed relationships with oil service companies and representatives to promote the Voraxial to oil industry customers. Since the Technology Purchase Agreement, we started to develop a marketing program that will include independent sales representatives and relationships with engineering firms to stimulate awareness of the technology for industries outside of the oil and gas market. The Company does not currently have plans to present at tradeshows in 2018.

Intellectual property

Under the Technology Purchase Agreement we sold the Purchased Intellectual Property. We currently hold no patents.

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

Competition

We are subject to competition from other manufacturing facilities who have greater manufacturing capacity which allows them to utilize economy of scale to reduce cost. We are also subject to competition from a number of companies who have greater experience, research abilities, engineering capability and financial resources than we have to market and sell separation technology. Although we believe the separation technology offers applications which accomplish better or similar results on a more cost-effective basis than existing products, other products have, in some instances, attained greater market and regulatory acceptance.

Employees

We currently have seven employees. All of our employees work full-time. None of our employees are members of a union. We believe that our relationship with our employees is favorable. We intend to add additional employees in the upcoming year related to manufacturing and sales.

Item 1A.	Risk Factors.

Our independent auditors have raised substantial doubt about our ability to continue as a going concern.

Our independent auditors have included in their audit report an explanatory paragraph that states that our continuing losses from operations raises substantial doubt about our ability to continue as a going concern. We have not yet generated significant revenues from the Supply Agreement or Grant Back License. There is no assurance that these agreements will generate sufficient revenues and income, nor is there any assurance that we will be able to leverage the Grant Back License and generate sufficient revenues from other industries. You have limited historical financial data and operating results with which to evaluate our business and our prospects under these agreements. Although we achieved operating income in 2017 due to the sale of our proprietary technology, we will continue to incur net losses until we can produce sufficient revenues to cover our costs. At December 31, 2017, we had an accumulated deficit of $14,988,794 including a net income of $2,070,670 for the year ended December 31, 2017, substantially due to the sale of the Purchased Intellectual Property. In addition, we have a working capital deficiency of $166,137 as of December 31, 2017. Although we achieved profitability in 2017, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control, including competitive efforts and general economic trends. In addition, there are no assurances that we will generate any or significant revenues under the Supply Agreement or Grant Back License. Due to these factors, we cannot anticipate with any degree of certainty that we will be able to sustain or increase our profitability on a quarterly or annual basis.

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

Revenues from two customers accounted for approximately 85% of total revenues during 2016 and revenues from two customers accounted for approximately 92% of total revenues during 2017. We do not have any contracts with these customers. If these customers fail to order additional products or we are unable to attract new customers, it could have an adverse effect on our financial condition and results of operations.

We are dependent upon the Supply Agreement and Grant Back License Agreement which have generated limited revenues to date.

Our Supply Agreement and Grant Back License Agreement are important to our future success. To date we have limited revenues under such agreements.  Furthermore, these agreements are non-exclusive and may be terminated if we fail to comply with the terms of such agreements. Failure to generate significant revenues under these agreements or termination of either agreement could have a material adverse effect on our business, financial position and results of operations.

Our market is subject to intense competition. If we are unable to compete effectively, our product may be rendered non-competitive or obsolete.

We are engaged in a segment of the water filtration industry that is highly competitive and rapidly changing. Many large companies, academic institutions, governmental agencies, and other public and private research organizations are pursuing the development of technology that can be used for the same purposes as the Voraxial. We face, and expect to continue to face, intense and increasing competition, as new products enter the market and advanced technologies become available. We believe that a significant number of products are currently under development and will become available in the future that may address the water filtration segment of the market. If other products are successfully developed, it may be better received by the market or introduced before the Voraxial.

Our competitors' products may be more effective, or more effectively marketed and sold, than any of our products. Many of our competitors have:

●	significantly greater financial, technical and human resources than we have and may be better equipped to discover, develop, manufacture and commercialize products; and

●	more extensive experience in marketing water treatment products.

Competitive products may render the Voraxial obsolete or noncompetitive.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

In October 2015, the Company entered into a three (3) year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. The lease is approximately $6,100 per month.

Item 3.	Legal Proceedings.

On or about November 17, 2011, a claim was filed in the Broward County Circuit Court in Fort Lauderdale, Florida against the Company by Raw Energy Tech, LLC. The plaintiff alleged breach of an oral contract between the parties for the alleged design, fabrication and construction of a prototype power pack. Amount of damages sought were approximately $58,000. Effective October 5, 2017, the lawsuit by Raw Energy Tech, LLC against the Company was settled and voluntarily dismissed by the plaintiff. See Footnote J to the Consolidated Financial Statements.

On or about October 23, 2017, a claim was filed in the 17th Judicial Circuit Court in and for Broward County in Fort Lauderdale, Florida, by the plaintiff, Industrial and Oilfield Procurement Services, LLC, against our company.  The case involves an alleged breach of contract between the parties relating to the purchase and sale of a Voraxial unit in 2015. The plaintiff has demanded a refund and damages. We are defending this action, as we believe this claim is without merit.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II.

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Markets under the symbol “EVTN”. The range of high and low bid quotations below are provided by the OTC Markets. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2016	$0.03	$0.02
June 30, 2016	$0.04	$0.03
September 30, 2016	$0.03	$0.03
December 31, 2016	$0.03	$0.02

March 31, 2017	$0.04	$0.02
June 30, 2017	$0.08	$0.04
September 30, 2017	$0.07	$0.03
December 31, 2017	$0.07	$0.04

The last sale price of our common stock as reported on the OTCPink on March 29, 2018, the last reported transaction, was $0.10 per share. As of March 31, 2018, there were approximately 800 record owners of our common stock.

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

Issuer Purchase of Equity Securities

None.

Item 6.	Selected Financial Data.

Information not required by small reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Year ended December 31, 2017 compared to year ended December 31, 2016

Overview

2017 was a transitional year for us as we finalized the sale of our intellectual property to Schlumberger through the Technology Purchase Agreement. We are focusing our efforts and resources to the manufacturing and assembling of the Voraxial Separator for Schlumberger under the Supply Agreement. We were also granted a Grant Back License to market the Voraxial Separator into other markets outside of the oil and gas market which we plan to pursue. To date we have earned limited revenues under the Grant Back Licenses and Supply Agreement.

Revenue

Revenues for the year ended December 31, 2017 decreased by $296,899 to $265,160 or approximately 53% from $562,059 for the year ended December 31, 2016. The decrease in revenues reflects the decrease in Voraxial sales. The decrease corresponds with the transition we are experiencing due to the Technology Purchase Agreement we consummated with Schlumberger and related transactions. We believe there is a market for the Voraxial Separator and that the Grant Back Licenses and Supply Agreement will provide us with the opportunity to increase revenues in the future in both the oil and gas industry and potentially other industries as well, such as mining, industrial and sewage through the Grant Back Licenses.

The majority of revenues in 2017 and 2016 were a result of sales of the Voraxial Separator and auxiliary equipment and parts.

Cost of goods sold increased to $112,193 for the year ended December 31, 2017 from $45,474 during the year ended December 31, 2016 or an increase of $66,719 or approximately 146%. The increase in our cost of goods sold was related to the use of previously written off inventory and increase in pass-through expenses.

Costs and expenses

Total costs and expenses increased by approximately 3% or $32,387 to $968,972 for the year ended December 31, 2017 as compared to $936,585 for the year ended December 31, 2016. The increase was due to a $132,494 increase in payroll expense, which was partially offset by decreases in general and administrative expenses and professional fees.

General and administrative expenses

General and Administrative expenses decreased by 1% or $1,284 to $223,695 for the year ended December 31, 2017 from $222,411 for the year ended December 31, 2016. We reduced our sales and marketing expenditures as we entered into the Technology Purchase Agreement with Schlumberger. Our general and administrative expenses primarily consist of sales and marketing, rent, travel, insurance and other general overhead expenses.

Professional Fees and Payroll Expenses

Professional fees decreased by approximately 52% or $101,391 to $94,964 for the year ended December 31, 2017 from $196,355 for the year ended December 31, 2016. The decrease was primarily due to the decrease in our legal, professional and investment banking fees associated with discussions, negotiations and due diligence with various companies interested in entering into strategic relationships and material transactions with our Company, including but not limited to the Technology Purchase Agreement, which primarily occurred in 2016. Payroll expense increased $132,494 or 26% to $650,313 the year ended December 31, 2017 as compared to $517,819 for the year ended December 31, 2016. The increase in 2017 payroll primarily relates to the addition of personnel both full-time and part-time and increased overtime as our manufacturing activity increased to comply with the production of Voraxial Separators under the Technology Purchase Agreement.

Liquidity and capital resources

At December 31, 2017, we had a working capital deficiency of $166,137, cash of $1,010,434 and an accumulated deficit of $14,988,794. For the year ended December 31, 2017, we had a net income of $2,070,670 due to the sale of our intellectual property.

On December 29, 2016, the Company entered into a termination, assignment, settlement and general release agreement with an inventor named on certain Company patents and party to a use agreement with the Company. Under the release agreement the parties agreed to mutual releases and the inventor agreed to (1) terminate the use agreement and all rights to the patents and (2) assign any remaining rights to the patents to the Company. The Company paid the inventor $45,000 (the “Termination Fee”) on May 6, 2017.

During 2017 the Company’s chief executive officer advanced the Company $46,354 for working capital. These advances were non-interest bearing and due on demand. The loans were repaid as of December 31, 2017.

On February 3, 2017, the Company received an advance of $150,000 from a third party investor pursuant to a $165,000 discounted promissory note. The Company shall pay interest to the noteholder on the principal face amount of $165,000 at a rate of 2.5% per month in the event the note is not repaid on or before May 31, 2017. The note was repaid as of December 31, 2017. As additional consideration for the advance, the Company issued the third party 50,000 shares of the Company’s common stock with a fair value of $1,000. Proceeds from the advance have been used to satisfy working capital requirements.

On May 25, 2017, the Company received advances in the aggregate of $70,000 from two third party investors pursuant to two $37,000 discounted promissory notes. The Company shall pay interest to the noteholder on the principal face amount of $37,000 at a rate of 2.5% per month in the event the note is not repaid on or before May 31, 2018. The notes were repaid as of December 31, 2017. As additional consideration for the advance, the Company issued each investor 10,000 shares of the Company’s common stock with a total fair value of $1,000. Proceeds from the advance have been used to satisfy working capital requirements.

One June 8, 2017, we completed the Technology Purchase Agreement and recognized a gain on the sale of our intellectual property of $3,000,000 less direct costs of $80,000, which include the Termination Fee and consulting fees.

In July 2017, the Company entered into a financing agreement for the purchase of CNC machining equipment valued at approximately $426,000. The machining equipment was received in July 2017 and will be used for the manufacture of Voraxial Separators in preparation of potential future orders under the Supply Agreement and sales pursuant to the Grant Back Licenses. Under the terms of the agreement the Company made an initial down payment of $85,661 and is required to make monthly payments of $6,788 through January 2023.

Continuing losses

While the Company has historically experienced recurring net losses, on June 8, 2017, the Company completed the Technology Purchase Agreement and entered into the Supply Agreement with Cameron Solutions. In addition, Schlumberger granted us the Grant Back Licenses for the sale of Voraxial products outside the oil and gas industry. Our management believes that the Grant Back License will provide us the opportunity to possibly leverage future Schlumberger sales in the oil and gas market to penetrate the sale and use of licensed Voraxial products to other industries, including, but not limited to mining, sewage and wastewater. We believe that including our current cash resources and anticipated revenue to be generated under the Grant Back Licenses and Supply Agreement, we will have sufficient resources to continue business operations in excess of 12 months. However, there are no assurances that we will generate any or significant revenues under the Supply Agreement or Grant Back License and there is limited historical financial data and operating results with which to evaluate our business and our prospects under the new agreements.

Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control. These factors include competitive efforts and general economic trends. Due to these factors, we cannot anticipate with any degree of certainty what our revenues will be in future periods. Our independent auditors have included in their audit report an explanatory paragraph that states that our continuing losses from operations raises substantial doubt about our ability to continue as a going concern. Although we achieved profitability in 2017, such profit was due to the closing of the Technology Purchase Agreement and we may not be able to sustain or increase our profitability on a quarterly or annual basis. If we fail to sustain or increase our profitability on a quarterly or annual basis, or to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection. As a result of the above, there is substantial doubt about the ability of the Company to continue as a going concern and the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Income Taxes

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018; limitation of the tax deduction for interest expense; limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely); modifying or repealing many business deductions and credits, including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”; and repeal of the federal Alternative Minimum Tax (“AMT”).

The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In connection with the initial analysis of the impact of the TCJA, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company's deferred tax assets and liabilities was offset by a change in the valuation allowance.

The Company is still in the process of analyzing the impact to the Company of the TCJA. Where the Company has been able to make reasonable estimates of the effects related to which its analysis is not yet complete, the Company has recorded provisional amounts. The ultimate impact to the Company’s consolidated financial statements of the TCJA may differ from the provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be complete when the Company’s 2017 U.S. corporate income tax return is filed in 2018.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC, did not, or are not believed by management, to have a material impact on the Company's present or future financial statements, except as follows:

In February 2016, the FASB issued ASU 2016-02 “Leases,” which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We do not believe this ASU will have an impact on our results of operation, cash flows, other than presentation, or financial condition.

In April 2016, the FASB issued ASU 2016–10 “Revenue from Contract with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgment necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Information not required by smaller reporting company.

Item 8.	Financial Statements and Supplementing Data

The financial statements required by this report are included, commencing on F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer who also serves as our principal financial and accounting officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2017. Based upon that evaluation at the end of the period covered by this annual report our Chief Executive Officer concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communications to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the 2013 criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of December 31, 2017, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses. These material weaknesses in our internal control over financial reporting result from no segregation of duties, no multiple level of review in the financial close process and lack of experienced accounting staff with expertise in the application of GAAP.

 In order to remediate these material weaknesses in our internal control over financial reporting, we will need to:

•	create a position to segregate duties consistent with control objectives and will increase our personnel resources; and
•	hire experienced independent third parties or consultants to provide additional expert advice as needed.

Until such time as we remediate the material weaknesses in our internal control over financial reporting, there is a likelihood that our financial statements in future periods may contain errors which will require a restatement.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and executive officers

The following sets forth the names and ages of our officers and directors. Our directors are elected annually by our shareholders, and the officers are appointed annually by our board of directors.

Name	Age	Position
John A. DiBella	46	Chief Executive Officer, Chief Financial Officer and Director
Raynard Veldman	57	Director

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

Board of Directors

Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified. If any director resigns, dies or is otherwise unable to serve out his or her term, or if the Board increases the number of directors, the Board may fill any vacancy by a vote of a majority of the directors then in office, although less than a quorum exists. A director elected to fill a vacancy shall serve for the unexpired term of his or her predecessor. Vacancies occurring by reason of the removal of directors without cause may only be filled by vote of the stockholders.

Board leadership structure and board’s role in risk oversight

The board of directors is comprised of one member of our management and one independent director. Given the size of our company, our Board believes the current leadership structure is appropriate for our company. As our company grows, we expect to expand our board of directors through the appointment of independent directors.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including credit risk, interest rate risk, liquidity risk, operational risk, strategic risk and reputation risk. Management is responsible for the day-to-day management of the risks we face and have responsibility for the oversight of risk management in their dual roles as directors.

Committees of the board of directors; stockholder nominations; audit committee financial expert

We have not established any committees comprised of members of our board of directors, including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing similar functions. The functions of those committees are being undertaken by our board of directors as a whole.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our board of directors established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our board of directors. Given the early stage of our business, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or board of directors who:

●	understands generally accepted accounting principles and financial statements;

●	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves;

●	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements;

●	understands internal controls over financial reporting; and

●	understands audit committee functions.

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our board of directors.

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

Item 11.	Executive compensation.

The table below sets forth compensation for the past two years awarded to, earned by or paid to our chief executive officer and our two most highly compensated executive officers other than our chief executive officer who were serving as executive officers at December 31, 2017 (the “Named Executives”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
John A. DiBella	2016	$305,000	--	--	0	--	--	--	$305,000
President, Chief Executive Officer and Chief Financial Officer	2017	$305,000	--	--	0	--	--	--	$305,000

Outstanding Equity Awards At December 31, 2017

Listed below is information with respect to unexercised options for each Named Executive as of December 31, 2017.

		Option Awards						Stock Awards

	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares, Units Or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexcercisable
John A. DiBella	7,700,000	--	$0.01	11/15/2023	--	--	--	--

Employment agreements

We are not a party to an employment agreement with Mr. DiBella. His compensation is determined by the Board of Directors of which he is one of the two members. For the years ended December 31, 2017 and 2016, the Company incurred salary expenses from the Chief Executive Officer of the Company of $305,000 and $305,000, respectively. For the year ended December 31, 2017, the Company paid Mr. DiBella $580,000, including accrued salary. The unpaid accrued balances as of December 31, 2017 and 2016, are $1,189,761 and $1,464,761, respectively. The timing of the payment of any of the accrued but unpaid compensation due Mr. DiBella may be determined by the Board of Directors at any time. In addition, Mr. DiBella’s compensation may be changed at any time by the Board of Directors. Effective January 1, 2018, the board of directors of the Company reduced Mr. DiBella’s annual compensation to $210,000.

Director Compensation

Prior to July 1, 2017, none of our directors received compensation for services performed as directors. Effective July 1, 2017, the board of directors agreed to compensate our independent directors. Currently, our board compensation plan effective for non-management directors consists of a $1,000 monthly cash payment through June 30, 2019.

In addition board members may be reimbursed for out-of-pocket expenses related to participation in board and committee meetings. No reimbursable payments were made during 2017.

The table below provides information concerning the compensation paid to our independent directors for their services as members of our board of directors for the year ended December 31, 2017. The information in the following table excludes any reimbursement of out-of-pocket travel and lodging expenses which we may have paid.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Raynard Veldman	$6,000 (1)	—	—	—	—	—	$6,000(1)

(1)	Excludes consulting fees of $15,000 paid to Mr. Veldman commencing July 1, 2017 through December 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The table below sets forth information with respect to the beneficial ownership of our securities as of March 31, 2018 by: (1) each person known by us to be the beneficial owner of five percent or more of our outstanding securities, and (2) executive officers and directors, individually and as a group. Unless otherwise indicated, we believe that the beneficial owner has sole voting and investment power over such shares. As of March 31, 2018, we had 33,534,497 shares of common stock issued and outstanding. Unless otherwise noted below, the address for each shareholder is 821 NW 57th Place, Fort Lauderdale, Florida 33309.

Name and Address of	Number of Shares	Percentage of
Beneficial Owner	Beneficially Owned	Ownership
Adele DiBella	6,095,500(1)	16.3%
John A. DiBella	10,428,616(2)	25.3%
Raynard Veldman	2,750,000(3)	8.0%
All officers and directors as a group (two persons)	13,178,616(2)(3)	31.3%

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

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information pertaining to all compensation plans under which equity securities of our company are authorized for issuance as of December 31, 2017.

Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued upon	exercise price	future issuance under
	exercise of	of outstanding	equity compensation
	outstanding options,	Options	plans (excluding securities
	warrants and rights	warrants and rights	reflected in 1st column)
Equity compensation plans approved by security holders	--	N/A	--

Equity compensation plans not approved by security holders	13,465,000	$0.01	--
Total	13,465,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The Company has one independent director, Raynard Veldman. Mr. Veldman is considered “independent” as defined under Rule 5605 of the Nasdaq Marketplace Rules.

From July 1, 2017 through December 31, 2017 Raynard Veldman, a member of the Company’s board of directors, received consulting fees of $15,000. The Company currently pays Mr. Veldman $2,500 per month for consulting services through June 30, 2019.

PART IV.

Item 14.	Principal Accountant Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by Liggett & Webb, P.A. for the years ended December 31, 2017 and 2016.

	2017	2016

Audit Fees	$32,000	$29,251
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$32,000	$29,251

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2017 were pre-approved by the entire board of directors.

Item 15.	Exhibits and Financial Data Schedules.

(b)	Exhibit No.	Description of Exhibit

	2	Agreement and Plan of Reorganization(incorporated by reference to Exhibit 2 to the Registration Statement on Form 10, filed November 3, 1999, as amended (the “Form 10”).
	3(i)	Articles of Incorporation (incorporated by reference to the Form 10)
	3(ii)	Bylaws(incorporated by reference to the Form 10)
	3(iii)	Articles of Amendment to the Articles of Incorporation (incorporated by reference to the Current Report on Form 8-K filed November 13, 2017)
	4.1	Form of Notice Regarding the Amendment to Option (incorporated by reference to the Current Report on Form 8-K as filed on September 4, 2014)
	10.1	Promissory Note dated February 3, 2017 (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2016)
	10.2	Technology Purchase Agreement between Schlumberger Technology Corporation, Schlumberger Canada Limited, and Schlumberger B.V. And Enviro Voraxial Technology, Inc. and Florida Precision Aerospace, Inc. dated as of March 13, 2017 (incorporated by reference to the Current Report on Form 8-K as filed on March 15, 2017)
	14	Code of Ethics (incorporated by referenced to the Annual Report on Form 10-KSB for the year ended December 31, 2013)

21	Subsidiaries of the Registrant (incorporated by reference to the Form 10)
31.1	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-4(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer*

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRO TECHNOLOGIES, INC.

By: /s/ John A. DiBella

John A. DiBella

Chief Executive Officer

April 12, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By: /s/ John A. DiBella

John A. DiBella,

Director, Chief Executive Officer, principal executive officer, principal financial and accounting officer

April 12, 2018

By: /s/ Raynard Veldman

Raynard Veldman, Director

April 12, 2018

INDEX TO FINANCIAL STATEMENTS ENVIRO TECHNOLOGIES, INC. CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2017 AND 2016	F-2
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016	F-3

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6 – F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Enviro Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Enviro Technologies, Inc. and Subsidiary (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in shareholders’ deficiency and cash flows for each of the two years then ended, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016 and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has a working capital deficiency of approximately $166,000 and an accumulated deficit of approximately $14,989,000 as of December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters are described in Note B of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures including examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits include evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2012

Boynton Beach, Florida

April 12, 2018

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,010,434	$40,973
Accounts receivable, net	154,104	1,452
Inventory, net	171,434	76,897
Prepaid expenses	15,721	--
Total current assets	1,351,693	119,322
FIXED ASSETS, NET	439,495	11,017
OTHER ASSETS	10,526	10,026
Total Assets	$1,801,714	$140,365

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$201,677	$480,057
Accrued expenses – related party	1,233,423	1,643,408
Deposits	32,090	95,690
Note Payable – Bank of America, current portion	50,640	--
Total current liabilities	1,517,830	2,219,155

LONG-TERM LIABILITIES
Note Payable – Bank of America, less current portion	290,004	--
Total Liabilities	1,807,834	2,219,155

COMMITMENTS AND CONTINGENCIES (See Note J)

SHAREHOLDERS’ DEFICIENCY
Common stock, $.001 par value, 250,000,000 shares authorized; 33,534,497 and 33,464,497 shares issued and outstanding as of December 31, 2017 and December 31, 2016	33,535	33,465
Additional paid-in capital	14,949,139	14,947,209
Accumulated deficit	(14,988,794)	(17,059,464)
Total shareholders’ deficiency	(6,120)	(2,078,790)
Total liabilities and shareholders’ deficiency	$1,801,714	$140,365

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016
Revenues:
Sales	$265,160	$496,088
Rentals	—	65,971
Total revenue	265,160	562,059

Cost of goods sold	112,193	45,474

Gross profit	152,967	516,585

Expenses:
General and administrative	223,695	222,411
Professional Fees	94,964	196,355
Payroll expenses	650,313	517,819
Total costs and expenses	968,972	936,585
Loss from operations	(816,005)	(420,000)

Other Income and (Expenses):
Sale – Intellectual property	2,920,000	—
Loss on transfer of leased assets	—	(91,400)
Interest expense	(33,325)	(24,393)
Total other expense	2,886,675	(115,793)
Net income (loss) before provision for income taxes	2,070,670	(535,793)
Provision for Income taxes	—	—
Net income (loss)	$2,070,670	$(535,793)
Net Income (loss) per share
Basic	$0.06	$(0.02)
Diluted	$0.05	$(0.02)
Weighted average number of common shares
Basic	33,522,004	33,464,497
Diluted	43,139,861	33,464,497

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance - December 31, 2015	33,464,497	$33,465	$14,947,209	$(16,523,671)	$(1,542,997)
Net loss	—	—	—	(535,793)	(535,793)
Balance - December 31, 2016	33,464,497	$33,465	$14,947,209	$(17,059,464)	$(2,078,790)
Stock issued with notes payable	70,000	70	1,930	—	2,000
Net income	—	—	—	2,070,670	2,070,670
Balance - December 31, 2017	33,534,497	$33,535	$14,949,139	$(14,988,794)	$(6,120)

 The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016
Cash Flows From Operating Activities:
Net income (loss)	$2,070,670	$(535,793)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Provision for Inventory Reserves	(24,657)	(45,000)
Provision for Doubtful Accounts	(6,078)	6,078
Depreciation	22,108	22,035
Stock issued for interest	2,000	—
Changes in assets and liabilities:
Accounts receivable	(146,574)	86,747
Inventories	(69,880)	64,338
Prepaid expenses	(15,721)	—
Other Assets	(500)	—
Accounts payable, accrued expenses and deposits	(278,380)	51,606
Accrued expenses – related party	(409,985)	317,249
Deposits	(63,600)	—

Net cash provided by (used in) operating activities	1,079,403	(32,740)

Cash Flows From Investing Activities:
Purchase of equipment	(109,942)	—
Net cash used in Investing Activities	(109,942)	—

Cash Flows From Financing Activities:
Advances from Related Party	46,354	—
Repayments to Related Party	(46,354)	—
Note Payable Issuances	220,000	—
Repayments of Notes Payable	(220,000)	—
Net Cash used in financing activities	—	—

Net increase (decrease) in cash and cash equivalents	969,461	(32,740)

Cash and cash equivalents, beginning	40,973	73,713

Cash and cash equivalents, end of period	$1,010,434	$40,973

Supplemental Disclosure:
Cash paid during the year for interest	$30,528	$39,749
Cash paid during the year for taxes	$—	$—

Supplemental Disclosure of non-cash investing and financing activities:
Financed purchase of equipment	$340,644	$—

Stock issued with notes payable	$2,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

Enviro Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

NOTE A - ORGANIZATION AND OPERATIONS

Enviro Technologies, Inc., an Idaho corporation (the “Company”), is a manufacturer of environmental and industrial separation technology. The Company developed, and now manufactures the Voraxial® Separator for Schlumberger for a period of 3 years. The Voraxial is a patented technology that was sold to Schlumberger Technology Corporation, a Texas corporation, Schlumberger Canada Limited, a Canadian entity, and Schlumberger B.V., an entity organized under the laws of the Netherlands (collectively, “Schlumberger”) on June 8, 2017. The Company received a Grant Back License to sell the Separation Technology in markets outside of the oil and gas markets, which include oil exploration and production, oil refineries, oil spill, mining, sewage, manufacturing, waste-to-energy and food processing industry.

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

NOTE B – going concern

While the Company has historically experienced recurring net losses, on June 8, 2017, the Company completed a Technology Purchase Agreement with Schlumberger for the sale of the Company’s intellectual property in consideration of up to $4,000,000, of which $3,000,000 was paid at closing and $1,000,000 is payable upon the completion of both: (i) the complete transfer of the intellectually property to Schlumberger; and (ii) the provision to transfer information, assets and services to Schlumberger, which is estimated to be approximately 12 months from the closing date. In addition, at closing FPA entered into a Framework Agreement (the “Supply Agreement”) with Cameron Solutions, Inc. (“Cameron Solutions”), a Houston, Texas-based company engaged in the development, manufacture and sale of equipment used in the oil and gas industry. Under the terms of the three-year Supply Agreement, FPA is the exclusive supplier to Cameron Solutions of certain Voraxial series products for use in the oil and gas industry. Pursuant to the Technology Purchase Agreement, Schlumberger also granted us non-exclusive, worldwide, royalty-free licenses (the “Grant Back Licenses”) for the sale of Voraxial products outside the oil and gas industry. Our management believes that the Grant Back License will provide us the opportunity to possibly leverage future Schlumberger sales in the oil and gas market to penetrate the sale and use of licensed Voraxial products to other industries, including, but not limited to mining, sewage and wastewater. We believe that including our current cash resources and anticipated revenue to be generated under the Grant Back Licenses and Supply Agreement, we will have sufficient resources to continue business operations in excess of 12 months. However, we have not yet generated significant revenues from the Supply Agreement or Grant Back License. There is no assurance that the Supply Agreement will generate sufficient revenues and income, nor is there any assurance that we will be able to leverage the Grant Back License and generate sufficient revenues from other industries. At December 31, 2017, we had an accumulated deficit of $14,988,794 including a net income of $2,070,670 for the year ended December 31, 2017, substantially due to the sale of the Purchased Intellectual Property. At December 31, 2017, we had a working capital deficiency of $166,137. Although we achieved profitability in 2017, we may not be able to sustain or increase our profitability on a quarterly or annual basis. If we fail to sustain or increase our profitability on a quarterly or annual basis, or to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection. As a result of the above, there is substantial doubt about the ability of the Company to continue as a going concern and the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company, Enviro Technologies, Inc., and its wholly-owned subsidiary, Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities

Enviro Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. As of December 31, 2017 there was $32,090 of deposits from customers.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually three to twelve months.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The company maintains allowances for doubtful accounts for estimated losses. The company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is a doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, and its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collections. At December 31, 2017 and 2016, the Company has $60,254 and $66,332 in the allowance for doubtful accounts, respectively.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at December 31, 2017 and 2016, approximate their fair value because of their relatively short-term nature.

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of December 31, 2017 and 2016.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of December 31, 2017 and 2016.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of December 31, 2017 and 2016.

Enviro Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate limits. As of December 31, 2017, we have a cash concentration in excess of the FDIC limit of $719,068.

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

Due to the Company reflecting net income for the year ended December 31, 2017, the effect of 13,465,000 options are dilutive. A separate computation of diluted earnings (loss) per share is presented using the treasury stock method. Since the Company reflected a net loss for the year ended December 31, 2016, the 13,465,000 options are anti-dilutive.

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

Research and Development Expenses

Research and development costs, which includes travel expenses, consulting fees, subcontractors and salaries are expensed as incurred. There was $12,705 and $0 in research and development costs during December 31, 2017 and 2016, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses. There was $1,159 and $6,941 in advertising costs during December 31, 2017 and 2016, respectively.

Stock-Based Compensation

The Company adopted ASC Topic 718 formerly Statement of Financial Account Standard (SFAS) No. 123(R) effective January 1, 2006. This standard requires compensation expense relating to share-based payments to be recognized in net income using a fair-value measurement method. Under the fair value method, the estimated fair value of awards is charged to income on a straight-line basis over the requisite service period, which is generally the vesting period.

Equity instruments issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees. In general, the measurement date

Enviro Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company did not have any impairment of long-lived assets in December 31, 2017 and 2016.

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

In February 2016, the FASB issued ASU 2016-02 “Leases,” which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We do not believe this ASU will have an impact on our results of operation, cash flows, other than presentation, or financial condition.

In April 2016, the FASB issued ASU 2016–10 “Revenue from Contract with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgment necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Enviro Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

NOTE E- INVENTORY

Inventory as of December 31 consists of:

	2017	2016
Raw Materials, net	$32,074	$64,847
Work in Progress, net	139,360	—
Finished Goods, net	—	12,050
Total	$171,434	$76,897

Inventory amounts are presented net of impairment of $42,752 and $67,409 as of December 31, 2017 and 2016, respectively.

NOTE F - FIXED ASSETS

Fixed assets as of December 31 consists of:
	2017	2016
Machinery and equipment	$933,245	$482,659
Furniture and fixtures	14,498	14,498
Autos and Trucks	5,294	5,294
Total	953,037	502,451
Less: accumulated depreciation	(513,542)	(491,434)
Fixed Assets, net	$439,495	$11,017

Depreciation expense was $22,108 and $22,035 for the years ended December 31, 2017 and 2016, respectively.

In July 2017, the Company entered into a financing agreement for the purchase of CNC machining equipment valued at approximately $426,000. The machining equipment was received in July 2017 and will be used for the manufacture of Voraxial Separators in preparation of potential future orders under the Supply Agreement and sales pursuant to the Grant Back Licenses. Under the terms of the agreement the Company made an initial down payment of $85,661 and is required to make monthly payments of $6,788 through January 2023. In addition, the Company incurred $24,281 of installation costs.

NOTE G – NOTES PAYABLE

On February 3, 2017, the Company received an advance of $150,000 from a third party investor pursuant to a $165,000 discounted promissory note (the “February 2017 Note”). The Company agreed to pay interest to the noteholder on the principal face amount of $165,000 at a rate of 2.5% per month in the event the February 2017 Note was not repaid on or before May 31, 2017. The February 2017 Note was repaid as of December 31, 2017. As additional consideration for the February 2017 Note, the Company issued the noteholder 50,000 shares of the Company’s common stock with a fair value of $1,000. See Note I below.

On May 25, 2017, the Company received advances in the aggregate of $70,000 from two third party investors pursuant to two $37,000 discounted promissory notes (the “May 2017 Notes”). The Company agreed to pay interest to the noteholders on the principal face amount of the May 2017 Notes at a rate of 2.5% per month in the event the May 2017 Notes were not repaid on or before May 31, 2018. The May 2017 Notes were repaid as of December 31, 2017. As additional consideration for the May 2017 Notes, the Company issued each noteholder 10,000 shares of the Company’s common stock with a total fair value of $1,000. See Note I below.

In July 2017, the Company entered into a financing agreement for the purchase of CNC machining equipment valued at approximately $426,000. The machining equipment was received in July 2017 and will be used for the manufacture of Voraxial Separators in preparation of potential future orders under the Supply Agreement and sales pursuant to the Grant Back Licenses. Under the terms of the agreement the Company made an initial down payment of $85,661 and financed the remaining balance of $340,644. The Company is required to make monthly payments of $6,788 through January 2023.

Enviro Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Future minimum payments at December 31, 2017 are as follows:

2018	$74,668
2019	81,456
2020	81,456
2021	81,456
2022 and thereafter	88,244
Future Minimum Equipment Note Payable Payments	407,280
Less Amount Representing Interest	(66,636)
Present Value of Minimum Equipment Note Payable Payments	340,644
Less Current Portion	(50,640)
Long-Term Obligations under Equipment Note Payable	$290,004

NOTE H - RELATED PARTY TRANSACTIONS

For each of the years ended December 31, 2017 and 2016, the Company incurred salary expenses from the Chief Executive Officer of the Company of $305,000. For December 31, 2017, $580,000 of salary and accrued salary has been paid for the year. The unpaid balance has been included in accrued expenses- related party. As of December 31, 2017 and 2016, the accrued salary is $1,189,761 and $1,464,761, respectively.

As of December 31, 2017 and 2016, the Company owes the estate of its former Chief Executive Officer $0 and $158,898, which is also included in accrued expenses- related party. The amount was paid in full in 2017.

The CEO advanced $46,354 to the Company for working capital in 2017. This advance is non-interest bearing and due on demand. The CEO was repaid the full amount in 2017.

Effective July 1, 2017, Raynard Veldman, a member of the Company’s board of directors receives a fee of $2,500 per month for consulting services through June 30, 2019. From July 1, 2017 through December 31, 2017 Raynard Veldman received consulting fees of $15,000.

NOTE I – SHAREHOLDERS’ EQUITY

Common Stock

As additional consideration for the February 2017 Note, the Company issued the noteholder 50,000 shares of the Company’s common stock with a fair value of $1,000. See Note G above.

As additional consideration for the May 2017 Notes, the Company issued each noteholder 10,000 shares of the Company’s common stock with a total fair value of $1,000. See Note G above.

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

Enviro Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

In December 2015, the Company reduced the exercise price of options issued to employees and consultants to purchase an aggregate of 13,465,000 shares of common stock issued since 2002 to an exercise price of $0.01 per share. The Company calculated the fair value of the extended options by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 347%; risk-free interest rates of 2.09% and expected lives of eight years. The Company recorded a charge of $0 related to the option repricing during the year ended December 31, 2015.

Information with respect to options outstanding and exercisable at December 31, 2017 and 2016 is as follows:

	Number	Range of Exercise	Number
	Outstanding	Price	Exercisable

Balance, December 31, 2016	13,465,000	$0.01	13,465,000
Issued	-	-	-
Expired	-	-	-
Balance, December 31, 2017	13,465,000	$0.01	13,465,000

Number Outstanding December 31, 2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2017	Weighted Average Exercise Price
13,465,000	5.88	0.01	13,465,000	$0.01
13,465,000	-	-	13,465,000

The following table summarizes information about the stock options outstanding at December 31, 2016:
Exercise Price	Number Outstanding at December 31, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2016	Weighted Average Exercise Price
$0.01	13,465,000	6.88	0.01	13,465,000	$0.01
	13,465,000	-	-	13,465,000

The aggregate intrinsic value represents the excess amount over the exercise price optionees would have received if all the options have been exercised on the last business day of the period indicated based on the Company’s closing stock price of for such day. The aggregate intrinsic value as of December 31, 2017 is $538,600.

NOTE J - COMMITMENTS AND CONTINGENCIES

Termination of Use Agreement

On December 29, 2016, the Company entered into a termination, assignment, settlement and general release agreement with an inventor named on certain Company patents and party to a use agreement with the Company. Under the release agreement the parties agreed to mutual releases and the inventor agreed to (1) terminate the use agreement and all rights to the patents and (2) assign any remaining rights to the patents to the Company in consideration of $45,000 (the “Termination Fee”), which was included as a direct cost of the Technology Purchase Agreement. The Company satisfied its obligation to the inventor in May, 2017.

Litigation

On or about November 17, 2011, a claim was filed in the Broward County Circuit Court in Fort Lauderdale, Florida against the company by Raw Energy Tech, LLC. The plaintiff alleges breach of an oral contract between the parties for the alleged design, fabrication and construction of a prototype power pack. Amount of damages sought are approximately $58,000. On October 5, 2017 the lawsuit by Raw Energy Tech, LLC against the Company was settled and voluntarily dismissed by the plaintiff..

On or about October 23, 2017, a claim was filed in the 17th Judicial Circuit Court in and for Broward County in Fort Lauderdale, Florida, by the plaintiff, Industrial and Oilfield Procurement Services, LLC, against our company.  The case involves an alleged breach of contract between the parties relating to the purchase and sale of a Voraxial unit in 2015. The plaintiff has demanded a refund and damages. We are defending this action, as we believe this claim is without merit.

Enviro Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Operating Lease

In October 2015, the Company entered into a three (3) year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. The lease is $6,100 per month, which includes common area maintenance, taxes and insurance. The Company has the option to terminate the lease with three months’ notice.

Future minimum lease payments for operating leases at December 31, 2017 are as follows:

2018	$54,900
2019	—
Total	$54,900

NOTE K - SALE OF INTELLECTUAL PROPERTY

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

At closing, we sold our intellectual property (the “Purchased Intellectual Property”), substantially consisting of the Voraxial patents, marks, software and copyrights, to Schlumberger in consideration of up to $4,000,000, of which $3,000,000 was paid to us at closing and $1,000,000 is payable upon the completion of both: (i) the complete transfer of the Purchased Intellectually Property to Schlumberger; and (ii) the provision to transfer information, assets and services to Schlumberger, which is estimated to be approximately 12 months from the closing date. We recognized a gain on the sale of our intellectual property of $3,000,000 less direct costs of $80,000, consisting of the Termination Fee and consulting fees.

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

NOTE L – MAJOR CUSTOMERS

For the year ended December 31, 2017, two customers accounted for approximately 92% of revenues. For the year ended December 31, 2016, two customers accounted for approximately 85% of revenues.

Enviro Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Major customer concentrations as of and for the year ended December 31, 2017 are as follows:

	Sales		Accounts
Customer	Amount	Percent	Receivable	Percent
C	$ 152,099	57%	$152,099	99%
D	$ 92,947	35%	$ −	−

Major customer concentrations as of and for the year ended December 31, 2016 are as follows:

	Sales		Accounts
Customer	Amount	Percent	Receivable	Percent
A	$ 360,000	64%	$ −	−
B	$ 115,985	21%	$ −	−

NOTE M – INCOME TAX

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018; limitation of the tax deduction for interest expense; limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely); modifying or repealing many business deductions and credits, including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”; and repeal of the federal Alternative Minimum Tax (“AMT”).

The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In connection with the initial analysis of the impact of the TCJA, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company's deferred tax assets and liabilities was offset by a change in the valuation allowance.

The Company is still in the process of analyzing the impact to the Company of the TCJA. Where the Company has been able to make reasonable estimates of the effects related to which its analysis is not yet complete, the Company has recorded provisional amounts. The ultimate impact to the Company’s consolidated financial statements of the TCJA may differ from the provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be complete when the Company’s 2017 U.S. corporate income tax return is filed in 2018.

At December 31, 2017 and 2016 we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by the Federal statutory tax rate of 34%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has been established at December 31, 2017 and 2016.

The significant components of the deferred tax asset at December 31, 2017 and 2016 were as follows:

	For the Years Ended December 31
	2017	2016
Statutory rate applied to income (loss) before income taxes	$779,193	$(203,601)
Increase (decrease) in income taxes results from:
Non-deductible expense	753	—
Change in tax rate estimates	1,321,015	—
Change in valuation allowance	(2,100,961)	203,601
Income tax expense (benefit)	$—	$—

Enviro Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The difference between income tax expense computed by applying the federal statutory corporate tax rate and provision for actual income tax is as follows:

	For the Years Ended December 31
	2017	2016
Income tax benefit at U.S. statutory rate of 34%	34.00%	-34.00%
Income tax benefit - State	3.63%	-3.63%
Non-deductible expense	0.03%	0.00%
Change in tax rate estimates	63.80%	0.00%
Change in valuation allowance	-101.46%	37.63%
Income tax expense (benefit)	—	—

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The effects of temporary differences that gave rise to deferred tax assets are as follows:

	For the Years Ended December 31
Deferred tax assets:	2017	2016
Operating loss carryforwards	$2,687,998	$4,788,959
Gross deferred tax assets	2,687,998	4,788,959
Valuation allowance	(2,687,998)	(4,788,959)
Net deferred income tax asset	$—	$—

Decrease in the deferred income tax asset is attributable to the change in tax rate estimates and the estimated deferred income tax benefit of approximately $1,098,000 arising from operating loss carrybacks. The change in valuation allowance for the years ended December 31, 2017 and 2016 was a (decrease) increase of $(2,100,961) and $203,601, respectively.

The Company has made a 100% valuation allowance of the deferred income tax asset at December 31, 2017, as it is not expected that the deferred tax assets will be realized. The Company has a net operating loss carryforward of $10,605,634 available to offset future taxable income.

The Company’s federal income tax returns for 2015, 2016 and 2017 remain subject to examination by the Internal Revenue Services and state tax authorities.

NOTE N – SUBSEQUENT EVENTS

On January 4, 2018 the Company’s board of directors reduced the annual compensation of the Company’s chief executive officer to $210,000, effective as of January 1, 2018.

