Form 10-Q
period 2018-03-31
ENVIRO TECHNOLOGIES, INC.
filed 2018-05-15
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

___________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 15, 2018, we had 33,784,497 shares of our Common Stock outstanding.

PART I.	CONDENSED CONSOLIDATED FINANCIAL INFORMATION
Item 1.	Financial Statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018 (unaudited)	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$754,793	$1,010,434
Accounts receivable, net	121,914	154,104
Inventory, net	336,203	171,434
Prepaid expenses	34,334	15,721

Total current assets	1,247,244	1,351,693

FIXED ASSETS, NET	428,231	439,495

OTHER ASSETS	10,526	10,526

Total assets	$1,686,001	$1,801,714

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$264,042	$201,677
Equipment note payable, current portion	60,689	50,640
Accrued Expenses – related party	1,304,259	1,233,423
Deposits	—	32,090

Total current liabilities	1,628,990	1,517,830

LONG-TERM LIABILITIES:
Equipment note payable, less current portion	274,446	290,004
Total liabilities	1,903,436	1,807,834
COMMITMENTS AND CONTINGENCIES (See Note G)	—	—

SHAREHOLDERS' DEFICIENCY :
Common stock, $.001 par value, 250,000,000 shares authorized; 33,534,497 and 33,534,497 shares issued and outstanding as of March 31, 2018 and December 31, 2017	33,535	33,535
Additional paid-in capital	14,949,139	14,949,139
Accumulated deficit	(15,200,109)	(14,988,794)
Total shareholders' deficiency	(217,435)	(6,120)

Total liabilities and shareholders' deficiency	$1,686,001	$1,801,714

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Revenues:
Sales	$113,927	$91,351
Total Revenues	113,927	91,351

Cost of goods sold	67,197	24,159

Gross profit	46,730	67,192

Costs and expenses:
General and administrative	81,051	51,731
Professional fees	61,152	12,332
Payroll expense	107,774	126,070

Total costs and expenses	249,977	190,133

Loss from operations	(203,247)	(122,941)

Other expenses:
Interest expense	(8,068)	(15,045)

Total other expense	(8,068)	(15,045)

Net loss before provisions for income taxes	(211,315)	(137,986)
Provisions for income taxes	—	—
NET LOSS	$(211,315)	$(137,986)

Weighted average number of common shares outstanding - basic and diluted	33,534,497	33,495,608
Loss per common share - basic and diluted	$(0.01)	$(0.00)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2018
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2017	33,534,497	$33,535	$14,949,139	$(14,988,794)	$(6,120)
Net Loss	—	—	—	(211,315)	(211,315)

Balance - March 31, 2018	33,534,497	$33,535	$14,949,139	$(15,200,109)	$(217,435)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(211,315)	$(137,986)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	11,264	5,509
Issuance of Common Stock for interest	—	1,000
Amortization of debt discount	—	7,179
Changes in assets and liabilities:
Accounts receivable	32,190	(22,907)
Inventory	(164,769)	—
Prepaid expenses	(18,613)	—
Accounts payable and accrued expenses and deposits	30,274	(42,547)
Accrued expenses – related party	70,836	85,425

Net cash used in operating activities	(250,133)	(104,327)

Cash Flows from Financing Activities:
Advances from related party	—	7,000
Repayment of note payable	(5,508)	150,000
Net cash (used in) provided by financing activities	(5,508)	157,000

Net increase (decrease) in cash and cash equivalents	(255,641)	52,673

Cash and cash equivalents, beginning of period	1,010,434	40,973

Cash and cash equivalents, end of period	$754,793	$93,646

Supplemental Disclosures
Cash paid during the period for interest	$8,068	$7,867
Cash paid during the period for taxes	$—	$—

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018
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

Florida Precision Aerospace, Inc., a Florida corporation (“FPA”), is the wholly-owned subsidiary of the Company and is used to manufacture, assemble and test the Voraxial Separator. Effective May 10, 2017 the Company filed Articles of Amendment to its Articles of Incorporation changing the Company’s name from “Enviro Voraxial Technology, Inc.” to “Enviro Technologies, Inc.” and increasing its authorized common stock to 250,000,000 shares.

NOTE B – GOING CONCERN

While the Company has historically experienced recurring net losses, on June 8, 2017, the Company completed a Technology Purchase Agreement with Schlumberger for the sale of the Company’s intellectual property in consideration of up to $4,000,000, of which $3,000,000 was paid at closing and $1,000,000 is payable upon the completion of both: (i) the complete transfer of the intellectually property to Schlumberger; and (ii) the provision to transfer information, assets and services to Schlumberger, which is estimated to be completed by the third quarter of 2018. In addition, at closing FPA entered into a Framework Agreement (the “Supply Agreement”) with Cameron Solutions, Inc. (“Cameron Solutions”), a Houston, Texas-based company engaged in the development, manufacture and sale of equipment used in the oil and gas industry. Under the terms of the three-year Supply Agreement, FPA is the exclusive supplier to Cameron Solutions of certain Voraxial series products for use in the oil and gas industry. Pursuant to the Technology Purchase Agreement, Schlumberger also granted us non-exclusive, worldwide, royalty-free licenses (the “Grant Back Licenses”) for the sale of Voraxial products outside the oil and gas industry. Our management believes that the Grant Back License will provide us the opportunity to possibly leverage future Schlumberger sales in the oil and gas market to penetrate the sale and use of licensed Voraxial products to other industries, including, but not limited to mining, sewage and wastewater.

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

At March 31, 2018, we had an accumulated deficit of $15,200,109 including a net loss of $211,315 for the three months ended March 31, 2018. We may not be able to achieve profitability on a quarterly or annual basis. If we fail to sustain or increase our profitability on a quarterly or annual basis, or to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection. As a result of the above, there is substantial doubt about the ability of

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018
(Unaudited)

the Company to continue as a going concern and the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the company’s annual financial statements, notes and accounting policies included in the company’s annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC. In the opinion of management, all adjustments, which are necessary to provide a fair presentation of financial position as of March 31, 2018, and the related operating results and cash flows for the interim period presented, have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the parent company, Enviro Technologies, Inc., and its wholly-owned subsidiary, Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

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

Revenue Recognition

The Company derives its revenue from the sale and short-term rental of the Voraxial Separator. We account for revenue in accordance with Topic 606, which we adopted on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended March 31, 2018. We did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Revenues are recognized when we satisfy a performance obligation by transferring control of the promised goods or services to our customers at a point in time, in an amount specified in the contract with our customer and that reflects

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018
(Unaudited)

the consideration we expect to be entitled to in exchange for those goods or services. The Company also assesses our customer’s ability and intention to pay, which is based on a variety of factors including our customer’s historical payment experience and financial condition.

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. As of March 31, 2018 and December 31, 2017, there was $0 and $32,090, respectively, of deposits from customers.

The Company recognizes revenue from the short-term rental of equipment, ratably over the life of the agreement, which is usually one to twelve months.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The company maintains allowances for doubtful accounts for estimated losses. The company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is a doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, and its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collections. At March 31, 2018 and December 31, 2017, the Company has $60,254 and $60,254 in the allowance for doubtful accounts, respectively.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at March 31, 2018 and December 31, 2017, approximate their fair value because of their relatively short-term nature.

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of March 31, 2018 and December 31, 2017.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of March 31, 2018 and December 31, 2017.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018
(Unaudited)

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of March 31, 2018 and December 31, 2017.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate (“FDIC”) limits. As of March 31, 2018 the Company has a cash concentration of $489,989 in excess of FDIC limits.

Inventory

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or market. Inventory may include units being rented on a short-term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Raw materials	$34,143	$32,074
Work in process	302,060	139,360
Finished goods	—	—
Total	$336,203	$171,434

Inventory amounts are presented net of impairment of $42,752 and $42,752 as of March 31, 2018 and December 31, 2017, respectively.

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

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018
(Unaudited)

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

Due to the Company had net loss for the three month period ended March 31, 2018 and 2017, the effect of 13,465,000 and 13,465,000 options, respectively are anti-dilutive. A separate computation of diluted loss per share is not presented.

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

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018
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

In August 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. The Company adopted these standards on January 1, 2018. The adoption did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended March 31, 2018. We did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

NOTE D - RELATED PARTY TRANSACTIONS

On January 4, 2018 the Company’s board of directors reduced the annual compensation of the Company’s chief executive officer from $305,000 to $210,000, effective as of January 1, 2018. For the Three Months ended March 31, 2018, the Company incurred salary expenses from the Chief Executive Officer of the Company of $52,500. Of these amounts, $0 has been paid for the Three Months ended March 31, 2018. The total unpaid balance as of March 31, 2018 is $1,242,261 and is included in accrued expenses – related party. For the Three Months ended March 31, 2017, the Company incurred salary expenses from the Chief Executive Officer of the Company of $76,250. Of these amounts, $0 had been paid for the

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018
(Unaudited)

Three Months ended March 31, 2017. The total unpaid balance as of March 31, 2017 is $1,541,011 and is included in accrued expenses – related party.

Effective July 1, 2017, Raynard Veldman, a member of the Company’s board of directors receives a fee of $2,500 per month for consulting services. During the three months ended March 31, 2018 and 2017, Mr. Veldman received consulting fees of $7,500 and $0, respectively.

NOTE E – FIXED ASSETS

Fixed assets as of March 31, 2018 and December 31, 2017 consist of:

	March 31, 2018	December 31, 2017
Machinery and equipment	$933,245	$933,245
Furniture and fixtures	14,498	14,498
Autos and Trucks	5,294	5,294
Total	953,037	953,037
Less: accumulated depreciation	(524,806)	(513,542)
Fixed Assets, net	$428,231	$439,495

Depreciation expense was $11,264 and $5,509 for the three months ended March 31, 2018 and 2017, respectively.

In July 2017, the Company entered into a financing agreement for the purchase of CNC machining equipment valued at approximately $426,000. The machining equipment was received in July 2017 and will be used for the manufacture of Voraxial Separators in preparation of potential future orders under the Supply Agreement and sales pursuant to the Grant Back Licenses. As of March 31, 2018 and December 31, 2017, the amount owed is $335,135 and $340,644 respectively.

note f - Options

The Company follows the provisions of ASC Topic 718, “Compensation – Stock Compensation.” ASC Topic 718 establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics different from those of its traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options. The risk-free interest rate is based upon quoted market yields for United States Treasury debt securities with a term similar to the expected term. The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends. Expected volatility was based on historical data for the trading of our stock on the open market. The expected lives for such grants were based on the simplified method for employees and officers.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018
(Unaudited)

Information with respect to options outstanding and exercisable at March 31, 2018 is as follows:

	Number Outstanding	Exercise Price	Number Exercisable
Balance, December 31, 2017	13,465,000	$0.01	13,465,000
Issued	-	-	-
Expired	-	-	-
Forfeited	-	-	-
Balance, March 31, 2018	13,465,000	$0.01	13,465,000

Exercise Price	Number Outstanding at March 31, 2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2018	Weighted Average Exercise Price
0.01	13,465,000	5.63	0.01	13,465,000	0.01
Total	13,465,000	-	-	13,465,000	-

The aggregate intrinsic value represents the excess amount over the exercise price optionees would have received if all the options have been exercised on the last business day of the period indicated based on the Company’s closing stock price of for such day. The aggregate intrinsic value as of March 31, 2018 is $1,211,850.

NOTE G – COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

In October 2015, the Company entered into a three (3) year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. The lease is $6,100 per month, which includes common area maintenance, taxes and insurance. The Company has the option to terminate the lease with three months’ notice. During the three months ended March 31, 2018 and 2017, the rent expense was $19,090 and $18,592, respectively.

EQUIPMENT NOTE PAYABLE

In July 2017, the Company entered into a financing agreement for the purchase of CNC machining equipment valued at approximately $426,000. The machining equipment was received in July 2017 and will be used for the manufacture of Voraxial Separators in preparation of potential future orders under the Supply Agreement and sales pursuant to the Grant Back Licenses. The Company is required to make monthly payments of $6,788 through January 2023. As of March 31, 2018 and December 31, 2017, the amount owed is $335,135 and $340,644 respectively.

Litigation

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018
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

For a period of three years following the closing of the Agreement, the Company and Raynard Veldman and John Di Bella have agreed to not participate or cause participation in the oil-and-gas market in relation to phase or constituent sensing or separation which is defined as, liquid-liquid, liquid-solid or liquid-gas separation and gas or liquid sensing, including all product lines and services related thereto and including the Voraxial product line and services, except to the extent necessary to: (i) repair or service, but not remanufacture, any goods the Company sold to third persons prior to closing; (ii) fulfill, on or after closing, any customer obligation; or (iii) comply with any term or condition of the Agreement. In addition, the Company shall take all reasonable measures to ensure the confidentiality and prevent the improper use of all trade secrets.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018
(Unaudited)

NOTE H – MAJOR CUSTOMERS

During the Three Months ended March 31, 2018, we recorded 85% of our revenue from one customer.

During the Three Months ended March 31, 2017, we recorded 87% of our revenue from one customer.

As of March 31, 2018, one of the Company’s customers represents 98% of the total accounts receivable.

As of December 31, 2017, one of the Company’s customers represents 98% of the total accounts receivable.

NOTE I – SUBSEQUENT EVENTS

On April 16, 2018, we entered into a 12-month business advisory consulting agreement. Under the terms of the agreement, the Company issued 250,000 shares of common stock for services.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Enviro Technologies, Inc. is referred to herein as “the Company”, “we” or “our.” The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements”. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Application of Critical Accounting Policies

The Company’s consolidated condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of these significant accounting policies can be found in Note C to the Company’s financial statements in the Company’s 2017 Annual Report on Form 10-K. The Company has adopted Topic 606 to account for revenue during the period ended March 31, 2018. Refer to Note C.

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

We utilized a portion of the proceeds from this transaction to pay some of our outstanding debt and are using the balance for general working capital. We are also using some of the proceeds to buy additional manufacturing equipment to meet potential future sales, this includes the $85,261 deposit to purchase the CNC machining equipment and approximately $24,281 in installation costs in July 2017.

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

In addition, on May 31, 2017, our shareholders approved proposals to change our corporate name to Enviro Technologies, Inc. and increase our authorized common stock to 250,000,000. Effective May 15, 2018 we filed Articles of Amendment to our Articles of Incorporation changing the Company’s name to “Enviro Technologies, Inc.” and increasing our authorized common stock to 250,000,000 shares.

Results of Operations for the Three Months ended March 31, 2018 and 2017:

Revenue

Our revenues increased by $22,576 or approximately 24% to $113,927 for the three months ended March 31, 2018 as compared to $91,351 for the three months ended March 31, 2017. Our revenues were relatively flat year over year. The modest increase in revenues corresponds with the transition we are experiencing due to the Technology Purchase Agreement we consummated with Schlumberger and related transactions, including $16,090 of customer deposit recognized in the current period upon agreement with customer. We believe there is a market for the Voraxial Separator and that these agreements will provide us with the opportunity to increase revenues in the future in both the oil and gas industry and potentially other industries as well, such as mining, sewage and industrial wastewater through the Grant Back Licenses.

The majority of revenues in 2018 and 2017 were a result of sales of the Voraxial Separator and auxiliary equipment and parts.

Cost of Goods

Our cost of goods increased by 178% to $67,197 for the three months ended March 31, 2018 as compared to $24,159 for the three months ended March 31, 2017. This increase is partially due to the increase in sales we experienced during the three months ended March 31, 2018. During the three months ended March 31, 2017, our cost of goods was lower due to the use of previously written off inventory. Our cost of goods continues to be reviewed by management in effort to obtain the best available pricing while maintaining high quality standards.

Costs and Expenses

Total costs and expenses increased by $59,844 or approximately 31% to $249,977 for the three months ended March 31, 2018 as compared to $190,133 for the three months ended March 31, 2017. Our costs and expenses increased from the previous year as we incurred an increase in professional fees and an increase in G&A which is both associated with the increase activity in the sales and marketing of the Voraxial in industries outside of the oil and gas markets. The increase is associated with the expense the Company is experiencing as we prepare to meet the anticipated manufacturing demand associated with the agreements consummated with Schlumberger. We expect expenses to continue to increase during the balance of 2018 as we increase our manufacturing capabilities in the anticipation of product orders as a result of the

Technology Purchase Agreement with Schlumberger. This was offset partially by a decrease in our payroll as our CEO reduced his salary by $23,750 during the first quarter of 2018.

Liquidity and Capital Resources:

Cash at March 31, 2018 was $754,793. Working capital deficit at March 31, 2018 was $381,746 as compared to a working capital deficit at December 31, 2017 of $166,137. At March 31, 2018, we had an accumulated deficit of $15,200,109.

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

Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control. These factors include competitive efforts and general economic trends. Due to these factors, we cannot anticipate with any degree of certainty what our revenues will be in future periods. Our independent auditors have included in their audit report an explanatory paragraph that states that our continuing losses from operations raises substantial doubt about our ability to continue as a going concern. Although we achieved profitability in 2017, such profit was due to the closing of the Technology Purchase Agreement and we have incurred losses for the three months ended March 31, 2018. If we fail to sustain or increase our profitability on a quarterly or annual basis, or to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection. As a result of the above, there is substantial doubt about the ability of the Company to continue as a going concern and the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2018. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2018 based on the 2013 criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources, lack of qualified accounting personnel and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

As previously discussed, on or about October 23, 2017, a claim was filed in the 17th Judicial Circuit Court in and for Broward County in Fort Lauderdale, Florida, by the plaintiff, Industrial and Oilfield Procurement Services, LLC, against our company.  The case involves an alleged breach of contract between the parties relating to the purchase and sale of a Voraxial unit in 2015. The plaintiff has demanded a refund and damages. We are defending this action, as we believe this claim is without merit.

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 16, 2018, we entered into a 12-month business advisory consulting agreement. Under the terms of the agreement, the Company issued 250,000 shares of restricted common stock for services. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K

3.2	Articles of Amendment to Articles of Incorporation effective May 10, 2017 (previously filed as exhibit to Form 8-K Current Report filed on May 15, 2018)
10.3
31.1	Form 302 Certification of Chief Executive Officer
31.2	Form 302 Certification of Principal Financial Officer
32.1	Form 906 Certification of Chief Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

Enviro Technologies, Inc.

By: /s/ John A. Di Bella

John A. Di Bella

Chief Executive Officer and

Principal Financial Officer

DATED: May 15, 2018

