Form 10-Q
period 2018-06-30
ENVIRO TECHNOLOGIES, INC.
filed 2018-08-10
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

___________________________

(Former Name, former address and former fiscal year, if changed since last Report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 10, 2018, we had 35,784,497 shares of our common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (unaudited)	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$953,055	$1,010,434
Accounts receivable, net	131,917	154,104
Inventory, net	531,188	171,434
Prepaid expenses	25,295	15,721
Total current assets	1,641,455	1,351,693

FIXED ASSETS, NET	416,966	439,495

OTHER ASSETS	10,526	10,526

Total assets	$2,068,947	$1,801,714

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$295,333	$201,677
Equipment note payable, current portion	61,719	50,640
Accrued Expenses – related party	1,278,761	1,233,423
Deposits from customer	690,471	32,090
Total current liabilities	2,326,284	1,517,830

LONG-TERM LIABILITIES:
Equipment note payable, less current portion	258,625	290,004
Total liabilities	2,584,909	1,807,834

COMMITMENTS AND CONTINGENCIES (See Note G)	—	—

SHAREHOLDERS' DEFICIENCY :
Common stock, $.001 par value, 250,000,000 shares authorized; 35,784,497 and 33,534,497 shares issued and outstanding as of June 30, 2018 and December 31, 2017	35,785	33,535
Additional paid-in capital	15,061,889	14,949,139
Accumulated deficit	(15,613,636)	(14,988,794)
Total shareholders' deficiency	(515,962)	(6,120)
Total liabilities and shareholders' deficiency	$2,068,947	$1,801,714

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues, net	$12,063	$29,061	$125,990	$120,412

Cost of goods sold	3,091	18,404	70,288	42,563

Gross profit	8,972	10,657	55,702	77,849

Costs and expenses:
Selling, general and administrative	77,052	63,356	158,103	124,046
Professional Fees	134,874	21,637	196,026	33,969
Payroll expenses	205,001	114,924	312,775	232,035

Total costs and expenses	416,927	199,917	666,904	390,050

Loss from operations	(407,955)	(189,260)	(611,202)	(312,201)

Other income (expenses):
Sale – intellectual property	—	2,920,000	—	2,920,000
Interest expense	(5,572)	(18,302)	(13,640)	(33,347)

Total other income (expense)	(5,572)	2,901,698	(13,640)	2,886,653

Net income (loss) before provisions for income taxes	(413,527)	2,712,438	(624,842)	2,574,452
Provisions for income taxes	—	—	—	—
NET INCOME (LOSS)	$(413,527)	$2,712,438	$(624,842)	$2,574,452

Net Income (loss) per share Basic	$(0.01)	$0.08	$(0.02)	$0.08
Diluted	$(0.01)	$0.06	$(0.02)	$0.06
Weighted average number of shares outstanding Basic	34,531,750	35,522,849	34,035,878	33,509,304
Diluted	34,531,750	44,294,849	34,035,878	43,608,054

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2017	33,534,497	$33,535	$14,949,139	$(14,988,794)	$(6,120)
Issuance of common stock for services	2,250,000	2,250	112,750	—	115,000
Net Loss	—	—	—	(624,842)	(624,842)

Balance - June 30, 2018	35,784,497	$35,785	$15,061,889	$(15,613,636)	$(515,962)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017

Cash Flows From Operating Activities:
Net income (loss)	$(624,842)	$2,574,452
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities:
Depreciation	22,529	10,984
Stock for interest	—	2,000
Stock issued for services to consultant	15,000	—
Stock issued for services to officer and director	100,000	—
Changes is assets and liabilities
Accounts receivable	22,187	(44,846)
Inventory	(359,754)	3,579
Prepaid expenses	(9,574)	(9,929)
Deposits from customers	658,381	(63,600)
Accounts payable and accrued expenses	93,656	(209,905)
Accrued expenses – related party	45,338	(31,147)

Net cash (used in) provided by operating activities	(37,079)	2,231,588

Cash Flows From Investing Activities:	—	—

Cash Flows From Financing Activities:
Advances from related party	—	46,354
Repayments to related party	—	(28,099)
Repayment of equipment note payable	(20,300)	—
Repayments of notes payable	—	(220,000)
Note payable issuances	—	220,000
Net cash (used in) provided by financing activities	(20,300)	18,255
Net (decrease) increase in cash and cash equivalents	(57,379)	2,249,843

Cash and cash equivalents, beginning of period	1,010,434	40,973

Cash and cash equivalents, end of period	$953,055	$2,290,816

Supplemental Disclosures
Cash paid during the period for interest	$13,640	$33,347
Cash paid during the period for taxes	$—	$—
Supplemental Disclosures of non-cash investing & financing activities:
Stock issued with notes payable	$—	$2,000

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2018

(Unaudited)

NOTE A - ORGANIZATION AND OPERATIONS

Enviro Technologies, Inc., an Idaho corporation (the “Company”), is a manufacturer of environmental and industrial separation technology. The Company developed, and now manufactures the Voraxial® Separator for Cameron Solutions, Inc., an affiliate of Schlumberger Technology Corporation. The Voraxial is a patented technology that was developed by the Company and sold to Schlumberger Technology Corporation, a Texas corporation. Pursuant to the agreements we signed with Schlumberger Technology Corporation, we received a Grant Back license to manufacture, market and sell the technology for industries outside of the oil and gas markets such as mining, sewage, wastewater, among others.

Florida Precision Aerospace, Inc., a Florida corporation (“FPA”), is the wholly-owned subsidiary of the Company and is used to manufacture, assemble and test the Voraxial Separator. Effective November 10, 2017 the Company amended its Articles of Incorporation, changing the Company’s name from “Enviro Voraxial Technology, Inc.” to “Enviro Technologies, Inc.” and increasing its authorized common stock to 250,000,000 shares.

NOTE B – GOING CONCERN

While the Company has historically experienced recurring net losses, on June 8, 2017, the Company completed a Technology Purchase Agreement with Schlumberger Technology Corporation, Schlumberger Canada Limited, a Canadian entity, and Schlumberger B.V., an entity organized under the laws of the Netherlands (collectively, “Schlumberger”) for the sale of the Company’s intellectual property in consideration of up to $4,000,000, of which $3,000,000 was paid at closing and $1,000,000 is payable upon the completion of both: (i) the complete transfer of the intellectually property to Schlumberger; and (ii) the provision to transfer information, assets and services to Schlumberger, which is estimated to be completed by September 2018. In addition, at closing FPA entered into a Framework Agreement (the “Supply Agreement”) with Cameron Solutions, Inc. (“Cameron Solutions”), a Houston, Texas-based company engaged in the development, manufacture and sale of equipment used in the oil and gas industry. Under the terms of the three-year Supply Agreement, FPA is the exclusive supplier to Cameron Solutions of certain Voraxial series products for use in the oil and gas industry. Pursuant to the Technology Purchase Agreement, Schlumberger also granted us non-exclusive, worldwide, royalty-free licenses (the “Grant Back Licenses”) for the sale of Voraxial products outside the oil and gas industry. Our management believes that the Grant Back Licenses will provide us the opportunity to possibly leverage future Schlumberger sales in the oil and gas market to penetrate the sale and use of licensed Voraxial products to other industries, including, but not limited to mining, sewage and wastewater.

We believe that including our current cash resources and anticipated revenue to be generated under the Grant Back Licenses and Supply Agreement, we will have sufficient resources to continue business operations in excess of 12 months. However, we have not yet generated significant revenues from the Supply Agreement or Grant Back Licenses. There is no assurance that the Supply Agreement will generate sufficient revenues and income, nor is there any assurance that we will be able to leverage the Grant Back Licenses and generate sufficient revenues from other industries.

At June 30, 2018, we had an accumulated deficit of $15,613,636 including a net loss of $624,842 for the six months ended June 30, 2018. We may not be able to achieve profitability on a quarterly or annual basis. If we fail to achieve profitability on a quarterly or annual basis, or to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection. As a result of the above, there is substantial doubt about the ability of the Company to continue as a going concern and the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2018

(Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 12, 2018. In the opinion of management, all adjustments, which are necessary to provide a fair presentation of financial position as of June 30, 2018, and the related operating results and cash flows for the interim period presented, have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the parent company, Enviro Technologies, Inc., and its wholly-owned subsidiary, FPA. All significant intercompany accounts and transactions have been eliminated.

Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ. Significant estimates include allowance for doubtful accounts, deferred tax asset, allowance for inventory obsolescence and valuation of stock-based compensation.

Revenue Recognition

The Company derives its revenue from the sale and short-term rental of the Voraxial Separator. We account for revenue in accordance with ASC Topic 606, which we adopted on January 1, 2018, using the modified retrospective method. The adoption of ASC Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the three and six months ended June 30, 2018. We did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Revenues are recognized when we satisfy a performance obligation by transferring control of the promised goods or services to our customers at a point in time, in an amount specified in the contract with our customer and that reflects the consideration we expect to be entitled to in exchange for those goods or services. The Company also assesses our customer’s ability and intention to pay, which is based on a variety of factors including our customer’s historical payment experience and financial condition.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2018

(Unaudited)

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. As of June 30, 2018 and December 31, 2017, there was $690,471 and $32,090, respectively, of deposits from customers. The increase in deposit from customer is mostly attributable to the purchase order we received from a utility company for a wastewater treatment system that is comprised of 3 Voraxial Separators.

The Company recognizes revenue from the short-term rental of equipment, ratably over the life of the agreement, which is usually one to twelve months.

ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is a doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, and its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collections. At June 30, 2018 and December 31, 2017, the Company had $60,254 and $60,254 in the allowance for doubtful accounts, respectively.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at June 30, 2018 and December 31, 2017, approximate their fair value because of their relatively short-term nature.

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of June 30, 2018 and December 31, 2017.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of June 30, 2018 and December 31, 2017.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2018

(Unaudited)

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of June 30, 2018 and December 31, 2017.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate (“FDIC”) limits. As of June 30, 2018, the Company has a cash concentration of $715,943 in excess of FDIC limits.

Inventory

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or market. Inventory may include units being rented on a short-term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Raw materials	$35,820	$32,074
Work in process	495,368	139,360
Finished goods	—	—
Total	$531,888	$171,434

Inventory amounts are presented net of impairment of $42,752 and $42,752 as of June 30, 2018 and December 31, 2017, respectively.

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

In July 2017, the Company entered into a financing agreement for the purchase of CNC machining equipment valued at approximately $426,000. The machining equipment was received in July 2017 and is being used for the manufacture of Voraxial Separators in manufacturing current and potential future orders under the Supply Agreement and sales pursuant to the Grant Back Licenses. Under the terms of the agreement the Company made an initial down payment of $85,661 and is required to make monthly payments of $6,788 through January 2023. In addition, the Company incurred $24,281 of installation costs.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2018

(Unaudited)

Net INCOME (Loss) Per Share

In accordance with the accounting guidance now codified as ASC Topic 260, “Earnings per Share” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

As the Company had net loss for the three and six month periods ended June 30, 2018, the effect of 13,465,000 and 13,465,000 options, respectively, are anti-dilutive. A separate computation of diluted loss per share is not presented. The Company had net income for the three and six month periods ended June 30, 2017, the effect of 13,465,000 and 13,645,000 options, respectively are dilutive. A separate computation of diluted earnings per share is presented using the treasury stock method.

INCOME TAXES

The Company accounts for income taxes under ASC 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

BUSINESS SEGMENTS

The Company operates in one segment and therefore segment information is not presented.

Research and Development Expenses

Research and development costs, which includes travel expenses, consulting fees, subcontractors and salaries are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees for services in accordance with ASC 718 “Compensation – Stock Compensation.” ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 505-50, “Equity-Based Payments to Non-Employees.”

RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s net loss or cashflows.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2018

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

In August 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. The Company adopted these standards on January 1, 2018. The adoption did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended June 30, 2018. We did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

NOTE D - RELATED PARTY TRANSACTIONS

For the three and six months ended June 30, 2018, the Company incurred salary expenses for the chief executive officer of $52,500 and $105,000, respectively. Of these amounts, $36,000 has been paid for the six months ended June 30, 2018. The total unpaid balance as of June 30, 2018 is $1,278,761 and is included in accrued expenses – related party. For the three and six months ended June 30, 2017, the Company incurred salary expenses for the chief executive officer of the Company of $76,250 and $152,500, respectively. Of these amounts, $5,000 had been paid for the six months ended June 30, 2017. Effective January 1, 2018, the board of directors approved the reduction of the chief executive officer’s annual salary by $95,000 from $305,000 to $210,000.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2018

(Unaudited)

Effective July 1, 2017, Raynard Veldman, a member of the Company’s board of directors receives a fee of $2,500 per month for consulting services. During the three and six months ended June 30, 2018, Mr. Veldman received consulting fees of $7,500 and $15,000, respectively.

On May 25, 2018 the Company issued an aggregate of 2,000,000 restricted shares of common stock to Messrs. John A. DiBella and Raynard Veldman. The shares were issued to them as bonus compensation for their efforts in connection with the closing of the Technology Purchase Agreement. The fair value of these shares is $100,000.

NOTE E – FIXED ASSETS

Fixed assets as of June 30, 2018 and December 31, 2017 consist of:

	June 30, 2018	December 31, 2017
Machinery and equipment	$933,245	$933,245
Furniture and fixtures	14,498	14,498
Autos and Trucks	5,294	5,294
Total	953,037	953,037
Less: accumulated depreciation	(536,071)	(513,542)
Fixed Assets, net	$416,966	$439,495

Depreciation expense was $11,265 and $5,475 for the three months ended June 30, 2018 and 2017, respectively.

Depreciation expense was $22,529 and $10,984 for the six months ended June 30, 2018 and 2017, respectively.

In July 2017, the Company entered into a financing agreement for the purchase of CNC machining equipment valued at approximately $426,000. The machining equipment was received in July 2017 and will be used for the manufacture of Voraxial Separators in preparation of potential future orders under the Supply Agreement and sales pursuant to the Grant Back Licenses. As of June 30, 2018 and December 31, 2017, the amount owed is $320,344 and $340,644 respectively.

note f – shareholders’ equity

Common Stock

On April 16, 2018, we entered into a 12-month business advisory consulting agreement. Under the terms of the agreement, the Company issued 250,000 restricted shares of common stock for services. The fair value of these shares is $15,000.

On May 25, 2018 the Company issued an aggregate of 2,000,000 restricted shares of common stock to Messrs. John A. DiBella and Raynard Veldman as bonus compensation for their efforts in connection with the closing of the Technology Purchase Agreement. The fair value of these shares is $100,000.

Options

The Company accounts for stock-based instruments issued to employees for services in accordance with ASC 718 “Compensation – Stock Compensation.” ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2018

(Unaudited)

using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 505-50, “Equity-Based Payments to Non-Employees.” The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model.

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

Information with respect to options outstanding and exercisable at June 30, 2018 is as follows:

	Number Outstanding	Exercise Price	Number Exercisable
Balance, December 31, 2017	13,465,000	$0.01	13,465,000
Issued	-	-	-
Expired	-	-	-
Forfeited	-	-	-
Balance, June 30, 2018	13,465,000	$0.01	13,465,000

Exercise Price	Number Outstanding at June 30, 2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2018	Weighted Average Exercise Price
0.01	13,465,000	5.63	0.01	13,465,000	0.01
Total	13,465,000	-	-	13,465,000	-

The aggregate intrinsic value represents the excess amount over the exercise price optionees would have received if all the options have been exercised on the last business day of the period indicated based on the Company’s closing stock price of for such day. The aggregate intrinsic value as of June 30, 2018 is $387,850.

NOTE G – COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

In October 2015, the Company entered into a three (3) year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. The lease is $6,100 per month, which includes common area maintenance, taxes and insurance. The Company has the option to terminate the lease with three months’ notice. During the six months ended June 30, 2018 and 2017, the rent expense was $38,167 and $37,336, respectively.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2018

(Unaudited)

EQUIPMENT FINANCING

In July 2017, the Company entered into a financing agreement for the purchase of CNC machining equipment valued at approximately $426,000. The machining equipment was received in July 2017 and will be used for the manufacture of Voraxial Separators in preparation of potential future orders under the Supply Agreement and sales pursuant to the Grant Back Licenses. As of June 30, 2018 and December 31, 2017, the amount owed is $320,344 and $340,644 respectively.

Litigation

On or about October 23, 2017, a claim was filed in the 17th Judicial Circuit Court in and for Broward County in Fort Lauderdale, Florida, by the plaintiff, Industrial and Oilfield Procurement Services, LLC, against the Company. The case involves an alleged breach of contract between the parties relating to the purchase and sale of a Voraxial unit in 2015. The plaintiff has demanded a refund and damages. We are defending this action, as we believe this claim is without merit.

SALE OF INTELLECTUAL PROPERTY

On June 8, 2017, the Company and FPA, our wholly owned subsidiary, closed the transactions contemplated by the Technology Purchase Agreement dated March 13, 2017 with Schlumberger.

At closing, we sold our intellectual property (the “Purchased Intellectual Property”), substantially consisting of the Voraxial patents, marks, software and copyrights, to Schlumberger in consideration of up to $4,000,000, of which $3,000,000 was paid to us at closing and $1,000,000 is payable upon the completion of both: (i) the complete transfer of the Purchased Intellectually Property to Schlumberger; and (ii) the provision to transfer information, assets and services to Schlumberger, which is estimated to be by September 2018. We recognized a gain on the sale of our intellectual property of $3,000,000 less direct costs of $80,000, consisting of a termination fee and consulting fees.

We utilized a portion of the proceeds from this transaction to pay some of our outstanding debt and are using the balance for general working capital. We are also using some of the proceeds to buy additional manufacturing equipment to meet potential future sales.

As part of the agreement, Schlumberger granted us Grant Back Licenses to make, use, sell, offer for sale, and import products and processes embodying the Purchase Intellectual Property outside the oil and gas market. In addition to the proceeds from the sale of our intellectual property, our management believes that the Grant Back License will provide for the potential increase of revenues through the sale of Voraxial Separators, possibly leveraging future sales by Schlumberger in the oil and gas market to penetrate the sale and use of licensed Voraxial products to other industries, including, but not limited to mining, sewage and wastewater.

In addition, at closing FPA entered into the Supply Agreement with Cameron Solutions. Under the terms of the three-year Supply Agreement, FPA is the exclusive supplier to Cameron Solutions of certain Voraxial series products for use in the oil and gas industry. Sales will be made from time to time in accordance with the terms of purchase orders. The Supply Agreement is cancellable by Cameron Solutions upon 15 days’ notice if FPA fails to meet delivery or performance schedules or breaches any of the terms of the agreement, including the warranties. Cameron Solutions may also cancel the Supply Agreement without notice in the event FPA becomes insolvent or commits any act of bankruptcy. The Supply Agreement contains customary indemnification and confidentiality provisions.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2018

(Unaudited)

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

NOTE H – MAJOR CUSTOMERS

During the three and six months ended June 30, 2018, the Company recorded 99% and 99% of our revenues from one customer, respectively.

During the three and six months ended June 30, 2017, the Company recorded 87% of our revenues from two customers and 77% of our revenues from one customer, respectively.

As of June 30, 2018, one of the Company’s customers represents 99% of the total accounts receivable.

As of December 31, 2017, one of the Company’s customers represents 98% of the total accounts receivable.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Enviro Technologies, Inc. is referred to herein as “the Company”, “we” or “our.” The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements”. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on April 12, 2018, and our subsequent filings with the SEC. All information in this section for the three and six months ended June 30, 2018 and 2017 is unaudited and derived from the unaudited condensed consolidated financial statements appearing elsewhere in this report; unless otherwise noted, all information for the year ended December 31, 2017 is derived from our audited consolidated financial statements appearing in the Annual Report on Form 10-K for the year ended December 31, 2017.

Application of Critical Accounting Policies

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of these significant accounting policies can be found in Note C to the Company’s financial statements in the Company’s 2017 Annual Report on Form 10-K for the year ended December 31, 2017. The Company has adopted Topic 606 to account for revenue during the period ended June 30, 2018. Refer to Note C.

Among the significant judgments made in preparation of the Company’s financial statements are the determination of the allowance for doubtful accounts, value of equity instruments and adjustments of inventory valuations. These adjustments are made each quarter in the ordinary course of accounting.

Overview

Enviro Technologies, Inc. was incorporated in Idaho on October 19, 1964, under the name Idaho Silver, Inc. Florida Precision Aerospace, Inc., our wholly owned subsidiary, was incorporated on February 26, 1993. The Company developed and now manufactures and sells the patented Voraxial® Separator pursuant to the agreements discussed below. The Voraxial® Separator is a proprietary technology now owned by Cameron Solutions, Inc., an affiliate of Schlumberger Technology Corporation that efficiently separates large volumes of liquid/liquid, liquid/solids or liquid/liquid/solids fluid mixtures with distinct specific gravities.

On March 13, 2017, we entered into a Technology Purchase Agreement with Schlumberger Technology Corporation, a Texas corporation, Schlumberger Canada Limited, a Canadian entity, and Schlumberger B.V., an entity organized under the laws of the Netherlands (collectively, “Schlumberger”) which was approved by the Company’s shareholders on May 31, 2017 and completed on June 8, 2017. Under the agreement we sold our intellectual property (the “Purchased Intellectual Property”), substantially consisting of the Voraxial patents, marks, software and copyrights, to Schlumberger in consideration of up to $4,000,000, of which $3,000,000 was paid to us at closing. The remaining $1,000,000 is payable upon the completion of both: (i) the complete transfer of the Purchased Intellectually Property to Schlumberger; and (ii) the provision to transfer information, assets and services to Schlumberger, which is estimated to be completed by September, 2018.

Pursuant to the agreements we signed with Schlumberger, we shall continue to manufacture the technology for Schlumberger for the oil and gas industry and are able to pursue other industries independent of Schlumberger, which include mining, sewage, wastewater as well as other markets. We have focused our resources immediately after the transaction developing the relationship with Schlumberger and preparing and upgrading our manufacturing capabilities to meet the potential increase in Voraxial demand from the oil and gas markets resulting in an increase in our SG&A.

As part of the agreement, Schlumberger granted us a non-exclusive, non-transferable, worldwide, royalty-free licenses (the “Grant Back Licenses”), to make, use, sell, offer for sale, and import products and processes embodying the Purchase Intellectual Property outside the oil and gas market. We believe that the Grant Back Licenses will provide for potential revenue growth through the sale of Voraxial Separators outside the oil and gas industry, including, but not limited to mining, sewage and industrial wastewater. Although there are no assurances that we will generate substantial revenues under the Grant Back License we believe these opportunities to serve industries outside of the oil and gas markets will continue to increase.

We have started transitioning our sales and marketing activities to market outside of oil and gas. We received a purchase order from a utility company for a wastewater system that will require multiple Voraxial Separator units. The wastewater system we anticipate shipping by first quarter of 2019 will be utilized to separate oil and solids prior to the water being discharged into the environment. The increase in our deposits is a result of this purchase order.

In addition, at closing FPA entered into a Framework Agreement (the “Supply Agreement”) with Cameron Solutions, Inc. (“Cameron Solutions”), a Houston, Texas-based company engaged in the development, manufacture and sale of equipment used in the oil and gas industry. Under the terms of the three-year Supply Agreement, FPA is the exclusive supplier to Cameron Solutions of certain Voraxial series products for use in the oil and gas industry. The Supply Agreement is cancellable by Cameron Solutions upon 15 days’ notice if FPA fails to meet delivery or performance schedules or breaches any of the terms of the agreement, including the warranties. The Supply Agreement contains customary indemnification and confidentiality provisions. Although there are no assurances that we will generate substantial revenues under the Supply Agreement, we have begun receiving orders from and shipping to Cameron Solutions.

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

Results of Operations for the Three Months ended June 30, 2018 and 2017:

Revenue

Our revenues decreased by $16,998 or approximately 58% to $12,063 for the three months ended June 30, 2018 as compared to $29,061 for the three months ended June 30, 2017. The decrease in revenues corresponds with the transition we are experiencing due to the Technology Purchase Agreement we consummated with Schlumberger and related transactions. We believe there is a market for the Voraxial Separator and that these agreements will provide us with the opportunity to substantially increase revenues in the future in both the oil and gas industry and potentially other industries as well, such as mining, sewage and industrial wastewater through the Grant Back Licenses. Although we have begun receiving orders as a result of the Technology Purchase Agreement, there are no assurances that we are correct and it is possible we will not be successful in our efforts to exploit these additional opportunities.

Additionally, we received a purchase order from a utility company for a wastewater system that will require multiple Voraxial Separator units. The wastewater system we anticipate shipping by first quarter of 2019 will be utilized to separate oil and solids prior to the water being discharged into the environment. The increase in our deposits from customer is a result of this purchase order.

Cost of Goods

Our cost of goods decreased by 83% to $3,091 for the three months ended June 30, 2018 as compared to $18,404 for the three months ended June 30, 2017. This decrease is mainly due to the decrease in sales and the use of previously written off inventory during the three months ended June 30, 2018. Our cost of goods continues to be reviewed by management in effort to obtain the best available pricing while maintaining high quality standards.

Costs and Expenses

Total costs and expenses increased by $217,010 or approximately 108% to $416,927 for the three months ended June 30, 2018 as compared to $199,917 for the three months ended June 30, 2017. Our costs and expenses increased from the second quarter of the previous year as we incurred an increase in SG&A which is due to the increase activity in the sales and marketing of the Voraxial, increase in maintenance and repair associated with the increase use of equipment and manufacturing activity, and an increase in depreciation expense from recently acquired manufacturing equipment. The increase in our professional fees and payroll reflects the increase in consulting payments and a non-cash expense of $115,000 associated with the restricted stock issuance to Messrs. DiBella and Veldman and as compensation for services pursuant to the terms of a business advisory consulting agreement. This was offset partially by a decrease in our payroll as our CEO reduced his salary by $23,750 during the three months ended June 30, 2018.

Results of Operations for the Six Months ended June 30, 2018 and 2017:

Revenue

Our revenues increased by 5% to $125,990 for the six months ended June 30, 2017 as compared to $120,412 for the six months ended June 30, 2016.

Our revenues were relatively flat year over year. The modest increase in revenues corresponds with the transition we are experiencing due to the Technology Purchase Agreement we consummated with Schlumberger and related transactions. We believe there is a market for the Voraxial Separator and that these agreements will provide us with the opportunity to substantially increase revenues in the future in both the oil and gas industry and potentially other industries as well, such as mining, sewage and industrial wastewater through the Grant Back Licenses. Although we have begun receiving orders as a result of the Technology Purchase Agreement, there are no assurances that we are correct and it is possible we will not be successful in our efforts to exploit these additional opportunities.

Additionally, we received a purchase order from a utility company for a wastewater system that will require multiple Voraxial Separator units. The wastewater system we anticipate shipping by first quarter of 2019 will be utilized to separate oil and solids prior to the water being discharged into the environment. The increase in our deposits from customer is a result of this purchase order.

Cost of Goods

Our cost of goods increased to $70,288 for the six months ended June 30, 2018 as compared to $42,563 for the six months ended June 30, 2017. This increase is due to the different models and parts sold during the six months ended June 30, 2017. Additionally, in the six months ended June 30, 2017, we were able to use previously written off inventory which reduced our cost of goods for that period. Our cost of goods continues to be reviewed by management to guarantee the best available pricing while maintaining high quality standards.

Costs and Expenses

Total costs and expenses increased by $276,854 or approximately 70% to $666,904 for the six months ended June 30, 2018 from $390,050 for the six months ended June 30, 2017.

Our costs and expenses increased from the previous year as we incurred an increase in SG&A which is due to the increase activity in the sales and marketing of the Voraxial, increase in maintenance and repair associated with the increase use of equipment for manufacturing activity, and an increase in depreciation expense from recently acquired equipment used to manufacture the Voraxial Separator. The increase in our professional fees and payroll reflects the increase in consulting payments and a non-cash expense of $115,000 associated with the restricted stock issuance to Messrs. DiBella and Veldman and as compensation for services pursuant to the terms of a business advisory consulting agreement. This was offset partially by a decrease in our payroll as our CEO reduced his salary by $47,500 during the six months ended June 30, 2018.

Liquidity and Capital Resources:

Cash at June 30, 2018 was $953,055 as compared to $1,010,434 at December 31, 2017. Working capital deficit at June 30, 2018 was $684,829 as compared to a working capital deficit at December 31, 2017 of $166,137. At June 30, 2018, we had an accumulated deficit of $15,613,636. Our current assets increased by 21.4% at June 30, 2018 as compared to December 31, 2017, which reflects increases in our inventory as a result of the units we are manufacturing in fulfillment of orders we received and units we are manufacturing in fulfillment of the Technology Purchase Agreement. Our current liabilities increased 53.4% at June 30, 2018 as compared to December 31, 2017, which is primarily attributable to a significant increase in deposits from customers as a result of the purchase order we received from a utility company.

Summary of cash flows

The following table summarizes our cash flows:
	Six Months Ended
	June 30,
(Dollars in thousands)	2018	2017
	(Unaudited)
Cash flow data:
Cash used in operating activities	$(37,079)	$2,231,588
Cash used in financing activities	$(20,300)	$18,255

Net cash used in operating activities in the six months ended June 30, 2018 was primarily attributable to net loss and increase in inventory, offset in part by an increase in deposit from customer. Increase in our inventory is a result of the units we are manufacturing in fulfillment of orders we received and units we are manufacturing in fulfillment of the Technology Purchase Agreement. Increase in deposit from customer is primarily attributable to deposit received on a purchase order we received from a utility company. Net cash used in operating activities in the six months ended June 30, 2017 was primarily attributable to the completion of the Technology Purchase Agreement resulting in a gain on the sale of our intellectual property of $3,000,000 less direct costs of $80,000, offset by an increase in accounts receivable and a decrease in accounts payable and accrued expenses.

Net cash used in financing activities during the six months ended June 30, 2018 was primarily attributable to the repayment of the equipment note payable. Net cash provided by financing activities during the six months ended June 30, 2017 was primarily attributable to the proceeds from unsecured notes payable and advances from the Company’s Chief Executive Officer, offset by repayments of unsecured notes payable and advances from the Company’s Chief Executive Officer.

Continuing Losses

While the Company has historically experienced recurring net losses, our management believes that the Grant Back Licenses will provide us the opportunity to possibly leverage future Schlumberger sales in the oil and gas market to penetrate the sale and use of licensed Voraxial products to other industries, including, but not limited to mining, sewage and wastewater. We believe that including our current cash resources and anticipated revenue to be generated under the Grant Back Licenses and Supply Agreement, we will have sufficient resources to continue business operations in excess of 12 months. However, there are no assurances that we will generate any or significant revenues under the Supply Agreement or Grant Back Licenses and there is limited historical financial data and operating results with which to evaluate our business and our prospects under the new agreements.

Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control. These factors include competitive efforts and general economic trends. Due to these factors, we cannot anticipate with any degree of certainty what our revenues will be in future periods. Our independent auditors have included in their audit report for the years ended December 31, 2017 and 2016 an explanatory paragraph that states that our continuing losses from operations raises substantial doubt about our ability to continue as a going concern. Although we achieved profitability in 2017, such profit was due to the closing of the Technology Purchase Agreement. At June 30, 2018, we had an accumulated deficit of $15,613,636 including a net loss of $624,842 for the six months ended June 30, 2018. We anticipate receiving the remaining $1,000,000 by September 2018 in fulfillment of the Technology Purchase Agreement signed with Schlumberger in June 2017. We may not be able to achieve profitability on a quarterly or annual basis. If we fail to achieve profitability on a quarterly or annual basis, or to receive the remaining fund from the Technology Purchase Agreement, or to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection.

As a result of the above, there is substantial doubt about the ability of the Company to continue as a going concern and the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Off balance sheet arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note C to the Condensed Consolidated Financial Statements.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer who also serves as our Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2018. Based upon continuing material weakness in the Company’s internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2017, our management concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer who also serves as our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None, except as previously reported.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
2	Agreement and Plan of Reorganization	10	11/3/1999	2
3.1(a)	Articles of Incorporation, as amended	10	11/3/1999	3(i)
3.1(b)	Articles of Amendment dated October 20, 2017	8-K	11/13/2017	3.2
3.2	Bylaws	10	11/3/1999	3(ii)
31.1	Certification of Chief Executive Officer (Section 302)				Filed
31.2	Certification of Chief Financial Officer (Section 302)				Filed
32.1	Certification of Chief Executive Officer and Chief Financial Officer (Section 906)				Filed
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

Enviro Technologies, Inc.

By: /s/ John A. Di Bella

John A. Di Bella

Chief Executive Officer and

Chief Financial Officer

DATED: August 10, 2018

