Form 10-Q
period 2018-09-30
ENVIRO TECHNOLOGIES, INC.
filed 2018-11-19
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

(954) 958-9968
(Registrant’s telephone number, Including area code)

___________________________________________________________

(Former Name, former address and former fiscal year, if changed since last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company) Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) the Exchange Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 13, 2018, we had 35,784,497 shares of our Common Stock outstanding.

PART I.	CONDENSED CONSOLIDATED FINANCIAL INFORMATION
Item 1.	Financial Statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (unaudited)	December 31, 2017
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,721,372	$1,010,434
Accounts receivable, net	30,897	154,104
Inventory, net	405,335	171,434
Prepaid expenses	18,936	15,721

Total current assets	2,176,540	1,351,693

FIXED ASSETS, NET	405,701	439,495

OTHER ASSETS
Security deposits	10,526	10,526

Total assets	$2,592,767	$1,801,714

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$460,107	$201,677
Equipment note payable, current portion	62,767	50,640
Accrued Expenses – related party	1,181,261	1,233,423
Deposits from customer	690,471	32,090
Total current liabilities	2,394,606	1,517,830

LONG-TERM LIABILITIES
Equipment note payable –less current portion	242,535	290,004
Total liabilities	2,637,141	1,807,834

COMMITMENTS AND CONTINGENCIES (See Note G)	--	--

SHAREHOLDERS' DEFICIENCY:
Common stock, $.001 par value, 250,000,000 shares authorized; 35,784,497 and 33,534,487 shares issued and outstanding as of September 30, 2018 and December 31, 2017	35,785	33,535
Additional paid-in capital	15,061,889	14,949,139

Accumulated deficit	(15,142,048)	(14,988,794)

Total shareholders' deficiency	(44,374)	(6,120)

Total liabilities and shareholders' deficiency	$2,592,767	$1,801,714

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues, net	$1,180,634	$2,362	$1,306,624	$122,774

Cost of goods sold	499,546	--	569,834	42,563

Gross profit	681,088	2,362	736,790	80,211

Costs and expenses:
Selling, general and administrative	87,949	73,955	246,052	198,000
Professional Fees	56,763	709	255,492	34,678
Payroll expenses	59,466	169,402	369,538	401,437

Total costs and expenses	204,178	244,066	871,082	634,115

Income (Loss) from operations	476,910	(241,704)	(134,292)	(553,904)

Other income (expenses):
Sale – intellectual property	--	--	--	2,920,000
Interest expense	(5,322)	(6,402)	(18,962)	(39,749)

Total other income (expense)	(5,322)	(6,402)	(18,962)	2,880,251

Net income (loss) before provisions for income taxes	471,588	(248,106)	(153,254)	2,326,347
Provisions for income taxes	--	--	--	--
NET INCOME (LOSS)	$ 471,588	$ (248,106)	$(153,254)	$2,326,347

Net Income (loss) per share Basic	$0.01	$(0.01)	$(0.00)	$0.07
Diluted	$0.01	$(0.01)	$(0.00)	$0.05
Weighted average number of shares outstanding Basic	35,784,497	33,534,497	34,625,156	33,517,794
Diluted	38,232,467	33,534,497	34,625,156	43,135,651

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ DEFICIENCY

FOR THE nine MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2017	33,534,497	$33,535	$14,949,139	$(14,988,794)	$(6,120)
Issuance of common stock for services	2,250,000	2,250	112,750	--	115,000
Net loss	--	--	--	(153,254)	(153,254)

Balance - September 30, 2018	35,784,497	$35,785	$15,061,889	$(15,142,048)	$(44,374)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017

Cash Flows From Operating Activities:
Net income (loss)	$ (153,254)	$ 2,326,347
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation	33,794	10,984
Stock for interest	--	2,000
Stock issued for services to consultant	15,000	--
Stock issued for services to officer and director	100,000	--
Changes in assets and liabilities:
Accounts receivable	123,207	(25,204)
Inventory	(233,901)	(90,361)
Prepaid expenses	(3,215)	(25,649)
Deposit from customers	658,381	(63,600)
Accounts payable and accrued expenses	258,430	(268,066)
Accounts expenses – related party	(52,162)	60,061
Net cash provided by operating activities	746,280	1,926,512

Cash Flows From Investing Activities:
Purchase of Equipment	--	(96,046)
Net cash used in investing activities	--	(96,046)

Cash Flows From Financing Activities:
Advances from related party	--	46,354
Repayments to related party	--	(46,354)
Repayments of equipment note payable	(35,342)	--
Repayments of notes payable	--	(220,000)
Note payable issuances	--	220,000
Net cash used in financing activities	(35,342)	--
Net increase in cash and cash equivalents	710,938	1,830,466

Cash and cash equivalents, beginning of period	1,010,434	40,973

Cash and cash equivalents, end of period	$ 1,721,372	$ 1,871,439

Supplemental Disclosures
Cash paid during the period for interest	$ 18,962	$ 39,749
Cash paid during the period for taxes	$ --	$ --
Supplemental Disclosures of non-cash investing & financing activities:
Financed purchase of equipment	$ --	$ 340,644
Stock issued with notes payable	$ --	$ 2,000

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2018

(unaudited)

NOTE A - ORGANIZATION AND OPERATIONS

Organization

Enviro Technologies, Inc., an Idaho corporation (the “Company”), is a manufacturer of environmental and industrial separation technology. The Company developed, and now manufactures the Voraxial® Separator for Cameron Solutions, Inc. (“Cameron Solutions”), an affiliate of Schlumberger Technology Corporation. The Voraxial is a patented technology that was developed by the Company and sold to Schlumberger Technology Corporation, a Texas corporation. Pursuant to the agreements we signed with Schlumberger Technology Corporation, we received Grant Back Licenses to manufacture, market and sell the technology for industries outside of the oil and gas markets such as mining, sewage, wastewater, among others.

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

NOTE B – GOING CONCERN

While the Company has historically experienced recurring net losses, on June 8, 2017, the Company completed a Technology Purchase Agreement with Schlumberger Technology Corporation, Schlumberger Canada Limited, a Canadian entity, and Schlumberger B.V., an entity organized under the laws of the Netherlands (collectively, “Schlumberger”) on June 8, 2017 for the sale of the Company’s intellectual property in consideration of up to $4,000,000, of which $3,000,000 was paid at closing and the balance was paid in August, 2018 upon the completion of both: (i) the complete transfer of the intellectually property to Schlumberger; and (ii) the provision to transfer information, assets and services to Schlumberger. In addition, at closing FPA entered into a Framework Agreement (the “Supply Agreement”) with Cameron Solutions, a Houston, Texas-based company engaged in the development, manufacture and sale of equipment used in the oil and gas industry. Under the terms of the three-year Supply Agreement, FPA is the exclusive supplier to Cameron Solutions of certain Voraxial series products for use in the oil and gas industry. Pursuant to the Technology Purchase Agreement, Schlumberger also granted us non-exclusive, worldwide, royalty-free licenses (the “Grant Back Licenses”) for the sale of Voraxial products outside the oil and gas industry. Our management believes that the Grant Back Licenses will provide us the opportunity to possibly leverage future Schlumberger sales in the oil and gas market to penetrate the sale and use of licensed Voraxial products to other industries, including, but not limited to mining, sewage and wastewater.

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

At September 30, 2018, we had an accumulated deficit of $15,142,048 including a net loss of $153,254 for the nine months ended September 30, 2018. We may not be able to achieve profitability on a quarterly or annual basis. If we fail to achieve profitability on a quarterly or annual basis, or to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection. As a result of the above, there is

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2018

(unaudited)

substantial doubt about the ability of the Company to continue as a going concern and the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the company’s annual consolidated financial statements, notes and accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 12, 2018. In the opinion of management, all adjustments, which are necessary to provide a fair presentation of financial position as of September 30, 2018, and the related operating results and cash flows for the interim period presented, have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the parent company, Enviro Technologies, Inc., and its wholly-owned subsidiary, FPA. All significant intercompany accounts and transactions have been eliminated.

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

Revenue Recognition

The Company derives its revenue from the sale and short-term rental of the Voraxial Separator. We account for revenue in accordance with ASC Topic 606, which we adopted on January 1, 2018, using the modified retrospective method. The adoption of ASC Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the three and nine months ended September 30, 2018. We did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2018

(unaudited)

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. As of September 30, 2018 and December 31, 2017, there was $690,471 and $32,090, respectively, of deposits from customers. The increase in deposit from customer is mostly attributable to the purchase order we received from a utility company for a wastewater treatment system that is comprised of multiple Voraxial Separators.

The Company recognizes revenue from the short-term rental of equipment, ratably over the life of the agreement, which is usually one to twelve months.

ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is a doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, and its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collections. At September 30, 2018 and December 31, 2017, the Company had $60,254 and $60,254 in the allowance for doubtful accounts, respectively.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at September 30, 2018 and December 31, 2017, approximate their fair value because of their relatively short-term nature.

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of September 30, 2018 and December 31, 2017.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2018

(unaudited)

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of September 30, 2018 and December 31, 2017.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of September 30, 2018 and December 31, 2017.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate (“FDIC”) limits. As of September 30, 2018, the Company has a cash concentration of $1,621,493 in excess of FDIC limits.

Inventory

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or market. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Raw materials	$128,188	$32,047
Work in process	277,147	139,360
Finished goods	--	--
Total	$405,335	$171,434

Inventory amounts are presented net of allowance for inventory reserves of $42,752 and $42,752 as of September 30, 2018 and December 31, 2017, respectively.

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

SEPTEMBER 30, 2018

(unaudited)

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

As of September 30, 2018 and 2017, there were 13,465,000 and 13,465,000 shares issuable upon the exercise of options, respectively, common stock equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. The Company had net income for the three months ended September 30, 2018 and for the nine months ended September 30, 2017. A separate computation of diluted earnings per share is presented using the treasury stock method.

INCOME TAXES

The Company accounts for income taxes under ASC 740-10-25 . Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

SEPTEMBER 30, 2018

(unaudited)

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

Recent Accounting Pronouncements

In February 2016, Financial Accounting Standards Board Accounting Standards Certification (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases”, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2015, FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09. The Company adopted these standards on January 1, 2018. The adoption did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the three and nine months ended September 30, 2018. We did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

In June 2018, FASB issued ASU 2018-07 “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU relates to the accounting for non-employee share-based payments. The amendment in this Update expands the scope of Topic 718 to include all share-based payment transactions in which a grantor acquired goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU excludes share-based payment awards that relate to (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2018

(unaudited)

customers as part of a contract accounted for under Topic 606, revenue from Contracts from Customers. The share-based payments are to be measured at grant-date fair value of the equity instruments that the entity is obligated to issue when the good or service has been delivered or rendered and all other conditions necessary to earn the right to benefit from the equity instruments have been satisfied. This standard will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 14, 2020. Early adoption is permitted but no earlier than an entity’s adoption of Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

NOTE D - RELATED PARTY TRANSACTIONS

For the three and nine months ended September 30, 2018, the Company incurred salary expenses for the chief executive officer of $52,500 and $157,500, respectively. Of these amounts, $157,500 has been paid for the nine months ended September 30, 2018. The total unpaid balance as of September 30, 2018 is $1,181,261 and is included in accrued expenses – related party. For the three and nine months ended September 30, 2017, the Company incurred salary expenses for the chief executive officer of the Company of $76,250 and $228,750 respectively. Of these amounts, $25,000 had been paid for the nine months ended September 30, 2017. Effective January 1, 2018, the board of directors approved the reduction of the chief executive officer’s annual salary by $95,000 from $305,000 to $210,000.

Effective July 1, 2017, Raynard Veldman, a member of the Company’s board of directors receives a fee of $2,500 per month for consulting services. During the three and nine months ended September 30, 2018, Mr. Veldman received consulting fees of $7,500 and $22,500, respectively. During the three and nine months ended September 30, 2017, Mr. Veldman received consulting fees of $7,500 and $7,500, respectively.

On May 25, 2018 the Company issued an aggregate of 2,000,000 restricted shares of common stock to Messrs. John A. DiBella and Raynard Veldman. The shares were issued to them as bonus compensation for their efforts in connection with the closing of the Technology Purchase Agreement. The fair value of these shares is $100,000.

NOTE E – FIXED ASSETS

Fixed assets as of September 30, 2018 and December 31, 2017 consist of:

	September 30, 2018	December 31, 2017
Machinery and equipment	$933,245	$933,245
Furniture and fixtures	14,498	14,498
Autos and Trucks	5,294	5,294
Total	953,037	953,037
Less: accumulated depreciation	(547,336)	(513,542)
Fixed Assets, net	$405,701	$439,495

Depreciation expense was $11,445 and $0 for the three months ended September 30, 2018 and 2017, respectively.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2018

(unaudited)

Depreciation expense was $33,794 and $10,984 for the nine months ended September 30, 2018 and 2017, respectively.

In July 2017, the Company entered into a financing agreement for the purchase of CNC machining equipment valued at approximately $426,000. The machining equipment was received in July 2017 and will be used for the manufacture of Voraxial Separators in preparation of potential future orders under the Supply Agreement and sales pursuant to the Grant Back Licenses. As of September 30, 2018 and December 31, 2017, the amount owed is $305,302 and $340,644 respectively.

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

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2018

(unaudited)

Information with respect to options outstanding and exercisable at September 30, 2018 is as follows:

	Number Outstanding	Exercise Price	Number Exercisable
Balance, December 31, 2017	13,465,000	$0.01	13,465,000
Issued	-	-	-
Expired	-	-	-
Forfeited	-	-	-
Balance, September 30, 2018	13,465,000	$0.01	13,465,000

Exercise Price	Number Outstanding at September 30, 2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2018	Weighted Average Exercise Price
$0.01	13,465,000	5.13	$0.01	13,465,000	$0.01
Total	13,465,000	-	-	13,465,000	-

The aggregate intrinsic value represents the excess amount over the exercise price optionees would have received if all the options have been exercised on the last business day of the period indicated based on the Company’s closing stock price of for such day. The aggregate intrinsic value as of September 30, 2018 is $807,900.

NOTE G – COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

In October 2015, the Company entered into a three (3) year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, Florida 33309. The lease is $6,100 per month, which includes common area maintenance, taxes and insurance. The Company currently occupies the office and manufacturing facility on a month to month basis. During the nine months ended September 30, 2018 and 2017, the rent expense was $57,246 and $56,384, respectively.

EQUIPMENT FINANCING

In July 2017, the Company entered into a financing agreement for the purchase of CNC machining equipment valued at approximately $426,000. The machining equipment was received in July 2017 and will be used for the manufacture of Voraxial Separators in preparation of potential future orders under the Supply Agreement and sales pursuant to the Grant Back Licenses. As of September 30, 2018 and December 31, 2017, the amount owed is $305,302 and $340,644 respectively.

Litigation

On or about October 23, 2017, a claim was filed in the 17th Judicial Circuit Court in and for Broward County in Fort Lauderdale, Florida, by the plaintiff, Industrial and Oilfield Procurement Services, LLC, against the Company.  The case involves an alleged breach of contract between the parties relating to the purchase and sale of a Voraxial unit in 2015. The plaintiff has demanded a partial refund and damages. We are defending this action, as we believe this claim is without merit.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2018

(unaudited)

SALE OF INTELLECTUAL PROPERTY

On June 8, 2017, the Company and FPA, our wholly owned subsidiary closed the transactions contemplated by the Technology Purchase Agreement dated March 13, 2017 with Schlumberger.

At closing, we sold our intellectual property (the “Purchased Intellectual Property”), substantially consisting of the Voraxial patents, marks, software and copyrights, to Schlumberger in consideration of up to $4,000,000, of which $3,000,000 was paid to us at closing and the balance of $1,000,000 was payable upon satisfaction of the following post-closing conditions: (i) the complete transfer of the Purchased Intellectually Property to Schlumberger; and (ii) the provision to transfer information, assets and services to Schlumberger. We recognized a gain on the sale of our intellectual property of $3,000,000 less direct costs of $80,000, consisting of a termination fee and consulting fees during the nine months ended September 30, 2017.

In August 2018, we delivered multiple Voraxial units to Schlumberger. Upon delivery, the post-closing conditions were satisfied and the remaining $1,000,000 was received. We recognized the revenue during the three and nine months ended September 30, 2018. The amount is included in revenue, net in the accompanying condensed consolidated statement of operations.

We utilized a portion of the proceeds from this transaction to pay some of our outstanding debt and are using the balance for general working capital. We are also using some of the proceeds to buy additional manufacturing equipment to meet potential future sales.

At closing of the agreement, Schlumberger granted us Grant Back Licenses to make, use, sell, offer for sale, and import products and processes embodying the Purchase Intellectual Property outside the oil and gas market. In addition to the proceeds from the sale of our intellectual property, our management believes that the Grant Back Licenses will provide for the potential increase of revenues through the sale of Voraxial Separators, possibly leveraging future sales by Schlumberger in the oil and gas market to penetrate the sale and use of licensed Voraxial products to other industries, including, but not limited to mining, sewage and wastewater.

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

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2018

(unaudited)

NOTE H – MAJOR CUSTOMERS

Revenues to two customers during the three months ended September 30, 2018, were 84% and 16%.

Revenues to two customers during the nine months ended September 30, 2018, were 85% and 15%.

Revenues to one customer during the three months ended September 30, 2017, were 96%.

Revenues to one customer during the nine months ended September 30, 2017, were 76%.

As of September 30, 2018, one of the Company’s customers represents 97% of the total accounts receivable.

As of December 31, 2017, one of the Company’s customers represents 98% of the total accounts receivable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Enviro Technologies, Inc. is referred to herein as “the Company”, “we” or “our.” The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements”. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on April 12, 2018, and our subsequent filings with the SEC. All information in this section for the three and nine months ended September 30, 2018 and 2017 is unaudited and derived from the unaudited condensed consolidated financial statements appearing elsewhere in this report; unless otherwise noted, all information for the year ended December 31, 2017 is derived from our audited consolidated financial statements appearing in the Annual Report on Form 10-K for the year ended December 31, 2017.

Application of Critical Accounting Policies

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of these significant accounting policies can be found in Note C to the Company’s consolidated financial statements in the Company’s 2017 Annual Report on Form 10-K for the year ended December 31, 2017. The Company has adopted Topic 606 to account for revenue during the period ended September 30, 2018. Refer to Note C.

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

On March 13, 2017, we entered into a Technology Purchase Agreement with Schlumberger Technology Corporation, a Texas corporation, Schlumberger Canada Limited, a Canadian entity, and Schlumberger B.V., an entity organized under the laws of the Netherlands (collectively, “Schlumberger”) which was approved by the Company’s shareholders on May 31, 2017 and completed on June 8, 2017. Under the agreement we sold our intellectual property (the “Purchased Intellectual Property”), substantially consisting of the Voraxial patents, marks, software and copyrights, to Schlumberger in consideration of up to $4,000,000, of which $3,000,000 was paid to us at closing. The balance of $1,000,000 was payable upon the satisfaction of the following post-closing conditions: (i) the complete transfer of the Purchased Intellectually Property to Schlumberger; and (ii) the provision to transfer information, assets and services to Schlumberger. We recognized a gain on the sale of our intellectual property of $3,000,000 less direct costs of $80,000, consisting of a termination fee and consulting fees during the nine months ended September 30, 2017.

In August 2018, we delivered multiple Voraxial units to Schlumberger. Upon delivery, the post-closing conditions were satisfied and the remaining $1,000,000 was received. We recognized the revenue during the three and nine months ended September 30, 2018. The amount is included in revenue, net in the accompanying condensed consolidated statement of operations.

Pursuant to the agreements we signed with Schlumberger, we shall continue to manufacture the technology for Schlumberger for the oil and gas industry and are able to pursue other industries independent of Schlumberger, which include mining, sewage, wastewater as well as other markets. We have focused our resources immediately after the transaction developing the relationship with Schlumberger and preparing and upgrading our manufacturing capabilities to meet the potential increase in Voraxial demand from the oil and gas markets.

As part of the agreement, Schlumberger granted us a non-exclusive, non-transferable, worldwide, royalty-free licenses (the “Grant Back Licenses”), to make, use, sell, offer for sale, and import products and processes embodying the Purchase Intellectual Property outside the oil and gas market. We believe that the Grant Back Licenses will provide for potential revenue growth through the sale of Voraxial Separators outside the oil and gas industry, including, but not limited to mining, sewage and industrial wastewater. Although there are no assurances that we will generate substantial revenues under the Grant Back Licenses we believe these opportunities to serve industries outside of the oil and gas markets will continue to increase.

We have started transitioning our sales and marketing activities to markets outside of oil and gas. We received a purchase order from a utility company for a wastewater system that will require multiple Voraxial Separator units. The wastewater system we anticipate shipping by first quarter of 2019 will be utilized to separate oil and solids prior to the water being discharged into the environment. The increase in our deposits is a result of this purchase order.

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

Results of Operations for the Three Months ended September 30, 2018 and 2017:

Revenue

Our revenues increased to $1,180,634 for the three months ended September 30, 2018 as compared to $2,362 for the three months ended September 30, 2017. $1,000,000 of the total revenues is a result of the multiple Voraxial units we delivered in August 2018 in accordance with the post-closing conditions of the Technology Purchase Agreement. We believe there is a market for the Voraxial and that these agreements will provide us with the opportunity to increase revenues in the future in both the oil and gas industry and potentially other industries as well, such as mining, sewage and industrial wastewater through the Grant Back Licenses. Although we have begun receiving orders as a result of the Grant Back License, there are no assurances that we will be successful in our efforts to exploit these additional opportunities.

We have received a purchase order from a utility company for a wastewater system that will require multiple Separator units. The wastewater system we anticipate shipping by first quarter of 2019 will be utilized to separate oil and solids prior to the water being discharged into the environment. The increase in our deposits is a result of this purchase order.

Cost of Goods

Our cost of goods increased to $499,546 for the three months ended September 30, 2018 as compared to $0 for the three months ended September 30, 2017. The increase is primarily due to the increase in sales for nine months ended September 30, 2018. We were able to use previously written off inventory which reduced our cost of goods for nine months ended September 30, 2017. Our cost of goods continues to be reviewed by management in effort to obtain the best available pricing while maintaining high quality standards.

Costs and Expenses

Total costs and expenses decreased by $39,888 or approximately 16% to $204,178 for the three months ended September 30, 2018 as compared to $244,066 for the three months ended September 30, 2017. Our costs and expenses decreased from the third quarter of the previous year, primarily due to a decrease in our payroll expense as we allocated some of our labor costs toward cost of goods of the units we shipped in the quarter and our chief executive officer reduced his salary by $23,750 during the three months ended September 30, 2018. The decrease was partially offset by an approximate increase of $56,000 in professional fees during the three months ended September 30, 2018 which is due to consulting fees paid to outside consultants for market research and certain projects we are reviewing. The decrease was also partially offset by an approximate increase of $14,000 in selling, general and administrative expense (“SG&A”) during the three months ended September 30, 2018 which is due to the increase in maintenance and repair associated with the increase use of equipment for manufacturing activity, and an increase in depreciation expense from recently acquired equipment used to manufacture the Voraxial Separator.

Results of Operations for the Nine Months ended September 30, 2018 and 2017:

Revenue

Our revenues increased to $1,306,624 for the nine months ended September 30, 2018 as compared to $122,774 for the nine months ended September 30, 2017. $1,000,000 of the total revenues is a result of the multiple Voraxial units we delivered in August 2018 in accordance with the post-closing conditions of the Technology Purchase Agreement. We believe there is a market for the Separator and that the Supply Agreement will provide us with the opportunity to increase revenues in the future in both the oil and gas industry and potentially other industries as well, such as mining, sewage and industrial wastewater, through the Grant Back Licenses.

Cost of Goods

Our cost of goods increased to $569,834 for the nine months ended September 30, 2018 as compared to $42,563 for the nine months ended September 30, 2017. The increase is primarily due to the increase in sales for the nine months ended September 30, 2018. We were able to use previously written off inventory which reduced our cost of goods for nine months ended September 30, 2017. Our cost of goods continues to be reviewed by management to guarantee the best available pricing while maintaining high quality standards.

Costs and Expenses

Total costs and expenses increased by $236,967 or approximately 37% to $871,082 for the nine months ended September 30, 2018 from $634,115 for the nine months ended September 30, 2017.

Our costs and expenses increased from the previous year as we incurred an increase in SG&A which is due to the increase in maintenance and repair associated with the increase use of equipment for manufacturing activity, and an increase in depreciation expense from recently acquired equipment used to manufacture the Voraxial Separator. The increase in our professional fees reflect the increase in consulting payments and a non-cash expense of $65,000 associated with the restricted stock issuances to Mr. Veldman and to a third party consultant for consulting services pursuant to the terms of a business advisory consulting agreement. In addition, we have consulting fees paid to outside consultants for market research and certain projects we are reviewing. This was offset with a decrease in our payroll as our chief executive officer reduced his salary by $71,250. The payroll decrease was partially offset by the non-cash expense of $50,000 associated with the restricted stock issuances during the nine months ended September 30, 2018 to our chief executive officer. We also experience a decrease in payroll as we allocated some of our labor costs toward cost of goods of the units we shipped in the third quarter.

Liquidity and Capital Resources:

Cash at September 30, 2018 was $1,721,372 as compared to $1,010,434 at December 31, 2017. Working capital deficit at September 30, 2018 was $218,066 as compared to a working capital deficit at December 31, 2017 of $166,137. At September 30, 2018, we had an accumulated deficit of $15,142,048. Our current assets increased by 61% at September 30, 2018 as compared to December 31, 2017, which reflects increases in our inventory as a result of the units we are manufacturing in fulfillment of orders we anticipate receiving under the Supply Agreement and Grant Back Licenses. Our current liabilities increased 58% at September 30, 2018 as compared to December 31, 2017, which is primarily attributable to a significant increase in deposits from customers as a result of the purchase order we received from a utility company.

Summary of cash flows

The following table summarizes our cash flows:
	Nine Months Ended September 30,
	2018	2017
	(Unaudited)
Cash flow data:
Cash provided by operating activities	$746,280	$1,926,512
Cash used in investing activities	$--	$(96,046)
Cash used in financing activities	$(35,342)	$--

Net cash provided by operating activities in the nine months ended September 30, 2018 was primarily attributable to increase in deposit from customer and accounts payable and accrued expenses, offset in part by an increase in inventory. Increase in our inventory and accounts payable and accrued expenses is a result of the units we are manufacturing in fulfillment of orders we received. Increase in deposit from customer is primarily attributable to deposit received on a purchase order we received from a utility company. Net cash provided by operating activities during the nine months ended September 30, 2017 was primarily attributable to the completion of the Technology Purchase Agreement resulting in a gain on the sale of our intellectual property of $3,000,000 less direct costs of $80,000, offset by an increase in accounts receivable and inventory and a decrease in accounts payable and accrued expenses.

Net cash used in investing activities during the nine months ended September 30, 2017 was primarily attributable to the cash down payment on the purchase of CNC machining equipment. The purchase of the equipment was partially financed through the equipment note payable.

Net cash used in financing activities during the nine months ended September 30, 2018 was primarily attributable to the repayment of the equipment note payable.

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

Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control. These factors include competitive efforts and general economic trends. Due to these factors, we cannot anticipate with any degree of certainty what our revenues will be in future periods. Our independent auditors have included in their audit report for the years ended December 31, 2017 and 2016 an explanatory paragraph that states that our continuing losses from operations raises substantial doubt about our ability to continue as a going concern. Although we achieved profitability in 2017, such profit was due to the closing of the Technology Purchase Agreement. At September 30, 2018, we had an accumulated deficit of $15,142,048 including a net loss of $153,254 for the nine months ended September 30, 2018. We may not be able to achieve profitability on a quarterly or annual basis. If we fail to achieve profitability on a quarterly or annual basis, or to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection.

As a result of the above, there is substantial doubt about the ability of the Company to continue as a going concern and the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note C to the Unaudited Condensed Consolidated Financial Statements.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer who also serves as our Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2018. Based upon continuing material weakness in the Company’s internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2017, our management concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

DATED: November 16, 2018

