Form 10-K
period 2018-12-31
ENVIRO TECHNOLOGIES, INC.
filed 2019-04-01
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☒	Smaller reporting company ☒
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,162,577 on June 29, 2018.

There were 35,784,497 shares of common stock outstanding as of March 31, 2019.

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

General

The Company developed and currently manufactures the patented Voraxial® Separator (“Voraxial® Separator” or “Voraxial®”) pursuant to the agreements discussed below. The Voraxial® Separator is a proprietary technology now owned by Schlumberger (as defined below) that efficiently separates large volumes of liquid/liquid, liquid/solids or liquid/liquid/solids fluid mixtures with distinct specific gravities. Per the agreements we signed with Schlumberger, we continue to manufacture the technology for Schlumberger for the oil and gas industry and have a non-exclusive license to pursue other industries independent of Schlumberger, which include mining, sewage, wastewater as well as other markets. We have rebranded the technology as V-Inline for other industries.

On March 13, 2017, we entered into a Technology Purchase Agreement with Schlumberger Technology Corporation, a Texas corporation, Schlumberger Canada Limited, a Canadian entity, and Schlumberger B.V., an entity organized under the laws of the Netherlands (collectively, “Schlumberger”) which was approved by the Company’s shareholders on May 31, 2017 and completed on June 8, 2017. Under the agreement we sold our intellectual property (the “Purchased Intellectual Property”), substantially consisting of the Voraxial patents, marks, software and copyrights, to Schlumberger in consideration of $4,000,000, of which $3,000,000 was paid at closing and the balance was paid in August 2018 upon the completion of both: (i) the complete transfer of the intellectually property to Schlumberger; and (ii) the provision to transfer information, assets and services to Schlumberger.

We utilized a portion of the proceeds from this transaction to pay most of our outstanding debt and are using the balance for general working capital. We are also using some of the proceeds to buy additional manufacturing equipment to meet potential future sales.

As part of the agreement, Schlumberger granted us a non-exclusive, non-transferable, worldwide, royalty-free licenses (the “Grant Back Licenses”), to make, use, sell, offer for sale, and import products and processes embodying the Purchase Intellectual Property outside the oil and gas market. Under the terms of the agreement, we can no longer use the tradename Voraxial. We branded the technology licensed to us the “V-Inline”. Our management believes that the Grant Back Licenses can potentially provide additional revenues through the sale of V-inline Separators outside the oil and gas industry, including, but not limited to mining, sewage and industrial wastewater.

In addition, pursuant to the Technology Purchase Agreement FPA entered into a Framework Agreement on June 8, 2017 (the “Supply Agreement”) with Cameron Solutions, Inc. (“Cameron Solutions”), a Houston, Texas-based company and affiliate of Schlumberger engaged in the development, manufacture and sale of equipment used in the oil and gas industry. Under the terms of the three-year Supply Agreement, FPA is the exclusive supplier to Cameron Solutions of certain Voraxial series products for use in the oil and gas industry. Sales will be made from time to time in accordance with the terms of purchase orders. The Supply Agreement is cancellable by Cameron Solutions upon 15 days’ notice if we fail to meet delivery or performance schedules or breaches any of the terms of the agreement, including the warranties. Cameron Solutions may also cancel the Supply Agreement without notice in the event we become insolvent or commit any act of bankruptcy. The Supply Agreement contains customary indemnification and confidentiality provisions. There are no assurances that we will generate material revenues under the Grant Back Licenses or Supply Agreement. There are no minimum purchase requirements for Cameron Solutions under the Supply Agreement.

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

We received an order from a utility company for multiple V-Inline Separators to separate solids and oil from their wastewater stream. The V-Inline Separators will be used to process and separate oil and solids from a flow of about 120 gallons per minute. The System will include different technologies with the heart of the system being comprised of two V 2000 Separators working in parallel with a third V-Inline being utilized to further dewater the reject lines from the System. We anticipate shipping the system in the third quarter 2019.

Separation Technology - The Grant Back License and Supply Agreement

Pursuant to the Technology Purchase Agreement, the Company signed a Supply Agreement to manufacture the Voraxial Separator for Schlumberger for a period of 3 years and a Grant Back License to sell the technology (branded as V-Inline) in other markets outside of the oil and gas markets. The V-Inline Separator is a continuous flow turbo machine that generates a strong centrifugal force, a vortex, capable of separating light and heavy liquids, such as oil and water, or any other combination of liquids and solids at extremely high flow rates. As the fluid passes through the machine, the V-Inline Separator accomplishes this separation through the creation of a vortex. In liquid/liquid and liquid/solid mixtures, this vortex causes the heavier compounds to gravitate to the outside of the flow and the lighter elements to move to the center where an inner core is formed. The liquid stream processed by the machine is divided into separate streams of heavier and lighter liquids and solids. As a result of this process, separation is achieved.

The benefits of the V-Inline Separator include:

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

The V-Inline Separator is a self-contained, non-clogging device that can be powered by an electric motor, diesel engine or by hydraulic power generation. Further, its scalability allows it to be utilized in a variety of industries and to process various amounts of liquid. The following are the various sizes and the corresponding capacity range:

Model	Diameter	Capacity Range
Number	Size	Gallons Per Minute
V1000	1 inch	3	-5
V2000	2 inches	20	-70
V4000	4 inches	100	-500
V8000	8 inches	1,000	-3,500

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

Inventory

We maintain a limited inventory of finished parts until we receive a customer order. Most of our inventory is comprised of raw materials, work in process and finished Separator components that can be used for future sales.

Marketing

Prior to the Technology Purchase Agreement, Management developed relationships with oil service companies and representatives to promote the technology to oil industry customers. Since the Technology Purchase Agreement, we have focused our resources to develop a strong rapport with Schlumberger, which includes scaling up our manufacturing capabilities. In addition, we started to pursue projects in industries outside of the oil and gas market, which resulted in a purchase order from a utility customer. We started to market the V-Inline to companies outside of the oil and gas industry. This process is slower than anticipated as the sales from Schlumberger have not met initial management expectations thus far. We anticipated using the revenues from Schlumberger to invest in new applications and industries for the V-Inline. As these sales did not materialize as timely as we had planned, the marketing activity in other industries has been slow. The Company does not currently have plans to present at tradeshows in 2019.

Intellectual property

Under the Technology Purchase Agreement, we sold the Purchased Intellectual Property. We currently hold no patents.

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

Competition

We are subject to competition from other manufacturing facilities who have greater manufacturing capacity, which allows them to utilize economy of scale to reduce cost. We are also subject to competition from a number of companies who have greater experience, research abilities, engineering capability and financial resources than we have to market and sell separation technology. Although we believe the separation technology offers applications which accomplish better or similar results on a more cost-effective basis than existing products, other products have, in some instances, attained greater market and regulatory acceptance.

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

Our independent auditors have included in their audit report an explanatory paragraph that states that our continuing losses from operations raises substantial doubt about our ability to continue as a going concern. We have not yet generated significant revenues from the Supply Agreement or Grant Back License. There is no assurance that the Transaction Purchase Agreement will generate sufficient revenues and income, nor is there any assurance that we will be able to leverage the Grant Back License and generate sufficient revenues from other industries. We have limited historical financial data and operating results with which to evaluate our business and our prospects under these agreements. Although we achieved operating income in 2017 due to the sale of our proprietary technology, we will continue to incur net losses until we can produce sufficient revenues to cover our costs. At December 31, 2018, we had an accumulated deficit of $15,485,658 including a net loss of $496,864 for the year ended December 31, 2018. In addition, we have a working capital deficiency of $566,391 as of December 31, 2018.

Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control, including competitive efforts and general economic trends. In addition, there are no assurances that we will generate material or significant revenues under the Supply Agreement or Grant Back License. Due to these factors, we cannot anticipate with any degree of certainty that we will be able to sustain or increase our profitability on a quarterly or annual basis.

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

Revenues from two customers accounted for approximately 98% of total revenues during 2018 and revenues from two customers accounted for approximately 92% of total revenues during 2017. We do not have any contracts with minimum guaranteed orders with these customers. If these customers fail to order additional products or we are unable to attract new customers, it could have an adverse effect on our financial condition and results of operations.

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

We are engaged in a segment of the water filtration industry that is highly competitive and rapidly changing. Many large companies, academic institutions, governmental agencies, and other public and private research organizations are pursuing the development of technology that can be used for the same purposes as the V-Inline. We face, and expect to continue to face, intense and increasing competition, as new products enter the market and advanced technologies become available. We believe that a significant number of products are currently under development and will become available in the future that may address the water filtration segment of the market. If other products are successfully developed, it may be better received by the market or introduced before the V-Inline.

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

We have received a substantial deposit from a customer which has filed for bankruptcy.

In January 2019, our customer in the utility industry filed for bankruptcy protection. We retained counsel to review our contract and the bankruptcy filing. As of March 29, 2019, our counsel does not believe this bankruptcy filing will negatively affect the purchase order we received. However, if the customer were to cancel the order or under bankruptcy law we were required to return the deposit, then our business would be adversely effected.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

In December 2018, the Company entered into a three (3) year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. The lease is approximately $4,839 per month. The lease has a one-time renewal option for three years and an increased base rent of 3%. The Company has the option to terminate the lease with three months’ notice.

Item 3.	Legal Proceedings.

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

The last sale price of our common stock as reported on the OTCPink on March 26, 2019, was $0.04 per share. As of March 26, 2019, there were approximately 800 record owners of our common stock.

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

Year ended December 31, 2018 compared to year ended December 31, 2017

Overview

2018 continued to be a transitional period for us as we finalized the sale of our intellectual property to Schlumberger through the Technology Purchase Agreement. We shipped multiple units to Schlumberger, including models of the V2000, V4000 and V8000. We are focusing our efforts and resources to the manufacturing and assembling of the Voraxial Separator for Schlumberger under the Supply Agreement. We were also granted a Grant Back License to market the technology into other markets outside of the oil and gas market which we plan to pursue. We have branded our licensed products as V-Inline. We received an order from a utility company for multiple V-Inline Separators to separate solids and oil from their wastewater stream. The V-Inline Separators will be used to process and separate oil and solids from a flow of about 120 gallons per minute. The System will include different technologies with the heart of the system being comprised of two V-2000 Separators working in parallel with a third V-Inline being utilized to further dewater the reject lines from the System. We anticipate shipping the system in the third quarter of 2019.

To date we have earned limited revenues under the Grant Back Licenses and Supply Agreement.

Revenue

Revenues for the year ended December 31, 2018 increased by $1,043,602 to $1,308,762 or approximately 394% from $265,160 for the year ended December 31, 2017. $1 million of the total revenues is the result of multiple Voraxial units we shipped to Schlumberger under the Technology Purchase Agreement signed in June 2017. The majority of the balance reflects additional Separator models we shipped to Cameron under the Supply Agreement we signed in June 2017. We believe there is a market for the Separator and that the Supply Agreement will provide us with the opportunity to increase revenues in the future in the oil and gas industry. We also believe the Grant Back Licenses can potentially generate additional revenues in other industries that require the separation technology, such as mining, industrial and sewage. We received a purchase order from a utility company for a wastewater system that includes multiple V-Inline Separators. The customer has paid multiple deposits that is reflected on our balance sheet as “Deposits from customers” at December 31, 2018. Due to customer delays, the project has been extended beyond the September 21, 2018 due date. We anticipate delivering this system in the third quarter of 2019.

The majority of revenues in 2018 and 2017 were a result of sales of the Voraxial Separator and auxiliary equipment and parts to Schlumberger under the Technology Purchase Agreement and to Cameron under the Supply Agreement, which represents 84% and 57%, respectively, of our total revenues.

Cost of goods sold increased to $703,271 for the year ended December 31, 2018 from $112,193 during the year ended December 31, 2017 or an increase of $591,078 or approximately 527%. The increase in our cost of goods sold was related to the increase in number of units sold to Schlumberger and increase in labor and facility utilization during the year. Our cost of goods continues to be reviewed by management in effort to obtain the best available pricing while maintaining high quality standards.

Costs and expenses

Total costs and expenses increased by approximately 11% or $109,355 to $1,078,327 for the year ended December 31, 2018 as compared to $968,972 for the year ended December 31, 2017. The increase was due to increases in selling, general and administrative expenses and professional fees, offset by the decrease in payroll expense.

Selling, General and administrative expenses

Selling, General and Administrative expenses increased by 48% or $106,410 to $330,105 for the year ended December 31, 2018 from $223,695 for the year ended December 31, 2017. The increase was due to an increase of $22,000 for repair and maintenance as a result of the increased manufacturing activities, an increase of $39,000 for insurance which mainly comprises of increase in health and D&O insurance, an increase of $23,000 in depreciation as we incurred depreciation expense over a 12-month period in fiscal year 2018 as compared to a 9-month period in fiscal year 2017 for the recently acquired equipment used to manufacture the Separator.

Professional Fees

Professional fees increased by approximately 215% or $203,936 to $298,900 for the year ended December 31, 2018 from $94,964 for the year ended December 31, 2017. The increase was primarily due to a non-cash stock based compensation of $65,000 for shares issued to consultants and director, an increase of $89,000 in professional fees reflecting an increase in advisory and consulting services in our effort to pursue new markets and an increase of $10,000 reflecting an increase in legal fees associated with our pending litigation. In addition, the legal fees were $29,000 lower during the year ended December 31, 2017 due to the reversal of our accrual for legal contingency, which settled in 2017.

Payroll Expenses

Payroll expense decreased by approximately 31% or $200,991 to $449,322 for the year ended December 31, 2018 from $650,313 for the year ended December 31, 2017. The decrease in payroll expense was due to a $95,000 decrease in our CEO’s payroll and a higher utilization and absorption of labor cost into cost of goods sold. This was offset by $50,000 non-cash stock-based compensation for shares issued to our CEO.

Liquidity and capital resources

At December 31, 2018, cash was $1,223,863 as compared to $1,010,434 at December 31, 2017. Working capital deficit at December 31, 2018 was $566,391 as compared to a working capital deficit at December 31, 2017 of $166,137. At December 31, 2018, we had an accumulated deficit of $15,485,658. For the year ended December 31, 2018, we had a net loss of $496,864. Our current assets increased by 34% at December 31, 2018 as compared to December 31, 2017, which reflects increases in our inventory and prepaid expenses as a result of the units we are manufacturing in fulfillment of orders we anticipate receiving under the Supply Agreement and for the purchase order from a utility company. Our current liabilities increased 57% at December 31,

2018 as compared to December 31, 2017, which is primarily attributable to a significant increase in deposits from customers as a result of the purchase order we received from a utility company.

Summary of cash flows

The following table summarizes our cash flows:
	Year Ended December 31,
	2018	2017
	(audited)
Cash flow data:
Cash provided by operating activities	$264,069	$1,079,403
Cash used in investing activities	$--	$(109,942)
Cash used in financing activities	$(50,640)	$--

Net cash provided by operating activities in the year ended December 31, 2018 was primarily attributable to a decrease in accounts receivable and increases in deposit from customer and accounts payable and accrued expenses, offset in part by increases in inventory and prepaid expenses. Increases in our inventory, prepaid expenses, accounts payable and accrued expenses are a result of the units we are manufacturing in fulfillment of orders we received. Increase in deposit from customer is primarily attributable to deposit received on a purchase order we received from a utility company. Net cash provided by operating activities during the year ended December 31, 2017 was primarily attributable to the completion of the Technology Purchase Agreement resulting in a gain on the sale of our intellectual property of $3,000,000 less direct costs of $80,000, offset by an increase in accounts receivable and inventory and a decrease in accounts payable and accrued expenses.

Net cash used in investing activities during the year ended December 31, 2017 was primarily attributable to the cash down payment on the purchase of CNC machining equipment. The purchase of the equipment was partially financed through the equipment note payable.

Net cash used in financing activities during the year ended December 31, 2018 was primarily attributable to the repayment of the equipment note payable. Net cash used in financing activities during the year ended December 31, 2017 was primarily attributable to the issuance of notes payable and advances from related party offset by the repayment of notes payable and advances from related party.

Continuing losses

While the Company has historically experienced recurring net losses, on June 8, 2017, the Company completed the Technology Purchase Agreement and entered into the Supply Agreement with Cameron Solutions. In addition, Schlumberger granted us the Grant Back Licenses for the sale of products outside the oil and gas industry. While the Company has historically experienced recurring net losses, our management believes that the Grant Back Licenses will provide us the opportunity to possibly leverage future Schlumberger sales in the oil and gas market to penetrate the sale and use of licensed products to other industries, including, but not limited to mining, sewage and wastewater. We believe that including our current cash resources and anticipated revenue to be generated under the Grant Back Licenses and Supply Agreement, we will have sufficient resources to continue business operations in excess of 12 months. However, there are no assurances that we will generate any or significant revenues under the Supply Agreement or Grant Back Licenses and there is limited historical financial data and operating results with which to evaluate our business and our prospects under the new agreements.

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

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note C of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Revenue Recognition

The Company derives its revenue from the sale and short-term rental of the V-Inline under the Grant Back Licenses and manufacturing of the Voraxial Separator under the Supply Agreement. We account for revenue in accordance with ASC Topic 606, which we adopted on January 1, 2018, using the modified retrospective method. The adoption of ASC Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the year ended December 31, 2018. We did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the valuation of deferred tax assets, the allowances for doubtful accounts, allowance for inventory obsolescence and valuation of stock based compensation. Actual results may differ.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC, did not, or are not believed by management, to have a material impact on the Company's present or future financial statements, except as follows:

In February 2016, the FASB issued ASU 2016-02 “Leases,” which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU 2016-02 will have an impact on our consolidated balance sheet as we will record material assets and obligations primarily related to our corporate office lease. We expect to record operating lease liability of approximately $290,000 based on the present value of the remaining minimum rental payments using discount rates as of the effective date. We expect to record corresponding right-of-use asset of approximately $290,000, based upon the operating lease liability as of January 1, 2019. We do not expect a material impact on our consolidated statement of income or our statement of cash flows.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer who also serves as our principal financial and accounting officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2018. Based upon that evaluation at the end of the period covered by this annual report our Chief Executive Officer concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communications to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the 2013 criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of December 31, 2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses. These material weaknesses in our internal control over financial reporting result from no segregation of duties, no multiple level of review in the financial close process and lack of experienced accounting staff with expertise in the application of GAAP.

 In order to remediate these material weaknesses in our internal control over financial reporting, we will need to:

•	create a position to segregate duties consistent with control objectives and will increase our personnel resources; and
•	hire experienced independent third parties or consultants to provide additional expert advice as needed.

Until such time as we remediate the material weaknesses in our internal control over financial reporting, there is a likelihood that our financial statements in future periods may contain errors which will require a restatement. In fiscal year 2018, we have made efforts to improve these weaknesses in our internal control over financial reporting results by hiring personnel focused on upgrading our internal accounting processes and managing the daily accounting responsibilities, installing a new accounting software, implementing an inventory system to manage inventory and having duplicity in reviewing our accounting records by retaining an outside CPA to review our financials on a quarterly and annual basis. We believe these steps will help to further mitigate issues that may arise from a limited staff.

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

Item 9B.	Other Information.

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and executive officers

The following sets forth the names and ages of our officers and directors.

Name	Age	Position
John A. DiBella	47	Chief Executive Officer, Chief Financial Officer and Director
Raynard Veldman	58	Director

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

Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. These persons are required by SEC regulation to furnish us with copies of these reports they file. To our knowledge, based solely on a review of the copies of reports furnished to us, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with on a timely basis for the period which this report relates. Our director, Raynard Veldman, under his Form 3 filed upon his appointment as director in August 2014 failed to disclose ownership of 441,436 shares of common stock. Mr. Veldman has indicated such Form 3 should have included such number of shares.

Item 11.	Executive compensation.

The table below sets forth compensation for the past two years awarded to, earned by or paid to our chief executive officer and our two most highly compensated executive officers other than our chief executive officer who were serving as executive officers at December 31, 2018 (the “Named Executives”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)

John A. DiBella	2017	$305,000	--	--	0	--	--	--	$305,000
President, Chief Executive Officer and Chief Financial Officer	2018	$210,000	--	$50,000	0	--	--	$29,000	$289,000

Outstanding Equity Awards At December 31, 2018

Listed below is information with respect to unexercised options for each Named Executive as of December 31, 2018.

		Option Awards						Stock Awards

	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares, Units Or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexcercisable
John A. DiBella	7,700,000	--	$0.01	11/15/2023	--	--	--	--

Employment agreements

We are not a party to an employment agreement with Mr. DiBella. His compensation is determined by the Board of Directors of which he is one of the two members. For the years ended December 31, 2018 and 2017, the Company incurred salary expenses from the Chief Executive Officer of the Company of $210,000 and $305,000, respectively. For the years ended December 31, 2018 and 2017, respectively, the Company paid Mr. DiBella $586,000 and $580,000, respectively, including accrued salary. The unpaid accrued balances as of December 31, 2018 and 2017, are $831,761 and $1,189,761, respectively. The timing of the payment of any of the accrued but unpaid compensation due Mr. DiBella may be determined by the Board of Directors at any time. In addition, Mr. DiBella’s compensation may be changed at any time by the Board of Directors. Effective January 1, 2018, the board of directors of the Company reduced Mr. DiBella’s annual compensation to $210,000. In March 2018, the Board of Directors also approved the health insurance benefit for our CEO.

Director Compensation

Prior to July 1, 2017, none of our directors received compensation for services performed as directors. Effective July 1, 2017, the board of directors agreed to compensate our independent directors. Currently, our board compensation plan effective for non-management directors consists of a $1,000 monthly cash payment.

In addition, board members may be reimbursed for out-of-pocket expenses related to participation in board and committee meetings. No reimbursable payments were made during 2018.

The table below provides information concerning the compensation paid to our independent directors for their services as members of our board of directors for the years ended December 31, 2018 and 2017, respectively. The information in the following table excludes any reimbursement of out-of-pocket travel and lodging expenses which we may have paid.

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Raynard Veldman	2018	$12,000 (1)	$50,000	-	-	-	-	$62,000
Raynard Veldman	2017	$6,000 (2)	--	-	-	-	-	$6,000

(1)	Excludes consulting fees of $30,000 paid to Mr. Veldman for the year ended December 31, 2018
(2)	Excludes consulting fees of $15,000 paid to Mr. Veldman commencing July 1, 2017 through December 31, 2017

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The table below sets forth information with respect to the beneficial ownership of our securities as of March 31, 2019 by: (1) each person known by us to be the beneficial owner of five percent or more of our outstanding securities, and (2) executive officers and directors, individually and as a group. Unless otherwise indicated, we believe that the beneficial owner has sole voting and investment power over such shares. As of March 31, 2019, we had 35,784,497 shares of common stock issued and outstanding. Unless otherwise noted below, the address for each shareholder is 821 NW 57th Place, Fort Lauderdale, Florida 33309.

Name and Address of	Number of Shares	Percentage of
Beneficial Owner	Beneficially Owned	Ownership
Adele DiBella	6,095,500(1)	15.4%
John A. DiBella	11,228,616(2)	25.8%
Raynard Veldman	4,191,436 (3)	11.3%
All officers and directors	15,420,052 (2)(3)	34.6%
as a group (two persons)
Robert Weinberg	2,375,000(4)	6.6%

(1) Includes 3,800,000 shares of common stock underlying options exercisable at $0.01 that expire November 15, 2023.

(2) Includes 7,700,000 shares of common stock underlying options exercisable at $0.01 per share expiring on November 15, 2023. Includes 150,000 shares held by his minor children.

(3) Includes 1,000,000 shares of common stock underlying options exercisable at $0.01 per share expiring on November 15, 2023.

(4) Includes shares held by Mr. Weinberg’s wife. Address is 10279 Boca Woods Lane, Boca Raton, FL 33428.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information pertaining to all compensation plans under which equity securities of our company are authorized for issuance as of December 31, 2018.

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

During the years ended December 31, 2018 and 2017, Raynard Veldman, a member of the Company’s board of directors, received total consulting fees of $30,000 and $15,000, respectively. The Company currently pays Mr. Veldman $2,500 per month for consulting services.

During the years ended December 31, 2018 and 2017, Raynard Veldman, a member of the Company’s board of directors, received compensation for being a member of the Company’s board of directors of $12,000 and $6,000, respectively. Mr. John DiBella does not receive compensation for being a member of the Company’s board of directors.

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

The following table shows the fees that were billed for the audit and other services provided by Liggett & Webb, P.A. for the years ended December 31, 2018 and 2017.

	2018	2017

Audit Fees	$32,000	$32.000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$32,000	$32,000

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit fees paid to the auditors with respect to 2018 were pre-approved by the entire board of directors.

Item 15.	Exhibits and Financial Data Schedules.

		Incorporated by Reference			Filed or
No.	Exhibit Description	Form	Date Filed	Exhibit Number	Furnished Herewith

2	Agreement and Plan of Reorganization(incorporated by reference to Exhibit 2 to the Registration Statement on Form 10, filed November 3, 1999, as amended.	Form 10	11/03/99	2
3(i)	Articles of Incorporation	Form 10	11/03/99	3(i)
3(ii)	Bylaws	Form 10	11/03/99	3(ii)
3(iii)	Articles of Amendment to the Articles of Incorporation	8-K	11/13/17	3.2
4.1	Form of Notice Regarding the Amendment to Option	8-K	09/05/14	4.1
10.1	Technology Purchase Agreement between Schlumberger Technology Corporation, Schlumberger Canada Limited, and Schlumberger B.V. And Enviro Voraxial Technology, Inc. and Florida Precision Aerospace, Inc. dated as of March 13, 2017	8-K	3/15/17	10.1
10.2	Lease Agreement dated December 14, 2018				Filed
10.3	Grant Back License effective June 8, 2017				*
10.4	Supply Agreement effective June 8, 2017				*
14	Code of Ethics	10-K	04/14/04	14
21	Subsidiaries of the Registrant	Form 10	11/03/99	21
31.1	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-4(a) Certification of principal financial and accounting officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer				Filed

101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	To be filed

Item 16.	Form 10-K Summary.

     None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRO TECHNOLOGIES, INC.

By: /s/ John A. DiBella

John A. DiBella

Chief Executive Officer

April 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By: /s/ John A. DiBella

John A. DiBella, Director, Chief Executive Officer, principal executive officer, principal financial and accounting officer

April 1, 2019

By: /s/ Raynard Veldman

Raynard Veldman, Director

April 1, 2019

INDEX TO FINANCIAL STATEMENTS ENVIRO TECHNOLOGIES, INC. CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS
PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2018 AND 2017	F-2
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017	F-3

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6 – F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Enviro Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Enviro Technologies, Inc. and Subsidiary (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in shareholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2018, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has a working capital deficit of approximately $566,000 and an accumulated deficit of approximately $15,486,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters are described in Note B of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2012

Boynton Beach, Florida

April 1, 2019

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,223,863	$1,010,434
Accounts receivable, net	4,039	154,104
Inventory, net	376,318	171,434
Prepaid expenses	207,250	15,721
Total current assets	1,811,470	1,351,693
FIXED ASSETS, NET	394,436	439,495
OTHER ASSETS	10,143	10,526
Total Assets	$2,216,049	$1,801,714
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$464,562	$245,339
Accrued expenses – related party	813,761	1,189,761
Deposits from customer	1,035,706	32,090
Equipment note payable, current portion	63,832	50,640
Total current liabilities	2,377,861	1,517,830
LONG-TERM LIABILITIES
Equipment note payable, less current portion	226,172	290,004
Total Liabilities	2,604,033	1,807,834
COMMITMENTS AND CONTINGENCIES (See Note J)
SHAREHOLDERS’ DEFICIENCY
Common stock, $.001 par value, 250,000,000 shares authorized; 35,784,497 and 33,534,497 shares issued and outstanding as of December 31, 2018 and December 31, 2017	35,785	33,535
Additional paid-in capital	15,061,889	14,949,139
Accumulated deficit	(15,485,658)	(14,988,794)
Total shareholders’ deficiency	(387,984)	(6,120)
Total liabilities and shareholders’ deficiency	$2,216,049	$1,801,714

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2018	2017

Revenues, net	$1,308,762	$265,160
Cost of goods sold	703,271	112,193
Gross profit	605,491	152,967
Expenses:
Selling, general and administrative	330,105	223,695
Payroll expenses	449,322	650,313
Professional Fees	298,900	94,964
Total costs and expenses	1,078,327	968,972
Loss from operations	(472,836)	(816,005)
Other Income and (Expenses):
Sale – Intellectual property	--	2,920,000
Interest expense	(24,028)	(33,325)
Total other income (expense)	(24,028)	2,886,675
Net income (loss) before provision for income taxes	(496,864)	2,070,670
Provision for Income taxes	--	--
Net income (loss)	$(496,864)	$2,070,670
Net Income (loss) per share
Basic	$(0.01)	$0.06
Diluted	$(0.01)	$0.05
Weighted average number of common shares
Basic	34,917,374	33,522,004
Diluted	34,917,374	43,139,861

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - December 31, 2016	33,464,497	$33,465	$14,947,209	$(17,059,464)	$(2,078,790)
Stock issued with notes payable	70,000	70	1,930	--	2,000
Net Income	--	--	--	2,070,670	2,070,670
Balance - December 31, 2017	33,534,497	$33,535	$14,949,139	$(14,988,794)	$(6,120)
Issuance of common stock for services	2,250,000	2,250	112,750	--	115,000
Net loss	--	--	--	(496,864)	(496,864)
Balance - December 31, 2018	35,784,497	$35,785	$15,061,889	$(15,485,658)	$(387,984)

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2018	2017
Cash Flows From Operating Activities:
Net income (loss)	$(496,864)	$2,070,670
Adjustments to reconcile net loss to net
cash provided by operating activities:
Provision for Inventory Reserves	--	(24,657)
Provision for Doubtful Accounts	--	(6,078)
Depreciation	45,059	22,108
Stock issued for services to officer and director	100,000	--
Stock issued for services to consultant	15,000	--
Stock issued for interest	--	2,000
Changes in assets and liabilities:
Accounts receivable	150,065	(146,574)
Inventories	(204,884)	(69,880)
Prepaid expenses	(191,529)	(15,721)
Other Assets	383	(500)
Accounts payable, accrued expenses and deposits	262,885	(278,380)
Accrued expenses – related party	(419,662)	(409,985)
Deposits from customers	1,003,616	(63,600)
Net cash provided by operating activities	264,069	1,079,403
Cash Flows From Investing Activities:
Purchase of equipment	--	(109,942)
Net cash used in Investing Activities	--	(109,942)
Cash Flows From Financing Activities:
Advances from Related Party	--	46,354
Repayments to Related Party	--	(46,354)
Note Payable Issuances	--	220,000
Repayments of Equipment Note Payable	(50,640)	--
Repayments of Note Payable	--	(220,000)
Net Cash used in financing activities	(50,640)	--
Net increase in cash and cash equivalents	213,429	969,461
Cash and cash equivalents, beginning of year	1,010,434	40,973
Cash and cash equivalents, end of year	$1,223,863	$1,010,434
Supplemental Disclosure:
Cash paid during the year for interest	$24,028	$30,528
Cash paid during the year for taxes	$--	$--

Supplemental Disclosure of non-cash investing and financing activities:
Financed purchase of equipment	$--	$340,644
Stock issued with notes payable	$--	$2,000

The accompanying notes are an integral part of the consolidated financial statements.

Enviro Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

NOTE A - ORGANIZATION AND OPERATIONS

Enviro Technologies, Inc., an Idaho corporation (the “Company”), is a manufacturer of environmental and industrial separation technology. The Company developed, and now manufactures the Voraxial® Separator for Cameron Solutions, Inc., an affiliate of Schlumberger Technology Corporation for a period of 3 years. The Voraxial is a patented technology that was sold to Schlumberger Technology Corporation, a Texas corporation, Schlumberger Canada Limited, a Canadian entity, and Schlumberger B.V., an entity organized under the laws of the Netherlands (collectively, “Schlumberger”) on June 8, 2017. The Company received a Grant Back License to sell the Separation Technology in markets outside of the oil and gas markets, which include oil exploration and production, oil refineries, oil spill, mining, sewage, manufacturing, waste-to-energy and food processing industry.

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

NOTE B – going concern

While the Company has historically experienced recurring net losses, on June 8, 2017, the Company completed a Technology Purchase Agreement with Schlumberger for the sale of the Company’s intellectual property in consideration of up to $4,000,000, of which $3,000,000 was paid at closing and the balance was paid in August, 2018 upon the completion of both: (i) the complete transfer of the intellectually property to Schlumberger; and (ii) the provision to transfer information, assets and services to Schlumberger. In addition, at closing FPA entered into a Framework Agreement (the “Supply Agreement”) with Cameron Solutions, Inc. (“Cameron Solutions”), a Houston, Texas-based company engaged in the development, manufacture and sale of equipment used in the oil and gas industry. Under the terms of the three-year Supply Agreement, FPA is the exclusive supplier to Cameron Solutions of certain Voraxial series products for use in the oil and gas industry. Pursuant to the Technology Purchase Agreement, Schlumberger also granted us non-exclusive, worldwide, royalty-free licenses (the “Grant Back Licenses”) for the sale of the technology outside the oil and gas industry. We rebranded the technology and it is now called V-Inline. Our management believes that the Grant Back License will provide us the opportunity to possibly leverage future Schlumberger sales in the oil and gas market to penetrate the sale and use of licensed V-Inline products to other industries, including, but not limited to mining, sewage and industrial wastewater.

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

At December 31, 2018, we had an accumulated deficit of $15,485,658 including a net loss of $496,864 for the year ended December 31, 2018. We may not be able to sustain or increase our profitability on a quarterly or annual basis. If we fail to sustain or increase our profitability on a quarterly or annual basis, or to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection. As a result of the above, there is substantial doubt about the ability of the Company to continue as a going concern and the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company, Enviro Technologies, Inc., and its wholly-owned subsidiary, Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

 Enviro Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the valuation of deferred tax assets, the allowances for doubtful accounts, allowance for inventory obsolescence and valuation of stock based compensation. Actual results may differ.

Revenue Recognition

The Company derives its revenue from the sale and short-term rental of the Voraxial Separator. We account for revenue in accordance with ASC Topic 606, which we adopted on January 1, 2018, using the modified retrospective method. The adoption of ASC Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the year ended December 31, 2018. We did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. As of December 31, 2018 and 2017, respectively, there was $1,035,706 and $32,090, respectively, of deposits from customers. The increase in deposits from customer is attributed to the purchase order we received from a utility customer for a wastewater treatment system that is comprised of multiple V-Inline Separators. We anticipate that the project will be completed in the third quarter of 2019.

The Company recognizes revenue from the short term rental of equipment, ratably over the life of the agreement, which is usually three to twelve months.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The company maintains allowances for doubtful accounts for estimated losses. The company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is a doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, and its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collections. At December 31, 2018 and 2017, the Company has $60,254 and $60,254 in the allowance for doubtful accounts, respectively.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, prepaid expense, accounts payable, accrued expenses and deposits from customers at December 31, 2018 and 2017, approximate their fair value because of their relatively short-term nature.

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

Enviro Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of December 31, 2018 and 2017.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of December 31, 2018 and 2017.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of December 31, 2018 and 2017.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate limits. As of December 31, 2018 and 2017, we have a cash concentration in excess of the FDIC limit of $957,717 and $719,068, respectively.

Inventory

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or net realizable value. Net realizable value is defined as sales price less cost of completion, disposable and transportation and a normal profit margin. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company.

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

As of December 31, 2018 and 2017, there were 13,465,000 and 13,465,000 shares issuable upon the exercise of options, respectively, common stock equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. The Company had net income for the year ended December 31, 2017. A separate computation of diluted earnings per share is presented using the treasury stock method.

Income Taxes

The Company accounts for income taxes under ASC 740-10-25. Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Enviro Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Research and Development Expenses

Research and development costs, which includes travel expenses, consulting fees, subcontractors and salaries are expensed as incurred.

There was $0 and $12,705 in research and development costs during December 31, 2018 and 2017, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses. There was $1,417 and $1,159 in advertising costs during December 31, 2018 and 2017, respectively.

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

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company's net income (loss) or cash flows.

NOTE D – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, Financial Accounting Standards Board Accounting Standards Certification (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases”, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU 2016-02 will have an impact on our consolidated balance sheet as we will record material assets and obligations primarily related to our corporate office lease. We expect to record operating lease liability of approximately $290,000 based on the present value of the remaining minimum rental payments using discount rates as of the effective date. We expect to record corresponding right-of-use asset of approximately $290,000, based upon the operating lease liability as of January 1, 2019. We do not expect a material impact on our consolidated statement of income or our statement of cash flows.

In August 2015, FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09. The Company adopted these standards on January 1, 2018. The adoption did not have a material impact on the timing or amounts of revenue recognized in our consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the year ended December 31, 2018. We did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

In June 2018, FASB issued ASU 2018-07 “Compensation – Stock Compensation (Topic 718): Improvements to

Enviro Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Nonemployee Share-Based Payment Accounting.” This ASU relates to the accounting for non-employee share-based payments. The amendment in this Update expands the scope of Topic 718 to include all share-based payment transactions in which a grantor acquired goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU excludes share-based payment awards that relate to (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, revenue from Contracts from Customers. The share-based payments are to be measured at grant-date fair value of the equity instruments that the entity is obligated to issue when the good or service has been delivered or rendered and all other conditions necessary to earn the right to benefit from the equity instruments have been satisfied. This standard will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 14, 2020. Early adoption is permitted but no earlier than an entity’s adoption of Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

NOTE E- INVENTORY

Inventory as of December 31 consists of:

	2018	2017
Raw Materials, net	$90,656	$32,074
Work in Progress, net	80,609	139,360
Finished Goods, net	205,053	---
Total	$376,318	$171,434

Inventory amounts are presented net of allowance for inventory reserves of $42,752 and $42,752 as of December 31, 2018 and 2017, respectively.

NOTE F - FIXED ASSETS

Fixed assets as of December 31 consists of:
	2018	2017
Machinery and equipment	$933,245	$933,245
Furniture and fixtures	14,498	14,498
Autos and Trucks	5,294	5,294
Total	953,037	953,037
Less: accumulated depreciation	(558,601)	(513,542)
Fixed Assets, net	$394,436	$439,495

Depreciation expense was $45,059 and $22,108 for the years ended December 31, 2018 and 2017, respectively.

In July 2017, the Company entered into a financing agreement for the purchase of CNC machining equipment valued at approximately $426,000. The machining equipment was received in July 2017 and will be used for the manufacture of Voraxial Separators in preparation of potential future orders under the Supply Agreement and sales pursuant to the Grant Back Licenses. Under the terms of the agreement the Company made an initial down payment of $85,661 and is required to make monthly payments of $6,788 through January 2023. In addition, the Company incurred $24,281 of installation costs. As of December 31, 2018 and 2017 the amount owed is $290,004 and $340,644, respectively.

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

Enviro Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

In July 2017, the Company entered into a financing agreement for the purchase of CNC machining equipment valued at approximately $426,000. The machining equipment was received in July 2017 and will be used for the manufacture of Voraxial Separators in preparation of potential future orders under the Supply Agreement and sales pursuant to the Grant Back Licenses. Under the terms of the agreement the Company made an initial down payment of $85,661 and financed the remaining balance of $340,644. The Company is required to make monthly payments of $6,788 through January 2023. As of December 31, 2018 and 2017, the amount owed is $290,004 and $340,644, respectively.

Future minimum payments at December 31, 2018 are as follows:

2019	$81,456
2020	81,456
2021	81,456
2022 and thereafter	88,244
Future Minimum Equipment Note Payable Payments	332,612
Less Amount Representing Interest	(42,608)
Present Value of Minimum Equipment Note Payable Payments	290,004
Less Current Portion	(63,832)
Long-Term Obligations under Equipment Note Payable	$226,172

NOTE H - RELATED PARTY TRANSACTIONS

For each of the years ended December 31, 2018 and 2017, the Company incurred salary expenses from the Chief Executive Officer of the Company of $210,000 and $305,000, respectively. In January 2018, the Board of Directors approved a $95,000 reduction in salary for our CEO. In March, 2018, the Board of Directors also approved the health insurance benefit for our CEO. During the years ended December 31, 2018 and 2017, $586,000 and $580,000, respectively, of salary and accrued salary have been paid. The unpaid balance has been included in accrued expenses- related party. As of December 31, 2018 and 2017, the accrued salary is $813,761 and $1,189,761, respectively.

The CEO advanced $46,354 to the Company for working capital in 2017. This advance is non-interest bearing and due on demand. The CEO was repaid the full amount in 2017.

Effective July 1, 2017, Raynard Veldman, a member of the Company’s board of directors receives a fee of $2,500 per month for consulting services. For the years ended December 31, 2018 and 2017, Raynard Veldman received consulting fees of $30,000 and $15,000, respectively.

During the years ended December 31, 2018 and 2017, Raynard Veldman, a member of the Company’s board of directors, received compensation for being a member of the Company’s board of directors of $12,000 and $6,000, respectively. Mr. John DiBella does not receive compensation for being a member of the Company’s board of directors.

On May 25, 2018 the Company issued an aggregate of 2,000,000 restricted shares of common stock to Messrs. John A. DiBella and Raynard Veldman. The shares were issued to them as bonus compensation for their efforts in connection with the closing of the Technology Purchase Agreement. The fair value of these shares is $100,000.

Enviro Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

Information with respect to options outstanding and exercisable at December 31, 2018 and 2017 is as follows:

	Number	Range of Exercise	Number
	Outstanding	Price	Exercisable
Balance, December 31, 2016	13,465,000	$0.01	13,465,000
Issued	-	-	-
Expired	-	-	-
Balance, December 31, 2017	13,465,000	$0.01	13,465,000
Issued	-	-	-
Expired	-	-	-
Balance, December 31, 2018	13,465,000	$0.01	13,465,000

The following table summarizes information about the stock options outstanding at December 31, 2018 and 2017:

Number Outstanding December 31, 2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2018	Weighted Average Exercise Price
13,465,000	4.88	$0.01	13,465,000	$0.01
13,465,000	-	-	13,465,000

Enviro Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Number Outstanding at December 31, 2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2017	Weighted Average Exercise Price
13,465,000	5.88	$0.01	13,465,000	$0.01
13,465,000	-	-	13,465,000

The aggregate intrinsic value represents the excess amount over the exercise price optionees would have received if all the options have been exercised on the last business day of the period indicated based on the Company’s closing stock price for such day. The aggregate intrinsic value as of December 31, 2018 is $457,810.

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

Customer Deposit

The Company received a substantial deposit from a customer in the utility industry, which has filed for bankruptcy protection. The customer has paid multiple deposits totaling $1,035,706 as of December 31, 2018. The balance is included in our balance sheet as “Deposits from customers”. In January 2019, our customer filed for bankruptcy protection. We retained counsel to review our contract and the bankruptcy filing. As of March 29, 2019, our counsel does not believe this bankruptcy filing will negatively affect the purchase order we received. However, if the customer was to cancel the order or under bankruptcy law we were required to return the deposit, then our operations would be adversely affected.

Operating Lease

In December 2018, the Company entered into a three (3) year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. The lease is $4,839 per month, which includes common area maintenance, taxes and insurance and expires in October 2021. The lease has a one-time renewal option for three years and an increased base rent of 3%. The Company has the option to terminate the lease with three months’ notice.

Future minimum lease payments for operating leases at December 31, 2018 are as follows:
2019	$58,065
2020	58,065
2021	48,388
Total	$164,518

NOTE K - SALE OF INTELLECTUAL PROPERTY

On June 8, 2017, the Company and FPA, our wholly owned subsidiary (collectively, the “Sellers”), closed the transactions contemplated by the Technology Purchase Agreement dated March 13, 2017 with Schlumberger Technology Corporation, a Texas

Enviro Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

In August 2018, we delivered multiple Voraxial units to Schlumberger. Upon delivery, the post-closing conditions were satisfied and the remaining $1,000,000 was received. We recognized the revenue during the year ended December 31, 2018. The amount is included in revenue, net in the accompanying consolidated statement of operations.

We utilized a portion of the proceeds from this transaction to pay most of our outstanding debt and are using the balance for general working capital. We used some of the proceeds to buy additional manufacturing equipment to meet potential future sales.

As part of the agreement, Schlumberger granted us a non-exclusive, worldwide, royalty-free licenses (the “Grant Back Licenses”), to make, use, sell, offer for sale, and import products and processes embodying the Purchase Intellectual Property outside the oil and gas market. In addition to the proceeds from the sale of our intellectual property, our management believes that the Grant Back License will provide for the potential increase of revenues through the sale of the intellectual technology, possibly leveraging future sales by Schlumberger in the oil and gas market to penetrate the sale and use of licensed products to other industries, including, but not limited to mining, sewage and wastewater.

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

NOTE L – MAJOR CUSTOMERS

For the year ended December 31, 2018, two customers accounted for approximately 84% and 14% for a total of 98% of revenues. For the year ended December 31, 2017, two customers accounted for approximately 57% and 35% for a total of 92%of revenues. As of December 31, 2018, two customers represented 79% and 21% for a total of 100% of total accounts receivables. As of December 31, 2017, one customer represented 98% of total accounts receivables.

NOTE M – INCOME TAX

The Jobs Act (the “TCJA”) significantly revised the US corporate income tax by lowering the corporate federal income tax from 35% to 21%, effective January 1, 2018.

Enviro Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

The significant components of the deferred tax asset at December 31, 2018 and 2017 were as follows:

	For the Years Ended December 31
	2018	2017
Statutory rate applied to income (loss) before income taxes	$(125,930)	$779,193
Increase (decrease) in income taxes results from:
Non-deductible expense	(74,052)	753
Change in tax rate estimates	--	1,321,015
Change in valuation allowance	199,982	(2,100,961)
Income tax expense (benefit)	$--	$--

The difference between income tax expense computed by applying the federal statutory corporate tax rate and provision for actual income tax is as follows:

	For the Years Ended December 31
	2018	2017
Income tax expense (benefit) at U.S. statutory rate of 34%	(21.00)%	34.00%
Income tax expense (benefit) - State	(4.35)%	3.63%
Non-deductible expense	(14.90)%	0.03%
Change in tax rate estimates	0.00%	63.80%
Change in valuation allowance	40.25%	-101.46%
Income tax expense (benefit)	--	--

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The effects of temporary differences that gave rise to deferred tax assets are as follows:

	For the Years Ended December 31
Deferred tax assets:	2018	2017
Operating loss carryforwards	$2,887,980	$2,687,998
Gross deferred tax assets	2, 887,980	2,687,998
Valuation allowance	(2, 887,980)	(2,687,998)
Net deferred income tax asset	$--	$--

Increase in the deferred income tax asset is attributable to the estimated deferred income tax benefit arising from operating loss carry forward. The change in valuation allowance for the years ended December 31, 2018 and 2017 was an increase (decrease) of $199,982 and $(2,100,961), respectively.

The Company has made a 100% valuation allowance of the deferred income tax asset at December 31, 2018, as it is not expected that the deferred tax assets will be realized. The Company has a net operating loss carryforward of approximately $11,390,000 available to offset future taxable income.

The Company’s federal income tax returns for 2016, 2017 and 2018 remain subject to examination by the Internal Revenue Services and state tax authorities.

