Form 10-Q
period 2019-03-31
ENVIRO TECHNOLOGIES, INC.
filed 2019-05-15
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
(Issuer’s telephone number)

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
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐  No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: May 15, 2019, we had 35,784,497 shares of our Common Stock outstanding.

PART I.	CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENVIRO TECHNOLOGies, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2019

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019 (unaudited)	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,146,681	$1,223,863
Accounts receivable, net	8,073	4,039
Inventory, net	513,982	376,318
Prepaid expenses	298,402	207,250

Total current assets	1,967,138	1,811,470

FIXED ASSETS, NET	383,172	394,436
OTHER ASSETS
Operating lease asset	272,602	--
Security deposit	10,143	10,143
Total other assets	282,745	10,143

Total assets	$2,633,055	$2,216,049

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$464,741	$464,562
Accrued Expenses – related party	686,261	813,761
Deposits from customers	1,574,819	1,035,706
Equipment note payable, current portion	64,916	63,832
Operating lease liability, current portion	48,824	--

Total current liabilities	2,839,561	2,377,861

LONG-TERM LIABILITIES:
Operating lease liabilities, less current portion	223,778	--
Equipment note payable, less current portion	209,531	226,172
Total long-term liabilities	433,309	226,172
Total liabilities	3,272,870	2,604,033

COMMITMENTS AND CONTINGENCIES (See Note G)	-	-

SHAREHOLDERS’ DEFICIENCY :
Common stock, $.001 par value, 250,000,000 shares authorized; 35,784,497 and 35,784,497 shares issued and outstanding as of March 31, 2019 and December 31, 2018	35,785	35,785
Additional paid-in capital	15,061,889	15,061,889
Accumulated deficit	(15,737,489)	(15,485,658)
Total shareholders’ deficiency	(639,815)	(387,984)

Total liabilities and shareholders’ deficiency	$2,633,055	$2,216,049

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Revenues, net	$4,863	$113,927

Cost of goods sold	2,466	67,197

Gross profit	2,397	46,730

Costs and expenses:
General and administrative	76,064	81,051
Professional fees	55,817	61,152
Payroll expense	117,540	107,774

Total costs and expenses	249,421	249,977

Loss from operations	(247,024)	(203,247)

Other expenses:
Interest expense	(4,807)	(8,068)

Total other expense	(4,807)	(8,068)

Net loss before provisions for income taxes	(251,831)	(211,315)
Provisions for income taxes	-	-
NET LOSS	$(251,831)	$(211,315)

Weighted average number of common shares outstanding - basic and diluted	35,784,497	33,534,497
Loss per common share - basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 and 2018
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2017	33,534,497	$33,535	$14,949,139	$(14,988,794)	$(6,120)
Net Loss	--	--	--	(211,315)	(211,315)

Balance - March 31, 2018	33,534,497	$33,535	$14,949,139	$(15,200,109)	$(217,435)

Balance - December 31, 2018	35,784,497	$35,785	$15,061,889	$(15,485,658)	$(387,984)
Net Loss	--	--	--	(251,831)	(251,831)

Balance - March 31, 2019	35,784,497	$35,785	$15,061,889	$(15,737,489)	$(639,815)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(251,831)	$(211,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,264	11,264
Amortization of operating lease asset	12,206	--
Changes in assets and liabilities:
Accounts receivable	(4,034)	32,190
Inventory	(137,664)	(164,769)
Prepaid expenses	(91,152)	(18,613)
Accounts payable and accrued expenses and deposits	179	62,364
Deposit from customers	539,113	(32,090)
Operating lease liability	(12,206)	--
Accrued expenses – related party	(127,500)	70,836

Net cash used in operating activities	(61,625)	(250,133)

Cash Flows from Financing Activities:
Repayment of equipment note payable	(15,557)	(5,508)
Net cash used in financing activities	(15,557)	(5,508)

Net decrease in cash and cash equivalents	(77,182)	(255,641)

Cash and cash equivalents, beginning of period	1,223,863	1,010,434

Cash and cash equivalents, end of period	$1,146,681	$754,793

Supplemental Disclosures
Cash paid during the period for interest	$4,807	$8,068
Cash paid during the period for taxes	$-	$-

Supplemental Disclosure of non-cash activities
Operating lease asset obtained in exchange for operating lease liability	$284,808	$--

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

MARCH  31, 2019

(unaudited)

NOTE A - ORGANIZATION AND OPERATIONS

Organization

Enviro Technologies, Inc., an Idaho corporation (the “Company”), is a manufacturer of environmental and industrial separation technology. The Company developed, and now manufactures the Voraxial® Separator for Cameron Solutions, Inc., an affiliate of Schlumberger Technology Corporation. The Voraxial is a patented technology that was sold to Schlumberger Technology Corporation, a Texas corporation, Schlumberger Canada Limited, a Canadian entity, and Schlumberger B.V., an entity organized under the laws of the Netherlands (collectively, “Schlumberger”) on June 8, 2017. The Company received a grant back license to sell the separation technology in markets outside of the oil and gas markets, which include mining, sewage, manufacturing, waste-to-energy and food processing industry.

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

At March 31, 2019, we had an accumulated deficit of $15,737,489 including a net loss of $251,831 for the three months ended March 31, 2019. We may not be able to achieve profitability on a quarterly or annual basis. If we fail to sustain or increase our profitability on a quarterly or annual basis, or to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection. As a result of the above, there is substantial doubt about the ability of the Company to continue as a going concern and the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

MARCH  31, 2019

(unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the company’s annual consolidated financial statements, notes and accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 1, 2019. In the opinion of management, all adjustments, which are necessary to provide a fair presentation of financial position as of March 31, 2019, and the related operating results and cash flows for the interim period presented, have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

MARCH  31, 2019

(unaudited)

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. As of March 31, 2019 and December 31, 2018, there was $1,574,819 and $1,035,706 respectively, of deposits from customers. The increase in deposits from customer is attributed to the purchase order we received from a utility customer for a wastewater treatment system that is comprised of multiple V-Inline Separators. As of March 31, 2019 we have received $1,496,219 from this customer. We anticipate that the project will be completed by the fourth quarter of 2019. We also received a purchase order under the Supply Agreement with Cameron in the first quarter of 2019. Deposits from this order is also reflected on our balance sheet as deposits from customers.

The Company recognizes revenue from the short-term rental of equipment, ratably over the life of the agreement, which is usually one to twelve months.

ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts. The company maintains allowances for doubtful accounts for estimated losses. The company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is a doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, and its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collections. At March 31, 2019 and December 31, 2018, the Company has $60,254 and $60,254 in the allowance for doubtful accounts, respectively.

Fair Value of Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at March 31, 2019 and December 31, 2018, approximate their fair value because of their relatively short-term nature.

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of March 31, 2019 and December 31, 2018.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

MARCH  31, 2019

(unaudited)

Level 2— inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of March 31, 2019 and December 31, 2018.

Level 3— inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of March 31, 2019 and December 31, 2018.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate (“FDIC”) limits. As of March 31, 2019 the Company has a cash concentration of $886,884 in excess of FDIC limits.

Inventory

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or net realizable value. Net realizable value is defined as sales price less cost of completion, disposable and transportation and a normal profit margin. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Raw materials	$90,961	$90,656
Work in process	215,638	80,609
Finished goods	207,383	205,053
Total	$513,982	$376,318

Inventory amounts are presented net of impairment of $42,752 and $42,752 as of March 31, 2019 and December 31, 2018, respectively.

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

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

MARCH  31, 2019

(unaudited)

LEASES

In connection with our lease agreement for our facility located in Fort Lauderdale, FL, the Company elected to adopt the provision of ASU 2016-02, “Leases” as of January 1, 2019. The Company recorded an operating lease asset and operating lease liability as of March 31, 2019 (refer to Note H).

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

Due to the Company had net loss for the three-month period ended March 31, 2019 and 2018, the effect of 13,465,000 and 13,465,000 options, respectively are anti-dilutive. A separate computation of diluted loss per share is not presented.

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

Stock-Based Compensation

The Company accounts for stock-based instruments issued for services in accordance with ASC 718 “Compensation – Stock Compensation.” ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued. The value of the portion of a stock award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.

RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s net loss or cashflows.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

MARCH  31, 2019

(unaudited)

Recent Accounting Pronouncements

In February 2016, Financial Accounting Standards Board Accounting Standards Certification (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases”, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this standard on January 1, 2019. The Company elected the optional transition method to apply this standard as of the effective date and therefore, the Company has not applied the standard to the comparative period presented on our condensed consolidated financial statements. (refer to Note H).

In June 2018, FASB issued ASU 2018-07 “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU relates to the accounting for non-employee share-based payments. The amendment in this Update expands the scope of Topic 718 to include all share-based payment transactions in which a grantor acquired goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU excludes share-based payment awards that relate to (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, revenue from Contracts from Customers. The share-based payments are to be measured at grant-date fair value of the equity instruments that the entity is obligated to issue when the good or service has been delivered or rendered and all other conditions necessary to earn the right to benefit from the equity instruments have been satisfied. This standard will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted the standard on January 1, 2019. The adoption has no impact on our condensed consolidated financial statements.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

NOTE D - RELATED PARTY TRANSACTIONS

On January 4, 2018 the Company’s board of directors reduced the annual compensation of the Company’s chief executive officer from $305,000 to $210,000, effective as of January 1, 2018. For the three months ended March 31, 2019, the Company incurred salary expenses from the Chief Executive Officer of the Company of $52,500. During the three months ended March 31, 2019, a total of $180,000 of salary and accrued salary have been paid. The total unpaid balance as of March 31, 2019 is $686,261 and is included in accrued expenses – related party. In November, 2018, the Board of Directors also approved the health insurance benefit for our CEO. For the Three Months ended March 31, 2018, the Company incurred salary expenses from the Chief Executive Officer of the Company of $52,500. Of these amounts, $0 had been paid for the three months ended March 31, 2018. The total unpaid balance as of March 31, 2018 is $1,242,261 and is included in accrued expenses – related party.

Effective July 1, 2017, Raynard Veldman, a member of the Company’s board of directors receives a fee of $2,500 per month for consulting services. During the three months ended March 31, 2019 and 2018, Mr. Veldman received consulting fees of $7,500 and $7,500, respectively.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

MARCH  31, 2019

(unaudited)

During the three months ended March 31, 2019 and 2018, Raynard Veldman, a member of the Company’s board of directors, received compensation for being a member of the Company’s board of directors of $3,000 and $3,000, respectively. Mr. John DiBella does not receive compensation for being a member of the Company’s board of directors.

NOTE E – FIXED ASSETS

Fixed assets as of March 31, 2019 and December 31, 2018 consist of:

	March 31, 2019	December 31, 2018
Machinery and equipment	$933,245	$933,245
Furniture and fixtures	14,498	14,498
Autos and Trucks	5,294	5,294
Total	953,037	953,037
Less: accumulated depreciation	(569,865)	(558,601)
Fixed Assets, net	$383,172	$394,436

Depreciation expense was $11,264 and $11,264 for the three months ended March 31, 2019 and 2018, respectively.

In July 2017, the Company entered into a financing agreement for the purchase of CNC machining equipment valued at approximately $426,000. The machining equipment was received in July 2017 and will be used for the manufacture of Voraxial Separators in preparation of potential future orders under the Supply Agreement and sales pursuant to the Grant Back Licenses. As of March 31, 2019 and December 31, 2018, the amount owed is $274,447 and $290,004 respectively.

note f – shareholders’ equity

Options

The Company accounts for stock-based instruments issued for services in accordance with ASC 718 “Compensation – Stock Compensation.” ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued. The value of the portion of a share award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model.

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

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

MARCH  31, 2019

(unaudited)

Information with respect to options outstanding and exercisable at March 31, 2019 is as follows:

	Number Outstanding	Exercise Price	Number Exercisable
Balance, December 31, 2018	13,465,000	$0.01	13,465,000
Issued	-	-	-
Expired	-	-	-
Forfeited	-	-	-
Balance, March 31, 2019	13,465,000	$0.01	13,465,000

Exercise Price	Number Outstanding at March 31, 2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2019	Weighted Average Exercise Price
0.01	13,465,000	4.63	0.01	13,465,000	0.01
Total	13,465,000	-	-	13,465,000	-

The aggregate intrinsic value represents the excess amount over the exercise price optionees would have received if all the options have been exercised on the last business day of the period indicated based on the Company’s closing stock price of for such day. The aggregate intrinsic value as of March 31, 2019 is $403,950.

NOTE G – COMMITMENTS AND CONTINGENCIES

Customer Deposit

The Company received a substantial deposit from a customer in the utility industry, which has filed for bankruptcy protection. The customer has paid multiple deposits totaling $1,496,219 as of March 31, 2019. The balance is included in our balance sheet as “Deposits from customers”. In January 2019, our customer filed for bankruptcy protection. As of March 31, 2019, we do not believe this bankruptcy filing will negatively affect the purchase order we received. However, if the customer was to cancel the order or under bankruptcy law we were required to return the deposit, then our operations would be adversely affected.

EQUIPMENT FINANCING

In July 2017, the Company entered into a financing agreement for the purchase of CNC machining equipment valued at approximately $426,000. The machining equipment was received in July 2017 and will be used for the manufacture of Voraxial Separators in preparation of potential future orders under the Supply Agreement and sales of the V-Inline Separators pursuant to the Grant Back Licenses. Under the terms of the agreement the Company made an initial down payment of $85,661 and financed the remaining balance of $340,644. The Company is required to make monthly payments of $6,788 through January 2023. As of March 31, 2019 and December 31, 2018, the amount owed is $274,447 and $290,004 respectively.

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

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

MARCH  31, 2019

(unaudited)

SALE OF INTELLECTUAL PROPERTY

On June 8, 2017, the Company and FPA closed the transactions contemplated by the Technology Purchase Agreement dated March 13, 2017 with Schlumberger.

At closing, we sold our intellectual property, substantially consisting of the Voraxial patents, marks, software and copyrights, to Schlumberger in consideration of up to $4,000,000, of which $3,000,000 was paid to us at closing and the balance of $1,000,000 was paid in August 2018 upon the completion of both: (i) the complete transfer of the intellectually property to Schlumberger; and (ii) the provision to transfer information, assets and services to Schlumberger.

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

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

MARCH  31, 2019

(unaudited)

NOTE H - LEASE

The Company elected to adopt the provision of ASU 2016-02, “Leases” as of the effective date. The Company recorded an operating right of use assets and operating lease liability on January 1, 2019 related to our lease agreement for our facility in Fort Lauderdale, Florida.

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

Operating right of use asset and operating lease liability are recognized at the lease commencement date. Operating lease liability represents the present value of lease payments not yet paid. Operating right of use asset represent our right to use an underlying asset and are based upon the operating lease liability adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. The Company used our incremental borrowing rate to determine the present value of lease payments not yet paid.

Supplemental balance sheet information related to leases was as follows:

		March 31,
Operating Leases	Classification	2019
Right-of-use assets	Operating lease assets	$272,602

Current lease liability	Current operating lease liability	48,824
Non-current lease liability	Long-term operating lease liability	223,778
Total lease liabilities		$272,602

Lease term and discount rate were as follows:
March 31,
2019
Weighted average remaining lease term (years)	5.59
Weighted average discount rate	6.75%

The components of lease cost were as follows:

Three months ended
March 31,
2019
Operating lease cost	$15,533
Variable lease cost (1)	4,770
Total lease cost	$20,303

(1) Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

MARCH  31, 2019

(unaudited)

 Supplemental disclosures of cash flow information related to leases were as follows:

Three months ended
March 31,
2019
Cash paid for operating lease liabilities	$14,517
Operating lease assets obtained in exchange for operating lease liabilities	284,808

Maturities of lease liabilities were as follows as of March 31, 2019:

Operating Leases
Remainder of 2019	$43,549
2020	58,065
2021	58,353
2022	59,795
2023	59.795
Thereafter	49,829
Total lease payments	329,386

Less: imputed interest	(56,784)
Present value of lease liabilities	$272,602

As of March 31, 2019, operating lease payments of $272,602 include the options to extend lease terms that are reasonably certain of being exercised.

NOTE I – MAJOR CUSTOMERS

During the three months ended March 31, 2019, we recorded 100% of our revenue from three customers with each represented 64%, 22% and 14% of total revenues.

During the three months ended March 31, 2018, we recorded 85% of our revenue from one customer.

As of March 31, 2019, two of the Company’s customers represents 78% and 22% of the total accounts receivable.

As of December 31, 2018, two of the Company’s customers represents 98% of the total accounts receivable.

We received a substantial deposit from a customer in the utility industry, which has filed for bankruptcy protection. The customer has paid multiple deposits totaling $1,496,219 as of March 31, 2019. The balance is included in our balance sheet as “Deposits from customers”. In January 2019, our customer filed for bankruptcy protection. As of March 31, 2019, we do not believe this bankruptcy filing will negatively affect the purchase order we received. However, if the customer was to cancel the order or under bankruptcy law we were required to return the deposit, then our operations would be adversely affected.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Enviro Technologies, Inc. is referred to herein as “the Company”, “we” or “our.” The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements”. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on April 1, 2019, and our subsequent filings with the SEC. All information in this section for the three months ended March 31, 2019 and 2018 is unaudited and derived from the unaudited condensed consolidated financial statements appearing elsewhere in this report; unless otherwise noted, all information for the year ended December 31, 2018 is derived from our audited consolidated financial statements appearing in the Annual Report on Form 10-K for the year ended December 31, 2018.

Application of Critical Accounting Policies

The Company’s consolidated condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of these significant accounting policies can be found in Note C to the Company’s financial statements in the Company’s 2018 Annual Report on Form 10-K. The Company has adopted Topic 842 to account for leases during the period ended March 31, 2019. Refer to Note C.

Among the significant judgments made in preparation of the Company’s financial statements are the determination of the allowance for doubtful accounts, value of equity instruments and adjustments of inventory valuations. These adjustments are made each quarter in the ordinary course of accounting.

Overview

The Company developed and currently manufactures the patented Voraxial® Separator (“Voraxial® Separator” or “Voraxial®”) pursuant to the agreements discussed below. The Voraxial® Separator is a proprietary technology now owned by Schlumberger that efficiently separates large volumes of liquid/liquid, liquid/solids or liquid/liquid/solids fluid mixtures with distinct specific gravities. Per the agreements we signed with Schlumberger, we continue to manufacture the technology for Schlumberger for the oil and gas industry and have a non-exclusive license to pursue other industries independent of Schlumberger, which include mining, sewage, wastewater as well as other markets. We have rebranded the technology as V-Inline for other industries.

On March 13, 2017, we entered into a Technology Purchase Agreement with Schlumberger which was completed on June 8, 2017. Under the agreement we sold our intellectual property, substantially consisting of the Voraxial patents, marks, software and copyrights, to Schlumberger in consideration of $4,000,000.

We utilized a portion of the proceeds from this transaction to pay most of our outstanding debt and are using the balance for general working capital. We are also using some of the proceeds to buy additional manufacturing equipment to meet potential future sales.

As part of the agreement, Schlumberger granted us Grant Back Licenses, to make, use, sell, offer for sale, and import products and processes embodying the intellectual property outside the oil and gas market. Under the terms of the agreement, we can no longer use the tradename Voraxial. We branded the technology licensed to us the “V-Inline”. Our management believes that the Grant Back Licenses can potentially provide additional revenues through the sale of V-inline Separators outside the oil and gas industry, including, but not limited to mining, sewage and industrial wastewater.

In addition, pursuant to the Technology Purchase Agreement FPA entered into the Supply Agreement with Cameron Solutions, Inc. Under the terms of the three-year Supply Agreement, FPA is the exclusive supplier to Cameron Solutions of certain Voraxial series products for use in the oil and gas industry. Sales will be made from time to time in accordance with the terms of purchase orders. The Supply Agreement is cancellable by Cameron Solutions upon 15 days’ notice if we fail to meet delivery or performance schedules or breaches any of the terms of the agreement, including the warranties. Cameron Solutions may also cancel the Supply Agreement without notice in the event we become insolvent or commit any act of bankruptcy. The Supply Agreement contains customary indemnification and confidentiality provisions. There are no assurances that we will generate material revenues under the Grant Back Licenses or Supply Agreement. There are no minimum purchase requirements for Cameron Solutions under the Supply Agreement.

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

We received an order from a utility company for multiple V-Inline Separators to separate solids and oil from their wastewater stream. The V-Inline Separators will be used to process and separate oil and solids from a flow of about 120 gallons per minute. The System will include different technologies with the heart of the system being comprised of two V 2000 Separators working in parallel with a third V-Inline being utilized to further dewater the reject lines from the System. We anticipate shipping the system in the fourth quarter 2019. We also received a purchase order under the Supply Agreement with Cameron in the first quarter of 2019 with scheduled shipment in the second quarter of 2019. Deposits from both orders are reflected on our balance sheet as deposits from customers.

Results of Operations for the Three Months ended March 31, 2019 and 2017:

Revenue

Our revenues decreased by $109,064 or approximately 96% to $4,863 for the three months ended March 31, 2019 as compared to $113,927 for the three months ended March 31, 2018. Although our revenues decreased substantially from last year, we believe there is a market for the Voraxial Separator and that the Supply Agreement will provide us with the opportunity to increase revenues in the future in the oil and gas industry. In March, 2019, we received a purchase order for the Voraxial Separator which is scheduled to ship in the second quarter of 2019. We received a deposit for this purchase order is included on our balance sheet as “Deposits from customers” at March 31, 2019. We also believe the Grant Back Licenses can potentially generate additional revenues in other industries that require the separation technology, such as mining, industrial and sewage. We received a purchase order from a utility company for a wastewater system that includes multiple V-Inline Separators. The customer has paid multiple deposits in 2018 and during the first quarter of 2019 totaling approximately $1.5 million that is reflected on our balance sheet as “Deposits from customers” at March 31, 2019. Due to customer delays, the project has been extended beyond the September 21, 2018 due date. We anticipate delivering this system in the fourth quarter of 2019.

The majority of revenues in 2019 were a result of part sales. The majority of our sales in 2018 were a result of sales of the Voraxial Separator and auxiliary equipment and parts.

Cost of Goods

Our cost of goods decreased by 96% to $2,466 for the three months ended March 31, 2019 as compared to $67,197 for the three months ended March 31, 2018. This decrease is mainly due to the decrease in sales we experienced during the three months ended March 31, 2019. Our cost of goods continues to be reviewed by management in effort to obtain the best available pricing while maintaining high quality standards.

Costs and Expenses

Total costs and expenses decreased by $556 to $249,421 for the three months ended March 31, 2019 as compared to $249,977 for the three months ended March 31, 2018. Our costs and expenses remained fairly consistent from the previous year. We expect our costs and expenses to remain fairly consistent during the balance of 2019.

Liquidity and Capital Resources:

Cash at March 31, 2019 was $1,146,681 as compared to $1,223,863 at December 31, 2018. Working capital deficit at March 31, 2019 was $872,423 as compared to a working capital deficit at December 31, 2018 of $566,391. At March 31, 2019, we had an accumulated deficit of $15,737,489. Our current assets increased by 9% at March 31, 2019 as compared to December 31, 2018, which reflects an increase in our Inventory and prepaid expenses. Our current liabilities increased 19% at March 31, 2019 as compared to December 31, 2018, which is primarily attributable to an increase in deposits from customers as a result of the purchase order we received from a utility company in 2018 and the order we received under the Supply Agreement in the first quarter of 2019 for the Voraxial Separator.

Summary of cash flows

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Cash flow data:
Cash provided by operating activities	$(61,625)	$(250,133)
Cash used in investing activities	$--	$--
Cash used in financing activities	$(15,557)	$(5,508)

Net cash provided by operating activities in the three months ended March 31, 2019 was primarily attributable to a decrease in accrued expenses – related party and an increases in inventory and prepaid expenses offset in part by increases in deposit from customer and accounts payable and accrued expense. Increases in our inventory, prepaid expenses, accounts payable and accrued expenses are a result of the units we are manufacturing in fulfillment of orders we received. Increase in deposit from customer is primarily attributable to deposit received on a purchase order we received from a utility company and an order we received under the Supply Agreement. Net cash used in operating activities during the three months ended March 31, 2018 was primarily attributable to an increase in inventory and deposits from customers, offset by a decrease in accounts receivable and inventory and a decrease in accounts payable and accrued expenses.

Net cash used in financing activities during the three months ended March 31, 2019 was primarily attributable to the repayment of the equipment note payable.

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

We received a substantial deposit from a customer in the utility industry. The customer has paid multiple deposits totaling $1,496,219 as of March 31, 2019. The balance is included in our balance sheet as “Deposits from customers”. In January 2019, our customer filed for bankruptcy protection. We do not currently believe this bankruptcy filing will negatively affect the purchase order we received. However, if the customer was to cancel the order or under bankruptcy law we were required to return the deposit, then our operations would be adversely affected.

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

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note C to the Condensed Financial Statements.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer who also serves as our Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2019. Based upon continuing material weakness in the Company’s internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2018, our management concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

We will continue to monitor our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. We do not, however, expect that the material weaknesses in our disclosure controls will be remediated until such time as we have added additional personnel, including additional accounting and administrative staff, allowing improved internal control over financial reporting.

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

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference			Filed or
No.	Exhibit Description	Form	Date Filed	Exhibit Number	Furnished Herewith

2	Agreement and Plan of Reorganization(incorporated by reference to Exhibit 2 to the Registration Statement on Form 10, filed November 3, 1999, as amended	Form 10	11/03/99	2
3(i)	Articles of Incorporation	Form 10	11/03/99	3(i)
3(ii)	Bylaws	Form 10	11/03/99	3(ii)
3(iii)	Articles of Amendment to the Articles of Incorporation	8-K	11/13/17	3.2
10.1	Technology Purchase Agreement between Schlumberger Technology Corporation, Schlumberger Canada Limited, and Schlumberger B.V. And Enviro Voraxial Technology, Inc. and Florida Precision Aerospace, Inc. dated as of March 13, 2017	8-K	3/15/17	10.1
10.2	Lease Agreement dated December 14, 2018	10-K	4/1/19	10.2	Filed
10.3	Grant Back License effective June 8, 2017				*
10.4	Supply Agreement effective June 8, 2017				*
31.1	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-4(a) Certification of principal financial and accounting officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*To be filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

Enviro Technologies, Inc.

By:	/s/ John A. Di Bella
John A. Di Bella
Chief Executive Officer and Principal Financial Officer

DATED: May 15, 2019