Form 10-Q
period 2019-06-30
ENVIRO TECHNOLOGIES, INC.
filed 2019-08-14
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: August 14, 2019, we had 35,784,497 shares of our Common Stock outstanding.

PART I.   CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019 (unaudited)	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$588,040	$1,223,863
Accounts receivable, net	72,411	4,039
Inventory, net	508,299	376,318
Prepaid expenses	387,228	207,250

Total current assets	1,555,978	1,811,470

FIXED ASSETS, NET	371,907	394,436
OTHER ASSETS
Operating lease asset	263,465	--
Security deposit	10,143	10,143
Total other assets	273,608	10,143

Total assets	$2,201,493	$2,216,049

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$479,540	$464,562
Accrued Expenses – related party	558,761	813,761
Deposits from customers	1,496,219	1,035,706
Equipment note payable, current portion	66,017	63,832
Operating lease liability, current portion	41,551	--

Total current liabilities	2,642,088	2,377,861

LONG-TERM LIABILITIES:
Operating lease liabilities, less current portion	221,914	--
Equipment note payable, less current portion	192,608	226,172
Total long-term liabilities	414,522	226,172
Total liabilities	3,056,610	2,604,033

COMMITMENTS AND CONTINGENCIES (See Note G)	-	-

SHAREHOLDERS’ DEFICIENCY :
Common stock, $.001 par value, 250,000,000 shares authorized; 35,784,497 and 35,784,497 shares issued and outstanding as of June 30, 2019 and December 31, 2018	35,785	35,785
Additional paid-in capital	15,061,889	15,061,889
Accumulated deficit	(15,952,791)	(15,485,658)
Total shareholders’ deficiency	(855,117)	(387,984)

Total liabilities and shareholders’ deficiency	$2,201,493	$2,216,049

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues, net	$147,333	$12,063	$152,196	$125,990

Cost of goods sold	106,192	3,091	108,658	70,288

Gross profit	41,141	8,972	43,538	55,702

Costs and expenses:
Selling, general and administrative	77,868	77,052	153,932	158,103
Professional Fees	93,191	134,874	149,008	196,026
Payroll expenses	80,842	205,001	198,382	312,775

Total costs and expenses	251,901	416,927	501,322	666,904

Loss from operations	(210,760)	(407,955)	(457,784)	(611,202)

Other expenses:
Interest expense	(4,542)	(5,572)	(9,349)	(13,640)

Total other expense	(4,542)	(5,572)	(9,349)	(13,640)

Net loss before provisions for income taxes	(215,302)	(413,527)	(467,133)	(624,842)

Provisions for income taxes	—	—	—	—
NET LOSS	$(215,302)	$(413,527)	$(467,133)	$(624,842)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	35,784,497	34,531,750	35,784,497	34,035,878

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 and 2018
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – March 31, 2018 (unaudited)	33,534,497	$33,535	$14,949,139	$(15,200,109)	$(217,435)
Issuance of common stock for services	2,250,000	2,250	112,750	--	115,000
Net loss for the three months ended June 30, 2018	--	--	--	(413,527)	(413,527)

Balance – June 30, 2018, (unaudited)	35,784,497	$35,785	$15,061,889	$(15,613,636)	$(515,962)

Balance – March 31, 2019 (unaudited)	35,784,497	$35,785	$15,061,889	$(15,737,489)	$(639,815)
Net loss for the three months ended June 30, 2019	--	--	--	(215,302)	(215,302)

Balance - June 30, 2019, (unaudited)	35,784,497	$35,785	$15,061,889	$(15,952,791)	$(855,117)

Balance - December 31, 2017	33,534,497	$33,535	$14,949,139	$(14,988,794)	$(6,120)
Issuance of common stock for services	2,250,000	2,250	112,750	--	115,000
Net loss for the six months ended June 30, 2018	--	--	--	(624,842)	(624,842)

Balance – June 30, 2018, (unaudited)	35,784,497	$35,785	$15,061,889	$(15,613,636)	$(515,962)

Balance - December 31, 2018	35,784,497	$35,785	$15,061,889	$(15,485,658)	$(387,984)
Net loss for the six months ended June 30, 2019	--	--	--	(467,133)	(467,133)

Balance - June 30, 2019, (unaudited)	35,784,497	$35,785	$15,061,889	$(15,952,791)	$(855,117)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(467,133)	$(624,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,529	22,529
Amortization of operating lease asset	21,343	--
Stock issued for services to consultants	--	15,000
Stock issued for services to officers and directors	--	100,000
Changes in assets and liabilities:
Accounts receivable	(68,372)	22,187
Inventory	(131,981)	(359,754)
Prepaid expenses	(179,978)	(9,574)
Deposit from customers	460,513	658,381
Operating lease liability	(21,343)	--
Accounts payable and accrued expenses	14,978	93,656
Accrued expenses – related party	(255,000)	45,338

Net cash used in operating activities	(604,444)	(37,079)

Cash Flows from Financing Activities:
Repayment of equipment note payable	(31,379)	(20,300)
Net cash used in financing activities	(31,379)	(20,300)

Net decrease in cash and cash equivalents	(635,823)	(57,379)

Cash and cash equivalents, beginning of period	1,223,863	1,010,434

Cash and cash equivalents, end of period	$588,040	$953,055

Supplemental Disclosures
Cash paid during the period for interest	$9,349	$13,640
Cash paid during the period for taxes	$-	$-

Supplemental Disclosure of non-cash activities
Operating lease asset obtained in exchange for operating lease liability	$284,808	$--

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(unaudited)

NOTE A - ORGANIZATION AND OPERATIONS

Organization

Enviro Technologies, Inc., an Idaho corporation (the “Company”), is a manufacturer of environmental and industrial separation technology. The Company developed, and now manufactures the Voraxial® Separator under a Supply Agreement for Cameron Solutions, Inc., an affiliate of Schlumberger Technology Corporation. The Voraxial is a patented technology that was sold to Schlumberger Technology Corporation, a Texas corporation, Schlumberger Canada Limited, a Canadian entity, and Schlumberger B.V., an entity organized under the laws of the Netherlands (collectively, “Schlumberger”) on June 8, 2017. The Company received a grant back license to sell the separation technology in markets outside of the oil and gas markets, which include mining, sewage, manufacturing, waste-to-energy and food processing industry.

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

At June 30, 2019, we had an accumulated deficit of $15,952,791 including a net loss of $467,133 for the six months ended June 30, 2019. We may not be able to achieve profitability on a quarterly or annual basis. If we fail to sustain or increase our profitability on a quarterly or annual basis, or to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection. As a result of the above, there is substantial doubt about the ability of the Company to continue as a going concern and the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

june 30, 2019

(unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the company’s annual consolidated financial statements, notes and accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 1, 2019. In the opinion of management, all adjustments, which are necessary to provide a fair presentation of financial position as of June 30, 2019, and the related operating results and cash flows for the interim period presented, have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

Revenue Recognition

The Company derives most of its revenue from the sale of the Voraxial Separator and its V-Inline Separator. We account for revenue in accordance with ASC Topic 606, which we adopted on January 1, 2018, using the modified retrospective method. The adoption of ASC Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the three and six months ended June 30, 2018. We did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2019

(unaudited)

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. As of June 30, 2019 and December 31, 2018, there was $1,496,219 and $1,035,706 respectively, of deposits from customers. The increase in deposits from customer is attributed to the purchase order we received from a utility customer for a wastewater treatment system that is comprised of multiple V-Inline Separators. As of June 30, 2019 we have received $1,496,219 from this customer. We anticipate that the project will be completed by the fourth quarter of 2019.

ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts. The company maintains allowances for doubtful accounts for estimated losses. The company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is a doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, and its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collections. At June 30, 2019 and December 31, 2018, the Company has $60,254 and $60,254 in the allowance for doubtful accounts, respectively.

Fair Value of Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at June 30, 2019 and December 31, 2018, approximate their fair value because of their relatively short-term nature.

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of June 30, 2019 and December 31, 2018.

Level 2— inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of June 30, 2019 and December 31, 2018.

Level 3— inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of June 30, 2019 and December 31, 2018.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

june 30, 2019

(unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate (“FDIC”) limits. As of June 30, 2019 and December 31, 2018 the Company has a cash concentration of $342,999 and $957,717, respectively, in excess of FDIC limits.

Inventory

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or net realizable value. Net realizable value is defined as sales price less cost of completion, disposable and transportation and a normal profit margin. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Raw materials	$90,960	$90,656
Work in process	241,532	80,609
Finished goods	175,807	205,053
Total	$508,299	$376,318

Inventory amounts are presented net of impairment of $42,752 and $42,752 as of June 30, 2019 and December 31, 2018, respectively.

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

LEASES

In connection with our lease agreement for our facility located in Fort Lauderdale, FL, the Company elected to adopt the provision of ASU 2016-02, “Leases” as of January 1, 2019. The Company recorded an operating lease asset and operating lease liability as of June 30, 2019 (refer to Note H).

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

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2019

(unaudited)

Due to the Company had net loss for the three and six month period ended June 30, 2019 and 2018, the effect of 13,465,000 and 13,465,000 options, respectively are anti-dilutive. A separate computation of diluted loss per share is not presented.

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

june 30, 2019

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

NOTE D - RELATED PARTY TRANSACTIONS

On January 4, 2018 the Company’s board of directors reduced the annual compensation of the Company’s chief executive officer from $305,000 to $210,000, effective as of January 1, 2018. For the three and six months ended June 30, 2019, the Company incurred salary expenses from the Chief Executive Officer of the Company of $52,500 and $105,000, respectively. During the six months ended June 30, 2019, a total of $360,000 of salary and accrued salary have been paid. The total unpaid balance as of June 30, 2019 is $558,761 and is included in accrued expenses – related party. In November 2018, the Board of Directors also approved the health insurance benefit for our CEO. For the three and six months ended June 30, 2018, the Company incurred salary expenses from the Chief Executive Officer of the Company of $52,500 and $105,000, respectively. Of these amounts, $36,000 had been paid for the six months ended June 30, 2018. The total unpaid balance as of June 30, 2018 is $1,258,761 and is included in accrued expenses – related party.

Effective July 1, 2017, Raynard Veldman, a member of the Company’s board of directors receives a fee of $2,500 per month for consulting services. During the three and six months ended June 30, 2019 and 2018, Mr. Veldman received consulting fees of $7,500 and $15,000, respectively.

During the three and six months ended June 30, 2019 and 2018, Raynard Veldman, a member of the Company’s board of directors, received compensation for being a member of the Company’s board of directors of $3,000 and $6,000, respectively. Mr. John DiBella does not receive compensation for being a member of the Company’s board of directors.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2019

(unaudited)

NOTE E – FIXED ASSETS

Fixed assets as of June 30, 2019 and December 31, 2018 consist of:

	June 30, 2019	December 31, 2018
Machinery and equipment	$933,245	$933,245
Furniture and fixtures	14,498	14,498
Autos and Trucks	5,294	5,294
Total	953,037	953,037
Less: accumulated depreciation	(581,130)	(558,601)
Fixed Assets, net	$371,907	$394,436

Depreciation expense was $11,265 and $11,265 for the three months ended June 30, 2019 and 2018, respectively.

Depreciation expense was $22,529 and $22,529 for the six months ended June 30, 2019 and 2018, respectively.

In July 2017, the Company entered into a financing agreement for the purchase of CNC machining equipment valued at approximately $426,000. The machining equipment was received in July 2017 and will be used for the manufacture of Voraxial Separators in preparation of potential future orders under the Supply Agreement and sales pursuant to the Grant Back Licenses. As of June 30, 2019 and December 31, 2018, the amount owed is $258,625 and $290,004 respectively.

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

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2019

(unaudited)

Information with respect to options outstanding and exercisable at June 30, 2019 is as follows:

	Number Outstanding	Exercise Price	Number Exercisable
Balance, December 31, 2018	13,465,000	$0.01	13,465,000
Issued	-	-	-
Expired	-	-	-
Forfeited	-	-	-
Balance, June 30, 2019	13,465,000	$0.01	13,465,000

Exercise Price	Number Outstanding at June 30, 2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2019	Weighted Average Exercise Price
0.01	13,465,000	4.38	0.01	13,465,000	0.01
Total	13,465,000			13,465,000

The aggregate intrinsic value represents the excess amount over the exercise price optionees would have received if all the options have been exercised on the last business day of the period indicated based on the Company’s closing stock price of for such day. The aggregate intrinsic value as of June 30, 2019 is $215,440.

NOTE G – COMMITMENTS AND CONTINGENCIES

Customer Deposit

The Company received a substantial deposit from a customer in the utility industry, which has filed for bankruptcy protection. The customer has paid multiple deposits totaling $1,496,219 as of June 30, 2019. The balance is included in our balance sheet as “Deposits from customers”. In January 2019, our customer filed for bankruptcy protection. As of June 30, 2019, we do not believe this bankruptcy filing will negatively affect the purchase order we received. However, if the customer was to cancel the order or under bankruptcy law we were required to return the deposit, then our operations would be adversely affected.

EQUIPMENT FINANCING

In July 2017, the Company entered into a financing agreement for the purchase of CNC machining equipment valued at approximately $426,000. The machining equipment was received in July 2017 and will be used for the manufacture of Voraxial Separators in preparation of potential future orders under the Supply Agreement and sales of the V-Inline Separators pursuant to the Grant Back Licenses. Under the terms of the agreement the Company made an initial down payment of $85,661 and financed the remaining balance of $340,644. The Company is required to make monthly payments of $6,788 through January 2023. As of June 30, 2019 and December 31, 2018, the amount owed is $258,625 and $290,004 respectively.

Litigation

On or about October 23, 2017, a claim was filed in the 17th Judicial Circuit Court in and for Broward County in Fort Lauderdale, Florida, by the plaintiff, Industrial and Oilfield Procurement Services, LLC, against our company.  The case involves an alleged breach of contract between the parties relating to the purchase and sale of a Voraxial unit in 2015. The plaintiff has demanded damages in the amount of $310,820. We are defending this action, as we believe this claim is without merit. The Company has accrued legal fees to defend the case.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

jUNE 30, 2019

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

JUNE 30, 2019

(unaudited)

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

Supplemental balance sheet information related to leases was as follows:

Operating Leases	Classification	June 30,2019
Right-of-use assets	Operating lease assets	$263,465

Current lease liability	Current operating lease liability	41,551
Non-current lease liability	Long-term operating lease liability	221,914
Total lease liabilities		$263,465

Lease term and discount rate were as follows:
June 30,2019
Weighted average remaining lease term (years)	5.26
Weighted average discount rate	6.75%

The components of lease cost were as follows:

	Three months ended	Six months ended
	March 31,	June 30,
	2019	2019
Operating lease cost	$13,500	$29,033
Variable lease cost (1)	4,294	9,436
Total lease cost	$17,794	$38,469

(1) Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

 Supplemental disclosures of cash flow information related to leases were as follows:

Six months ended
June 30, 2019
Cash paid for operating lease liabilities	$21,343
Operating lease assets obtained in exchange for operating lease liabilities	284,808

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2019

(unaudited)

Maturities of lease liabilities were as follows as of June 30, 2019:

Operating Leases
Remainder of 2019	$29,033
2020	58,065
2021	58,353
2022	59,795
2023	59,795
Thereafter	49,829
Total lease payments	314,870

Less: imputed interest	(51,405)
Present value of lease liabilities	$263,465

As of June 30, 2019, operating lease payments of $263,465 include the options to extend lease terms that are reasonably certain of being exercised.

NOTE I – MAJOR CUSTOMERS

During the three and six months ended June 30, 2019, we recorded 100% and 98% of our revenue from one customer.

During the three and six months ended June 30, 2018, we recorded 99% and 99% of our revenue from one customer.

As of June 30, 2019, one of the Company’s customers represents 98% of the total accounts receivable.

As of December 31, 2018, two of the Company’s customers represents 98% of the total accounts receivable.

We received a substantial deposit from a customer in the utility industry, which has filed for bankruptcy protection. The customer has paid multiple deposits totaling $1,496,219 as of June 30, 2019. The balance is included in our balance sheet as “Deposits from customers”. In January 2019, our customer filed for bankruptcy protection. As of June 30, 2019, we do not believe this bankruptcy filing will negatively affect the purchase order we received. However, if the customer was to cancel the order or under bankruptcy law we were required to return the deposit, then our operations would be adversely affected.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Enviro Technologies, Inc. is referred to herein as “the Company”, “we” or “our.” The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements”. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on April 1, 2019, and our subsequent filings with the SEC. All information in this section for the three and six months ended June 30, 2019 and 2018 is unaudited and derived from the unaudited condensed consolidated financial statements appearing elsewhere in this report; unless otherwise noted, all information for the year ended December 31, 2018 is derived from our audited consolidated financial statements appearing in the Annual Report on Form 10-K for the year ended December 31, 2018.

Application of Critical Accounting Policies

The Company’s condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of these significant accounting policies can be found in Note C to the Company’s financial statements in the Company’s 2018 Annual Report on Form 10-K. The Company has adopted Topic 842 to account for leases during the period ended June 30, 2019. Refer to Note C.

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

We received an order from a utility company for multiple V-Inline Separators to separate solids and oil from their wastewater stream at a rate of 120 gallons per minute. The System will include different technologies with the heart of the system being comprised of two V 2000 Separators working in parallel with a third V-Inline being utilized to further dewater the reject lines from the System. We anticipate shipping the system in the fourth quarter 2019. The deposits from this order are reflected on our balance sheet as deposits from customers.

Results of Operations for the Three Months ended June 30, 2019 and 2018:

Revenue

Our revenues increased by $135,270 to $147,333 for the three months ended June 30, 2019 as compared to $12,063 for the three months ended June 30, 2018. Our revenues increased substantially from last year. The majority of our revenues in the second quarter of 2019 is a result of a purchase order we received for the Voraxial Separator under the Supply Agreement. Although we believe there is a market for the Voraxial Separator and that the Supply Agreement will provide us with the opportunity to increase revenues in the future in the oil and gas industry, there is no assurance that this will occur. We continue to allocate resources toward developing this relationship. We also believe the Grant Back Licenses can potentially generate additional revenues in other industries that require the separation technology, such as mining, industrial and sewage. We received a purchase order from a utility company for a wastewater system that includes multiple V-Inline Separators. The customer has paid multiple deposits in 2018 and during the first six months of 2019 totaling approximately $1.5 million that is reflected on our balance sheet as “Deposits from customers” at June 30, 2019. Due to customer delays, the project has been extended beyond the September 21, 2018 due date. We anticipate delivering this system by the fourth quarter of 2019.

The majority of revenues in 2019 were a result of Voraxial Separator sales. The majority of our sales in 2018 were a result of sales of the Voraxial Separator and auxiliary equipment and parts.

Cost of Goods

Our cost of goods increased by $103,101 to $106,192 for the three months ended June 30, 2019 as compared to $3,091 for the three months ended June 30, 2018. This increase is mainly due to the increase in sales we experienced during the three months ended June 30, 2019. Our cost of goods continues to be reviewed by management in effort to obtain the best available pricing while maintaining high quality standards.

Costs and Expenses

Total costs and expenses decreased by $165,026 to $251,901 for the three months ended June 30, 2019 as compared to $416,927 for the three months ended June 30, 2018. Our professional fees decreased by approximately $41,000, primarily due to a $65,000 non-cash expense associated with the restricted stock issuance to consultants for services pursuant to the terms of a business advisory consulting agreement in the three months ended June 30, 2018 and partially offset by an increase in legal fees in the three months ended June 30, 2019. Our payroll expenses decreased by $125,000, primarily due to a $50,000 non-cash expense associated with the restricted stock issuance to Messrs. DiBella in the three months ended June 30, 2018. The balance of the reduction in payroll expenses is due to the increase overtime hours during the three months ended June 30, 2018. Our selling, general and administrative costs and expenses remained fairly consistent from the previous year. We expect our costs and expenses to remain fairly consistent during the balance of 2019.

Results of Operations for the Six Months ended June 30, 2019 and 2018:

Revenue

Our revenues increased by $26,206 to $152,196 for the six months ended June 30, 2019 as compared to $125,990 for the six months ended June 30, 2018. Our revenues increased from last year. The majority of our revenues in the second quarter of 2019 is a result of a purchase order we received for the Voraxial Separator under the Supply Agreement. Although we believe there is a market for the Voraxial Separator and that the Supply Agreement will provide us with the opportunity to increase revenues in the future in the oil and gas industry, there is no assurance that this will occur. We continue to allocate resources toward developing this relationship. We also believe the Grant Back Licenses can potentially generate additional revenues in other industries that require the separation technology, such as mining, industrial and sewage. We received a purchase order from a utility company for a wastewater system that includes multiple V-Inline Separators. The customer has paid multiple deposits in 2018 and during the first six months of 2019 totaling approximately $1.5 million that is reflected on our balance sheet as “Deposits from customers” at June 30, 2019. Due to customer delays, the project has been extended beyond the September 21, 2018 due date. We anticipate delivering this system by the fourth quarter of 2019.

The majority of revenues in 2019 were a result of Voraxial Separator sales. The majority of our sales in 2018 were a result of sales of the Voraxial Separator and auxiliary equipment and parts.

Cost of Goods

Our cost of goods increased by $38,370 to $108,658 for the six months ended June 30, 2019 as compared to $70,288 for the six months ended June 30, 2018. This increase is due to the different Voraxial models and parts sold during the six months ended June 30, 2018. Our cost of goods continues to be reviewed by management to guarantee the best available pricing while maintaining high quality standards.

Costs and Expenses

Total costs and expenses decreased by $165,582 or approximately 25% to $501,322 for the six months ended June 30, 2019 from $666,904 for the six months ended June 30, 2018. Our professional fees decreased by approximately $47,000, primarily due to a $65,000 non-cash expenses associated with the restricted stock issuance to consultant for services pursuant to the terms of a business advisory consulting agreement in the six months ended June 30, 2018 and partially offset by an increase in legal fees in the six months ended June 30, 2019. Our payroll expenses decreased by $114,000, primarily due to a $50,000 non-cash expense associated with the restricted stock issuance to Messrs. DiBella in the three months ended June 30, 2018. The balance of the reduction in payroll expenses is due to the increase overtime hours during the three months ended June 30, 2018. Our selling, general and administrative costs and expenses remained fairly consistent from the previous year. We expect our costs and expenses to remain fairly consistent during the balance of 2019.

Liquidity and Capital Resources:

Cash at June 30, 2019 was $588,040 as compared to $1,223,863 at December 31, 2018. Working capital deficit at June 30, 2019 was $1,086,110 as compared to a working capital deficit at December 31, 2018 of $566,391. At June 30, 2019, we had an accumulated deficit of $15,952,791. Our current assets decreased by 14% at June 30, 2019 as compared to December 31, 2018, which reflects a decrease in our cash and cash equivalents that was offset by an increase in our accounts receivable, inventory and prepaid expenses. Our current liabilities increased 11% at June 30, 2019 as compared to December 31, 2018, which is primarily attributable to an increase in deposits from customers as a result of the purchase order we received from a utility company in 2018. This was offset by a decrease in accrued expenses-related party.

Summary of cash flows

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2019	2018
	(Unaudited)
Cash flow data:
Cash used in operating activities	$(604,444)	$(37,079)
Cash used in investing activities	$--	$--
Cash used in financing activities	$(31,379)	$(20,300)

Net cash used in operating activities in the six months ended June 30, 2019 was primarily attributable to a decrease in accrued expenses – related party and increases in inventory and prepaid expenses offset in part by an increase in deposit from customer. Increases in our prepaid expenses and inventory are a result of the units we are manufacturing in fulfillment of orders we received. Increase in deposit from customer is primarily attributable to deposit received on a purchase order we received from a utility company. This was partially offset by a decrease in our accrued expenses-related party.

Net cash used in operating activities during the six months ended June 30, 2018 was primarily attributable to an increase in inventory offset by increases in accounts payable, accrued expenses and deposits from customers.

Net cash used in financing activities during the six months ended June 30, 2019 and 2018 was primarily attributable to the repayment of the equipment note payable.

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

We received a substantial deposit from a customer in the utility industry. The customer has paid multiple deposits totaling $1,496,219 as of June 30, 2019. The balance is included in our balance sheet as “Deposits from customers”. In January 2019, our customer filed for bankruptcy protection. We do not currently believe this bankruptcy filing will negatively affect the purchase order we received. However, if the customer was to cancel the order or under bankruptcy law we were required to return the deposit, then our operations would be adversely affected.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer who also serves as our Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2019. Based upon continuing material weakness in the Company’s internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2018, our management concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

          As previously discussed, on or about October 23, 2017, a claim was filed in the 17th Judicial Circuit Court in and for Broward County in Fort Lauderdale, Florida, by the plaintiff, Industrial and Oilfield Procurement Services, LLC, against our company.  The case involves an alleged breach of contract between the parties relating to the purchase and sale of a Voraxial unit in 2015. The plaintiff has demanded damages in the amount of $310,820. We are defending this action, as we believe this claim is without merit. The Company has accrued legal fees to defend the case. See Note G (Litigation) to the financial statements included in this report.

Item 1A.	Risk Factors

          Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          None.

Item 3.	Defaults Upon Senior Securities

          None.

Item 4.	Mine Safety Disclosure

          None.

Item 5.	Other Information

          None.

Item 6.	Exhibits

          Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference			Filed or
No.	Exhibit Description	Form	Date Filed	Exhibit Number	Furnished Herewith

2	Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2 to the Registration Statement on Form 10, filed November 3, 1999, as amended	Form 10	11/03/99	2
3(i)	Articles of Incorporation	Form 10	11/03/99	3(i)
3(ii)	Bylaws	Form 10	11/03/99	3(ii)
3(iii)	Articles of Amendment to the Articles of Incorporation	8-K	11/13/17	3.2
10.1	Technology Purchase Agreement between Schlumberger Technology Corporation, Schlumberger Canada Limited, and Schlumberger B.V. And Enviro Voraxial Technology, Inc. and Florida Precision Aerospace, Inc. dated as of March 13, 2017	8-K	3/15/17	10.1
10.2	Lease Agreement dated December 14, 2018	10-K	4/1/19	10.2	Filed
10.3	Grant Back License effective June 8, 2017				*
10.4	Supply Agreement effective June 8, 2017				*
31.1	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-4(a) Certification of principal financial and accounting officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed

*To be filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

Enviro Technologies, Inc.

By:	/s/ John A. Di Bella
John A. Di Bella
Chief Executive Officer and Principal Financial Officer

DATED: August 14, 2019