Form 10-Q
period 2019-09-30
ENVIRO TECHNOLOGIES, INC.
filed 2019-11-14
CIK 1043894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 0-30445

Enviro Technologies, Inc.
(Exact name of registrant as specified in its charter)

IDAHO	82-0266517
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

821 NW 57th Place, Fort Lauderdale, Florida	33309
Address of principal executive offices	Zip Code

(954) 958-9968

Registrant’s telephone number, including area code

_________________________________________________
(Former name, former address and former fiscal year, if changed since last Report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	November 14, 2019
Common Stock	35,784,497

OTHER PERTINENT INFORMATION

Our corporate website is www.evtn.com. The information which appears on our website is not part of this report.

When used in this report, the terms “Enviro,” “EVTN,” the “Company,” “we,” “our,” and “us” refers to Enviro Technologies, Inc., an Idaho corporation and its wholly owned subsidiary, Florida Precision Aerospace, Inc., a Florida corporation. In addition, when used in this report, “third quarter of 2019” refers to the three months ended September 30, 2019, “third quarter of 2018” refers to the three months ended September 30, 2018, “2019” or “fiscal 2019” refers to the year ending December 31, 2019 and “2018” or “fiscal 2018” refers to the year ending December 31, 2018.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	our history of losses and uncertainty that we will be able to continue as a going concern;
•	the decline in our net sales during 2019 and our ability to general net sales in future periods in an amount sufficient to pay our operating expenses and satisfy our obligations they become due;
•	our dependence on sales to a limited number of customers;
•	the significant amount of deferred compensation owed to our executive officer and our ability to pay these amounts;
•	potential dilution to our stockholders from the exercise of outstanding options; and
•	the lack of sufficient liquidity in the market for our common stock.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review our Annual Report on Form 10-K for the year ended December 31, 2018, including the risks described in Part I. Item 1A. Risk Factors, and our subsequent filings with the Securities and Exchange Commission in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

Item 1.	Financial Statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019 (unaudited)	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$171,820	$1,223,863
Accounts receivable, net	2,760	4,039
Inventory, net	569,140	376,318
Prepaid expenses	526,680	207,250

Total current assets	1,270,400	1,811,470

FIXED ASSETS, NET	360,642	394,436
OTHER ASSETS
Operating lease asset	253,338	—
Security deposit	10,143	10,143
Total other assets	263,481	10,143

Total assets	$1,894,523	$2,216,049

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$434,271	$464,562
Accrued Expenses – related party	571,261	813,761
Deposits from customers	1,496,220	1,035,706
Equipment note payable, current portion	67,137	63,832
Operating lease liability, current portion	42,256	—

Total current liabilities	2,611,145	2,377,861

LONG-TERM LIABILITIES:
Operating lease liabilities, less current portion	211,082	—
Equipment note payable, less current portion	175,398	226,172
Total long-term liabilities	386,480	226,172
Total liabilities	2,997,625	2,604,033

COMMITMENTS AND CONTINGENCIES (See Note G)	—	—

SHAREHOLDERS’ DEFICIENCY :
Common stock, $.001 par value, 250,000,000 shares authorized; 35,784,497 and 35,784,497 shares issued and outstanding as of September 30, 2019 and December 31, 2018	35,785	35,785
Additional paid-in capital	15,061,889	15,061,889
Accumulated deficit	(16,200,776)	(15,485,658)
Total shareholders’ deficiency	(1,103,102)	(387,984)

Total liabilities and shareholders’ deficiency	$1,894,523	$2,216,049

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues, net	$3,587	$1,180,634	$155,783	$1,306,624

Cost of goods sold	1,111	499,546	109,769	569,834

Gross profit	2,476	681,088	46,014	736,790

Costs and expenses:
Selling, general and administrative	88,001	87,949	241,933	246,052
Professional Fees	34,688	56,763	183,696	255,492
Payroll expenses	123,498	59,466	321,880	369,538

Total costs and expenses	246,187	204,178	747,509	871,082

(Loss) Income from operations	(243,711)	476,910	(701,495)	(134,292)

Other expenses:
Interest expense	(4,274)	(5,322)	(13,623)	(18,962)

Total other expense	(4,274)	(5,322)	(13,623)	(18,962)

Net (loss) Income before provisions for income taxes	(247,985)	471,588	(715,118)	(153,254)
Provisions for income taxes	—	—	—	—
NET (LOSS) INCOME	$(247,985)	$471,588	$(715,118)	$(153,254)

Net (loss) Income per common share - Basic	$(0.01)	$0.01	$(0.02)	$(0.00)
Net (loss) Income per common share - Diluted	$(0.01)	$0.01	$(0.02)	$(0.00)
Weighted average number of common shares outstanding
Basic	35,784,497	35,784,497	35,784,497	34,625,156
Diluted	35,784,497	38,232,467	35,784,497	34,625,156

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 and 2018
(Unaudited)

For the Three Months ended September 30, 2019 and 2018

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – June 30, 2018 (unaudited)	35,784,497	$35,785	$15,061,889	$(15,613,636)	$(515,962)

Net income for the three months ended September 30, 2018	—	—	—	471,588	471,588

Balance – September 30, 2018, (unaudited)	35,784,497	$35,785	$15,061,889	$(15,142,048)	$(44,374)

Balance – June 30, 2019 (unaudited)	35,784,497	$35,785	$15,061,889	$(15,952,791)	$(855,117)

Net loss for the three months ended September 30, 2019	—	—	—	(247,985)	(247,985)

Balance - September 30, 2019, (unaudited)	35,784,497	$35,785	$15,061,889	$(16,200,776)	$(1,103,102)

For the Nine Months ended September 30, 2019 and 2018

Balance - December 31, 2017	33,534,497	$33,535	$14,949,139	$(14,988,794)	$(6,120)

Issuance of common stock for services	2,250,000	2,250	112,750	—	115,000

Net loss for the Nine Months ended September 30, 2018	—	—	—	(153,254)	(153,254)

Balance – September 30, 2018, (unaudited)	35,784,497	$35,785	$15,061,889	$(15,142,048)	$(44,374)

Balance - December 31, 2018	35,784,497	$35,785	$15,061,889	$(15,485,658)	$(387,984)

Net loss for the Nine Months ended September 30, 2019	—	—	—	(715,118)	(715,118)

Balance - September 30, 2019, (unaudited)	35,784,497	$35,785	$15,061,889	$(16,200,776)	$(1,103,102)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(715,118)	$(153,254)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	33,794	33,794
Amortization of operating lease asset	31,470	—
Stock issued for services to consultants	—	15,000
Stock issued for services to officers and directors	—	100,000
Changes in assets and liabilities:
Accounts receivable	1,279	123,207
Inventory	(192,821)	(233,901)
Prepaid expenses	(319,430)	(3,215)
Deposit from customers	460,513	658,381
Operating lease liability	(31,470)	—
Accounts payable and accrued expenses	(30,291)	258,430
Accrued expenses – related party	(242,500)	(52,162)

Net cash (used in) provided by operating activities	(1,004,574)	746,280

Cash Flows from Financing Activities:
Repayment of equipment note payable	(47,469)	(35,342)
Net cash used in financing activities	(47,469)	(35,342)

Net Increase (decrease) in cash and cash equivalents	(1,052,043)	710,938

Cash and cash equivalents, beginning of period	1,223,863	1,010,434

Cash and cash equivalents, end of period	$171,820	$1,721,372

Supplemental Disclosures
Cash paid during the period for interest	$13,623	$18,962
Cash paid during the period for taxes	$—	$—

Supplemental Disclosure of non-cash activities
Operating lease asset obtained in exchange for operating lease liability	$284,808	$—

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(unaudited)

NOTE A - ORGANIZATION AND OPERATIONS

Organization

Enviro Technologies, Inc., an Idaho corporation (the “Company”), is a manufacturer of environmental and industrial separation technology. The Company developed, and now manufactures the Voraxial® Separator under a Supply Agreement for Cameron Solutions, Inc., an affiliate of Schlumberger Technology Corporation. The Voraxial is a patented technology that was sold to Schlumberger Technology Corporation, a Texas corporation, Schlumberger Canada Limited, a Canadian entity, and Schlumberger B.V., an entity organized under the laws of the Netherlands (collectively, “Schlumberger”) on June 8, 2017. The Company received a grant back license to sell the separation technology in markets outside of the oil and gas markets, which include mining, sewage, manufacturing, waste-to-energy and food processing industry, among others.

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

At September 30, 2019, we had an accumulated deficit of $16,200,776 including a net loss of $715,118 for the nine months ended September 30, 2019. We may not be able to achieve profitability on a quarterly or annual basis. If we fail to sustain or increase our profitability on a quarterly or annual basis, or to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection. As a result of the above, there is substantial doubt about the ability of the Company to continue as a going concern and the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the company’s annual consolidated financial statements, notes and accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 1, 2019. In the opinion of management, all adjustments, which are necessary to provide a fair presentation of financial position as of September 30, 2019, and the related operating results and cash flows for the interim period presented, have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

Revenue Recognition

The Company derives most of its revenue from sales of manufactured products pursuant to the Supply Agreement and the Grant Back License. We account for revenue in accordance with ASC Topic 606, which we adopted on January 1, 2018, using the modified retrospective method. The adoption of ASC Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the three and nine months ended September 30, 2018. We did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2019

(unaudited)

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. As of September 30, 2019 and December 31, 2018, there was $1,496,220 and $1,035,706 respectively, of deposits from customers. The increase in deposits from customer is attributed to the purchase order we received from a utility customer for a wastewater treatment system that is comprised of multiple V-Inline Separators. As of September 30, 2019 we have received $1,496,220 from this customer. We delivered the equipment, which was received and confirmed by the customer pursuant to the purchase order, in November 2019. We anticipate receiving the balance of the purchase order in the fourth quarter of 2019.

ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts. The company maintains allowances for doubtful accounts for estimated losses. The company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is a doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, and its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collections. At September 30, 2019 and December 31, 2018, the Company has $60,254 and $60,254 in the allowance for doubtful accounts, respectively.

Fair Value of Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at September 30, 2019 and December 31, 2018, approximate their fair value because of their relatively short-term nature.

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of September 30, 2019 and December 31, 2018.

Level 2— inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of September 30, 2019 and December 31, 2018.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(unaudited)

Level 3— inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of September 30, 2019 and December 31, 2018.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate (“FDIC”) limits. As of September 30, 2019 and December 31, 2018 the Company has a cash concentration of $0 and $957,717, respectively, in excess of FDIC limits.

Inventory

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or net realizable value. Net realizable value is defined as sales price less cost of completion, disposable and transportation and a normal profit margin. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Raw materials	$90,960	$90,656
Work in process	302,373	80,609
Finished goods	175,807	205,053
Total	$569,140	$376,318

Inventory amounts are presented net of impairment of $42,752 and $42,752 as of September 30, 2019 and December 31, 2018, respectively.

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

LEASES

In connection with our lease agreement for our facility located in Fort Lauderdale, FL, the Company elected to adopt the provision of ASU 2016-02, “Leases” as of January 1, 2019. The Company recorded an operating lease asset and operating lease liability as of September 30, 2019 (refer to Note H).

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2019

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

As of September 30, 2019 and 2018, there were 13,465,000 and 13,465,000 shares issuable upon the exercise of options, respectively, common stock equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. Due to the Company had net loss for the three month period ended September 30, 2019 and nine month period ended September 30, 2019 and 2018, the effect of shares issuable upon the exercise of options are anti-dilutive, respectively. A separate computation of diluted loss per share is not presented. The Company had net income for the three months ended September 30, 2018. A separate computation of diluted earnings per share is presented using the treasury stock method.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses.

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

RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s net income (loss) or cashflows.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

September 30, 2019

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

NOTE D - RELATED PARTY TRANSACTIONS

On January 4, 2018, the Company’s board of directors reduced the annual compensation of the Company’s chief executive officer from $305,000 to $210,000, effective as of January 1, 2018. For the three and nine months ended September 30, 2019, the Company incurred salary expenses from the Chief Executive Officer of the Company of $52,500 and $157,500, respectively. During the nine months ended September 30, 2019, a total of $400,000 of salary and accrued salary have been paid. The total unpaid balance as of September 30, 2019 is $571,261 and is included in accrued expenses – related party. In November 2018, the Board of Directors also approved the health insurance benefit for our CEO. For the three and nine months ended September 30, 2018, the Company incurred salary expenses from the Chief Executive Officer of the Company of $52,500 and $157,500, respectively. Of these amounts, $157,500 had been paid for the nine months ended September 30, 2018. The total unpaid balance as of September 30, 2018 is $1,181,261 and is included in accrued expenses – related party.

Effective July 1, 2017, Raynard Veldman, a member of the Company’s board of directors receives a fee of $2,500 per month for consulting services. During the three and nine months ended September 30, 2019 and 2018, Mr. Veldman received consulting fees of $7,500 and $22,500, respectively.

During the three and nine months ended September 30, 2019 and 2018, Raynard Veldman, a member of the Company’s board of directors, received compensation for being a member of the Company’s board of directors of $3,000 and $9,000, respectively. Mr. John DiBella does not receive compensation for being a member of the Company’s board of directors.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2019

(unaudited)

NOTE E – FIXED ASSETS

Fixed assets as of September 30, 2019 and December 31, 2018 consist of:

	September 30, 2019	December 31, 2018
Machinery and equipment	$933,245	$933,245
Furniture and fixtures	14,498	14,498
Autos and Trucks	5,294	5,294
Total	953,037	953,037
Less: accumulated depreciation	(592,395)	(558,601)
Fixed Assets, net	$360,642	$394,436

Depreciation expense was $11,265 and $11,445 for the three months ended September 30, 2019 and 2018, respectively.

Depreciation expense was $33,794 and $33,794 for the Nine Months ended September 30, 2019 and 2018, respectively.

In July 2017, the Company entered into a financing agreement for the purchase of CNC machining equipment valued at approximately $426,000. The machining equipment was received in July 2017 and will be used for the manufacture of Voraxial Separators in preparation of potential future orders under the Supply Agreement and sales pursuant to the Grant Back Licenses. As of September 30, 2019 and December 31, 2018, the amount owed is $242,535 and $290,004, respectively.

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

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2019

(unaudited)

Information with respect to options outstanding and exercisable at September 30, 2019 is as follows:

	Number Outstanding	Exercise Price	Number Exercisable
Balance, December 31, 2018	13,465,000	$0.01	13,465,000
Issued	-	-	-
Expired	-	-	-
Forfeited	-	-	-
Balance, September 30, 2019	13,465,000	$0.01	13,465,000

Exercise Price	Number Outstanding at September 30, 2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2019	Weighted Average Exercise Price
0.01	13,465,000	4.13	0.01	13,465,000	0.01
Total	13,465,000			13,465,000

The aggregate intrinsic value represents the excess amount over the exercise price optionees would have received if all the options have been exercised on the last business day of the period indicated based on the Company’s closing stock price of for such day. The aggregate intrinsic value as of September 30, 2019 is $203,322.

NOTE G – COMMITMENTS AND CONTINGENCIES

CUSTOMER DEPOSIT

The Company received a substantial deposit from a customer in the utility industry for a wastewater system comprised of multiple V-Inline Separators. The customer has paid multiple deposits totaling $1,496,220 as of September 30, 2019. The balance is included in our balance sheet as “Deposits from customers”. The equipment was delivered and was received by the customer in November 2019.

EQUIPMENT FINANCING

In July 2017, the Company entered into a financing agreement for the purchase of CNC machining equipment valued at approximately $426,000. The machining equipment was received in July 2017 and will be used for the manufacture of Voraxial Separators in preparation of potential future orders under the Supply Agreement and sales of the V-Inline Separators pursuant to the Grant Back Licenses. Under the terms of the agreement the Company made an initial down payment of $85,661 and financed the remaining balance of $340,644. The Company is required to make monthly payments of $6,788 through January 2023. As of September 30, 2019 and December 31, 2018, the amount owed is $242,535 and $290,004, respectively.

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

September 30, 2019

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

As part of the agreement, at closing FPA entered into the Supply Agreement with Cameron Solutions, Inc.. Under the terms of the three-year Supply Agreement, FPA is the exclusive supplier to Cameron Solutions of certain Voraxial series products for use in the oil and gas industry. Sales will be made from time to time in accordance with the terms of purchase orders. The Supply Agreement is cancellable by Cameron Solutions upon 15 days’ notice if FPA fails to meet delivery or performance schedules or breaches any of the terms of the agreement, including the warranties. Cameron Solutions may also cancel the Supply Agreement without notice in the event FPA becomes insolvent or commits any act of bankruptcy. The Supply Agreement contains customary indemnification and confidentiality provisions.

In addition, Schlumberger granted us a non-exclusive, worldwide, royalty-free licenses (the “Grant Back Licenses”), to make, use, sell, offer for sale, and import products and processes embodying the Purchase Intellectual Property outside the oil and gas market. In addition to the proceeds from the sale of our intellectual property, our management believes that the Grant Back License may provide for the potential increase of revenues through the sale of the intellectual technology, possibly leveraging future sales by Schlumberger in the oil and gas market to penetrate the sale and use of licensed products to other industries, including, but not limited to mining, sewage and wastewater. Although we believe there is a market for the Voraxial Separator and that the Supply Agreement will provide us with the opportunity to increase revenues in the future in the oil and gas industry, to date our revenues from the Supply Agreement hasn’t materialized and there is no assurance that this will occur.

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

SEPTEMBER 30, 2019

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

Supplemental balance sheet information related to leases was as follows:

Operating Leases	Classification	September 30, 2019
Right-of-use assets	Operating lease assets	$253,338

Current lease liability	Current operating lease liability	42,256
Non-current lease liability	Long-term operating lease liability	211,082
Total lease liabilities		$253,338

Lease term and discount rate were as follows:
September 30, 2019
Weighted average remaining lease term (years)	5.01
Weighted average discount rate	6.75%

The components of lease cost were as follows:

	Three months ended	Nine Months ended
	September 30,	September 30,
	2019	2019
Operating lease cost	$14,516	$43,549
Variable lease cost (1)	4,534	13,596
Total lease cost	$19,050	$57,145

(1) Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2019

(unaudited)

Supplemental disclosures of cash flow information related to leases were as follows:

Nine Months ended
September 30, 2019
Cash paid for operating lease liabilities	$31,470
Operating lease assets obtained in exchange for operating lease liabilities	284,808

Maturities of lease liabilities were as follows as of September 30, 2019:

Operating Leases
Remainder of 2019	$14,516
2020	58,065
2021	58,353
2022	59,795
2023	59,795
Thereafter	49,829
Total lease payments	300,353

Less: imputed interest	(47,015)
Present value of lease liabilities	$253,338

As of September 30, 2019, operating lease payments of $253,338 include the options to extend lease terms that are reasonably certain of being exercised.

NOTE I – MAJOR CUSTOMERS

Revenues to two customers during the three months ended September 30, 2019 were 59% and 41% respectively. Revenues to one customer during the nine months ended September 30, 2019 was 96%.

During the three months ended September 30, 2018, we recorded 84% and 16% of our revenue from two customers.

During the nine months ended September 30, 2018, we recorded 85% and 15% of our revenue from two customers.

As of September 30, 2019, two of the Company’s customers represents 57% and 43% of the total accounts receivable.

As of December 31, 2018, two of the Company’s customers represents 98% of the total accounts receivable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements”. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on April 1, 2019, and our subsequent filings with the SEC. All information in this section for the three and Nine Months ended September 30, 2019 and 2018 is unaudited and derived from the unaudited condensed consolidated financial statements appearing elsewhere in this report; unless otherwise noted, all information for the year ended December 31, 2018 is derived from our audited consolidated financial statements appearing in the Annual Report on Form 10-K for the year ended December 31, 2018.

Application of Critical Accounting Policies

The Company’s condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of these significant accounting policies can be found in Note C to the Company’s financial statements in the Company’s 2018 Annual Report on Form 10-K. The Company has adopted Topic 842 to account for leases during the period ended September 30, 2019. Refer to Note C.

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

Results of Operations for the Three Months ended September 30, 2019 and 2018:

Revenue

Our revenues decreased to $3,587 for the three months ended September 30, 2019 as compared to $1,180,634 for the three months ended September 30, 2018. Our revenues decreased substantially from last year. The majority of our revenues in the third quarter of 2018 was due to a purchase order we received for multiple Voraxial Separators under the Supply Agreement with Cameron Solutions for which there were no comparable transactions during the comparable 2019 period. Although we believe there is a market for the Voraxial Separator and expect that the Supply Agreement will provide us with the opportunity to increase revenues in the future in the oil and gas industry, to date this has not materialized and there is no assurance that this will occur. We continue to allocate resources toward developing this relationship. We also believe the Grant Back Licenses can potentially generate additional revenues in other industries that require the separation technology, such as mining, industrial and sewage.

Cost of Goods

Our cost of goods decreased to $1,111 for the three months ended September 30, 2019 as compared to $499,546 for the three months ended September 30, 2018. This decrease is mainly due to the decrease in sales we experienced during the three months ended September 30, 2019. Our cost of goods continues to be reviewed by management in effort to obtain the best available pricing while maintaining high quality standards.

Costs and Expenses

Total costs and expenses increased by $42,009 or 21% to $246,187 for the three months ended September 30, 2019 as compared to $204,178 for the three months ended September 30, 2018. This was due to a $64,032 increase in payroll expenses as we had higher utilization and absorption of labor cost toward cost of goods for the units we sold in the third quarter of 2018 as compared to 2019. The increase was partially offset by a decrease in professional fees of $22,075 which was due to the decreased legal and consulting fees in the three months ended September 30, 2019. Our selling, general and administrative costs and expenses remained fairly consistent from the previous year. We expect our costs and expenses to remain fairly consistent during the balance of 2019.

Results of Operations for the Nine Months ended September 30, 2019 and 2018:

Revenue

Our revenues decreased to $155,783 for the nine months ended September 30, 2019 as compared to $1,306,624 for the nine months ended September 30, 2018. Our revenues decreased substantially from last year. The majority of our revenues for the nine months ended September 30, 2018 was due to a purchase order we received for multiple Voraxial Separators under the Supply Agreement with Cameron Solutions for which there were no comparable transactions during the comparable 2019 period. Although we believe there is a market for the Voraxial Separator and that the Supply Agreement will provide us with the opportunity to increase revenues in the future in the oil and gas industry, to date our revenues from the Supply Agreement has not materialized and there is no assurance that this will occur. We continue to allocate resources toward developing this relationship. We also believe the Grant Back Licenses can potentially generate additional revenues in other industries that require the separation technology, such as mining, industrial and sewage.

Cost of Goods

Our cost of goods decreased $460,065 or 81% to $109,769 for the nine months ended September 30, 2019 as compared to $569,834 for the nine months ended September 30, 2018. This decrease is due to the decrease in sales and different Voraxial models and parts sold during the nine months ended September 30, 2018. Our cost of goods continues to be reviewed by management to guarantee the best available pricing while maintaining high quality standards.

Costs and Expenses

Total costs and expenses decreased by $123,573 or approximately 14% to $747,509 for the nine months ended September 30, 2019 from $871,082 for the nine months ended September 30, 2018. Our professional fees decreased by $71,796, primarily due to a $65,000 non-cash expenses in 2018 associated with the restricted stock issuance to consultant for services pursuant to the terms of a business advisory consulting agreement. Our payroll expenses decreased by $47,658, primarily due to a $50,000 non-cash expense in 2018 associated with the restricted stock issuance to Messrs. DiBella in the nine months ended September 30, 2018. Our selling, general and administrative costs and expenses remained fairly consistent from the previous year. We expect our costs and expenses to remain fairly consistent during the balance of 2019.

Liquidity and Capital Resources:

Cash at September 30, 2019 was $171,820 as compared to $1,223,863 at December 31, 2018. The significant decrease in cash was due to the use of cash for the operations which was not sufficiently offset by our revenues. We expect that our cash position will increase in the last quarter 2019 following the delivery of equipment under a purchase order in November 2019. We anticipate receiving the balance of the purchase order in the fourth quarter of 2019. Working capital deficit at September 30, 2019 was $1,340,745 as compared to a working capital deficit at December 31, 2018 of $566,391. At September 30, 2019, we had an accumulated deficit of $16,200,776. Our current assets decreased by 30% at September 30, 2019 as compared to December 31, 2018, which reflects a decrease in our cash and cash equivalents that was offset by an increase in our inventory and prepaid expenses. Our current liabilities increased 10% at September 30, 2019 as compared to December 31, 2018, which is primarily attributable to an increase in deposits from customers as a result of the purchase order we received from a utility company in 2018. This was offset by a decrease in accrued expenses – related party as a result of payment made to our Chief Executive Officer for his deferred compensation.

Summary of cash flows

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)
Cash flow data:
Cash used in operating activities	$(1,004,574)	$746,280
Cash used in investing activities	$—	$—
Cash used in financing activities	$(47,469)	$(35,342)

Net cash used in operating activities in the nine months ended September 30, 2019 was primarily attributable to a decrease in accrued expenses – related party and increases in inventory and prepaid expenses offset in part by an increase in deposit from customer. Increases in our prepaid expenses and inventory are a result of the units we are manufacturing in fulfillment of orders we received. Increase in deposit from customer is primarily attributable to deposit received on a purchase order we received from a utility company. This was partially offset by a decrease in our accrued expenses-related party.

Net cash provided by operating activities in the nine months ended September 30, 2018 was primarily attributable to increase in deposit from customer and accounts payable and accrued expenses, offset in part by an increase in inventory and accounts payable and accrued expenses.

Net cash used in financing activities during the nine months ended September 30, 2019 and 2018 was primarily attributable to the repayment of the equipment note payable.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer who also serves as our Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2019. Based upon continuing material weakness in the Company’s internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2018, our management concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

None

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

DATED: November 14, 2019

