Form 10-K
period 2019-12-31
ENVIRO TECHNOLOGIES, INC.
filed 2020-04-13
CIK 1043894

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2019

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

COMMISSION FILE NUMBER: 000-30454

ENVIRO TECHNOLOGIES, INC. (Exact name of registrant as specified in its charter)

Idaho (State or other jurisdiction of incorporation or organization)	83-0266517 (I.R.S. Employer Identification No.)

821 NW 57th Place, Fort Lauderdale, Florida 33309 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (954) 958-6668

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable

Securities registered under Section 12(g) of the Act:

Common stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $799,467 on June 29, 2019.

There were 35,784,497 shares of common stock issued and outstanding on April 3, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

●	our ability to continue as a going concern;
●	the impact of the Covid-19 pandemic on the Company;
●	our ability to continue to generate revenues and report profitable operations;
●	the possible non-renewal of the Supply Agreement;
●	our ability to pay our operating expenses and lack of access to additional capital;
●	our dependence on a limited number of customers;
●	market competition;
●	our dependence on key personnel;
●	failure to comply with government regulations;
●	potential product liability claims;
●	material weaknesses in our disclosure controls and internal control over financial reporting;
●	significant dilution if outstanding stock options are exercised; and
●	lack of an active trading market for our common stock and the impact of penny stock rules on a trading market.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Part I. Item 1A. Risk Factors appearing elsewhere in this report. Other sections of this report include additional factors, which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “EVTN,” the “Company,” “we,” “our,” “us,” and similar terms refers to Enviro Technologies, Inc., an Idaho corporation, and our subsidiary, Florida Precision Aerospace, Inc., a Florida corporation which we refer to as “FPA.” In addition, “2018” refers to the year ended December 31, 2018 and “2019” refers to the year ended December 31, 2019. We maintain a corporate website at www.evtn.com. Unless specifically set forth to the contrary, the information which appears on our website at www.evtn.com is not part of this report.

PART I.

Item 1.	Business.

General

The Company developed and currently manufactures the patented Voraxial® Separator (“Voraxial® Separator” or “Voraxial®”) pursuant to the agreements discussed below. The Voraxial® Separator is a proprietary technology now owned by Schlumberger (as defined below) that efficiently separates large volumes of liquid/liquid, liquid/solids or liquid/liquid/solids fluid mixtures with distinct specific gravities. Pursuant to the agreements we signed with Schlumberger in June 2017, we continue to manufacture the technology for Schlumberger for the oil and gas industry, and have a non-exclusive license to pursue other industries independent of Schlumberger which include mining, sewage, wastewater as well as other markets.

The Schlumberger Related Agreements

On March 13, 2017, we entered into a Technology Purchase Agreement with Schlumberger Technology Corporation, a Texas corporation, Schlumberger Canada Limited, a Canadian entity, and Schlumberger B.V., an entity organized under the laws of the Netherlands (collectively, “Schlumberger”) which was approved by the Company’s shareholders on May 31, 2017 and completed on June 8, 2017. Under the agreement we sold our intellectual property (the “Purchased Intellectual Property”), substantially consisting of the Voraxial patents, marks, software and copyrights, to Schlumberger in consideration of $4,000,000. For a period of three years following the closing of the Technology Purchase Agreement, the Company and our officers and directors, have agreed to not participate or cause participation in the oil-and-gas market in relation to phase or constituent sensing or separation which is defined as, liquid-liquid, liquid-solid or liquid-gas separation and gas or liquid sensing, including all product lines and services related thereto and including the Voraxial product line and services, except to the extent necessary to: (i) repair or service, but not remanufacture, any goods the Company sold to third persons prior to closing; (ii) fulfill, on or after closing, any customer obligation; or (iii) comply with any term or condition of the agreement.

As part of the agreement, Schlumberger granted us a non-exclusive, non-transferable, worldwide, royalty-free licenses (the “Grant Back Licenses”), to make, use, sell, offer for sale, and import products and processes embodying the Purchase Intellectual Property outside the oil and gas market. Under the terms of the agreement, we can no longer use the tradename Voraxial. We branded the technology licensed to us the “V-Inline”. Our management believes that the Grant Back Licenses can potentially provide additional revenues through the sale of V-inline Separators outside the oil and gas industry, including, but not limited to mining, sewage and industrial wastewater. In the fourth quarter of 2019 we shipped a wastewater system comprised of multiple V-Inline Separators to a utility company to separate solids and oil from their wastewater stream. The V-Inline Separators will be used to process and separate oil and solids from a flow of about 120 gallons per minute. The System includes different technologies with the heart of the system being comprised of two V 2000 Separators working in parallel with a third V-Inline being utilized to further dewater the reject lines from the System.

In addition, pursuant to the Technology Purchase Agreement FPA entered into a Framework Agreement on June 8, 2017 (the “Supply Agreement”) with Cameron Solutions, Inc. (“Cameron Solutions”), a Houston, Texas-based company and affiliate of Schlumberger engaged in the development, manufacture and sale of equipment used in the oil and gas industry. Under the terms of the three-year Supply Agreement, which expires in June 2020, FPA is the exclusive supplier to Cameron Solutions of certain Voraxial series products for use in the oil and gas industry. Sales will be made from time to time in accordance with the terms of purchase orders. The Supply Agreement is cancellable by Cameron Solutions upon 15 days’ notice if we fail to meet delivery or performance schedules or breaches any of the terms of the agreement, including the warranties. Cameron Solutions may also cancel the Supply Agreement without notice in the event we become insolvent or commit any act of bankruptcy. The Supply Agreement contains customary indemnification and confidentiality provisions. There are no assurances that we will generate material revenues under the Grant Back Licenses or Supply Agreement. There are no minimum purchase requirements for Cameron Solutions under the Supply Agreement. There are no assurances that the Supply Agreement will be renewed or renegotiated.

The V-Inline Separator

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

The V-Inline Separator is a self-contained, non-clogging device that can be powered by an electric motor, diesel engine or by hydraulic power generation. Further, its scalability allows it to be utilized in a variety of industries and to process various amounts of liquid. The following are the various sizes and the corresponding capacity range:

Model	Diameter	Capacity Range
Number	Size	Gallons Per Minute
V1000	1 inch	3-5
V2000	2 inches	20-70
V4000	4 inches	100-500
V8000	8 inches	1,000-3,500

The Market

We believe that the need for effective and cost efficient wastewater treatment and separation technology is global in scale. Moreover, virtually every industry requires some type of separation process either during the manufacturing process, prior to treatment or discharge of wastewater into the environment, for general clean up, or emergency response capability. Separation processes, however, are largely unknown to the average consumer. These processes are deeply integrated in almost all industrial processes from oil to wastewater to manufacturing. Management believes that the separation technology has applications in most, if not all major separation industries. The unique characteristics of the technology allow it to be utilized either as a stand-alone unit or within an existing system to provide a more efficient and cost effective way to handle the separation needs of the customer. We believe the separation technology can result in a cost savings and other benefits to the customer. These benefits result in and include:

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

We maintain a limited inventory of finished parts until we receive a customer order. Most of our inventory is comprised of raw materials and finished Separator components that can be used for future sales.

Marketing

Prior to the closing of the Technology Purchase Agreement in June 2017, management developed relationships with oil service companies and representatives to promote the technology to oil industry customers. Since the June 2017, we have focused our resources to develop a strong rapport with Schlumberger, which includes scaling up our manufacturing capabilities. In addition, we started to pursue projects in industries outside of the oil and gas market, which resulted in a multi-million dollar contract from a utility customer in 2018. We started to market the V-Inline to companies outside of the oil and gas industry. This process is slower than anticipated as the sales from Schlumberger have not met initial management expectations thus far. We anticipated using the revenues from Schlumberger to invest in new applications and industries for the V-Inline. As these sales did not materialize as timely as we had planned, the marketing activity in other industries has been slow and inefficient to develop significant sales opportunities. The Company has begun marketing its manufacturing capabilities to local companies. Due to the economic conditions presented by the Covid-19, the Company does not currently have plans to present at tradeshows in 2020.

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

Employees

As of the date of this report we have six employees. All of our employees work full-time. None of our employees are members of a union. We believe that our relationship with our employees is favorable.

Our History

The Company was incorporated in Idaho on October 19, 1964 under the name Idaho Silver, Inc. In June 1996 we changed our corporate name to Enviro Voraxial Technology, Inc. and in June 2017 we changed our corporate name to Enviro Technologies, Inc.

Additional information

We file annual and quarterly reports on Forms 10-K and 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission (“SEC” or the “Commission”). The Commission also maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.

Other information about EVTN can be found on our website www.evtn.com. Reference in this document to that website address does not constitute incorporation by reference of the information contained on the website.

Item 1A.	Risk Factors.

RISKS RELATED TO OUR COMPANY

Our independent auditors have raised substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. At December 31, 2019 we have a working capital deficit of $38,544 and an accumulated deficit of $14,891,621, including a net income of $594,037. We used $485,187 in net cash in our operations during the year ended December 31, 2019. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We expect the impact of the Covid-19 pandemic on our company which materially impact our results of operations in 2020.

Although, we experience sales growth in 2019 by more than 100% compared to 2018 and more than ten times from 2017, the decline in oil prices and overall economic activity as a result of the Covid-19 pandemic has, and is expected to continue to, materially adversely impact our operations beginning with the first quarter of 2020. Specifically, we believe the decrease in the price of oil from approximately $60 per barrel in the beginning of January 2020 to approximately $23 per barrel by March 26, 2020 will have a negative effect on the potential for sales of Voraxial under the Supply Agreement. During the first quarter of 2020 we have already experienced a slowdown from customer’s inquiries from other industries and we expect that trend to continue until such time as the full impact of the virus is known, travel restrictions are lifted and corporate capital expenditures are normalized. Our ability to manufacture products without interruption is also unknown, even assuming there is a demand for products in the future of which there are no assurances. While our senior management is able to work remotely, as a manufacturing company with a limited employee base our ability to manufacture and assemble our products may be adversely impacted by local and state quarantine requirements and possible loss of employee availability and productivity. We also expect delays in our supply chain, including delivery of raw materials and component products as companies throughout the country are effected by local quarantines and disruptions. In an effort to address the adverse impact the Covid-19 pandemic is having on our company, we are reducing work hours as needed and business travel has been eliminated. Our operations are also located in the state of Florida which implemented a stay at home order in early April. We are unable to predict the overall impact on our company at this time. Our loss of revenues will materially impact our liquidity, and we do not expect to be able to access the capital markets for additional working capital in the near future. Our senior management will continue to monitor our situation on a daily basis, however, we expect that these factors and others we have yet to experience will materially adversely impact our company, its business and operations for the foreseeable future.

Our ability to generate revenues and continue to report profitable operations in the future is not assured.

Since entering into the Technology Purchase Agreement, Supply Agreement and Grant Back License in June 2017, we have generated limited revenues under the terms of any of these agreements. There are no assurances that the Technology Purchase Agreement, the Supply Agreement and/or the Grant Back License will ever generate any material revenues. Since entering into those agreements in June 2017 we have limited operating results with which to evaluate our business and our prospects under these agreements. Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control, including the impact of Covid-19, competitive efforts and general economic trends. There are no assurances we will be able to continue to generate revenues or report profitable operations in the future.

The Supply Agreement expires in June 2020 and there are no assurances it will be renewed.

Under the terms of the June 2017 Supply Agreement with Cameron Solutions, FPA is the exclusive supplier to Cameron Solutions of certain Voraxial series products for use in the oil and gas industry. This agreement expires in June 2020 and there is no certainty that Cameron Industries will seek to renew the agreement. If the Supply Agreement is not renewed, we will potentially lose additional sales from Schlumberger. Without a Supply Agreement, we would have to redevelop our relationships with customers in the oil and gas industry to generate revenues from this industry. However, with or without a new Supply Agreement, the oil industry will potentially be challenging as the price of oil has decreased by approximately 66% from approximately $60 per barrel in January 2020 to approximately $20 per barrel by March 31, 2020. Further, with the current economic landscape defined by the COVID-19 virus, sales in 2020 may suffer as previously discussed in the overview.

If our revenues decline, we do not have sufficient funds to pay our operating expenses.

While we reported net income of $594,037 in 2019, we reported a net loss of $498,864 in 2018. At December 31, 2019 we had $674,844 of cash and a working capital deficit of $38,544. We used $485,187 in net cash in our operations in 2019. We do not have any external sources of liquidity. We expect that our revenues will decline in 2020 from 2019 as a result of the impact of the Covid-19 pandemic. In an effort to conserve our cash resources to sustain our operations until such time as the economy begins returning to pre-Covid-19 pandemic activity levels, we have reduced employee hours and have begun marketing our machining capabilities to local manufactures. Our management has also begun exploring possible opportunities for the Company involving mergers, acquisitions or other business combination transactions in an effort to diversify our business. There are no assurances, however, that these efforts will be sufficient to permit us to pay our operating expenses. In that event, our ability to continue as a going concern is in jeopardy.

We have been limited by insufficient capital, and we may continue to be so limited.

In the past, we have lacked the required capital to market the V-Inline Separator. Our inability to raise the funding or to otherwise finance our capital needs could adversely affect our financial condition and our results of operations, and could prevent us from implementing our business plan. We may seek to raise capital through public and private equity offerings, debt financing or collaboration, and strategic alliances. Such financing may not be available when we need it or may not be available on terms that are favorable to us. If we raise additional capital through the sale of our equity securities, your ownership interest will be diluted and the terms of the financing may adversely affect your holdings or rights as a stockholder. If we fail to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection.

We currently rely on a limited number of customers for our revenues.

Revenues from one customer accounted for approximately 93% of total revenues during 2019 and revenues from two customers accounted for approximately 98% of total revenues during 2018. We do not have any contracts with minimum guaranteed orders with these customers. If these customers fail to order additional products or we are unable to attract new customers, it could have an adverse effect on our financial condition and results of operations.

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

We are dependent on key personnel.

We are dependent upon the availability and the continued performance of the services of John A. DiBella, our Chief Executive Officer. We are not a party to any employment agreement with him. The loss of the services of Mr. DiBella could have a material adverse effect on us. In addition, the availability of skilled personnel is extremely important to our growth strategy and our failure to attract and retain such personnel could have a material, adverse effect on us.

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

RISKS RELATED TO OUR COMMON STOCK

We have material weaknesses in our disclosure controls and our internal control over financial reporting. If we fail to remediate any material weaknesses or if we fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Historically we have reported material weaknesses in our disclosure controls and internal control over financial reporting. As required by the rules and regulations of the SEC, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. Based on this assessment, and as described later is this report, our management concluded that as of December 31, 2019, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP as a result of material weaknesses. Our failure to remediate the material weaknesses or the identification of additional material weaknesses in the future could adversely affect our ability to report financial information, including our filing of quarterly or annual reports with the SEC on a timely and accurate basis. Moreover, our failure to remediate the material weaknesses identified above or the identification of additional material weaknesses could prohibit us from producing timely and accurate financial statements, which may adversely affect the market price of shares of our common stock.

If our outstanding stock option are exercised by the holders, our stockholders ownership interest in the Company will be diluted.

At March 30, 2020 we had outstanding stock options to purchase an aggregate of 13,465,000 shares of our common stock with an exercise price of $0.01 per share which are held by our affiliates. If these options were to be exercised by the holders, our issued and outstanding common stock would increase by approximately 27%, resulting in significant dilution to our existing stockholders.

We do not know whether an active, liquid and orderly trading market will develop for our common stock and as a result it may be difficult for you to sell your shares of our common stock.

Our common stock is quoted on the Pink tier of the OTC Markets and is thinly traded. An active trading market in our common stock may never develop or, if developed, sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into business combinations with other companies by using our shares of common stock as consideration. The market price of our common stock may be volatile, and you could lose all or part of your investment.

Because our stock currently trades below $5.00 per share, and is quoted on the Pink tier of the OTC Markets, our stock is considered a "penny stock" which can adversely affect its liquidity.

As the trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of our common stock in the secondary market because few brokers or dealers are likely to undertake these compliance activities. Purchasers of our common stock may find it difficult to resell the shares in the secondary market.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

In December 2018, the Company entered into a three year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. The lease is approximately $4,839 per month. The lease has a one-time renewal option for three years and an increased base rent of 3%. The Company has the option to terminate the lease with three months’ notice.

Item 3.	Legal Proceedings.

On or about October 23, 2017, a claim was filed in the 17th Judicial Circuit Court in and for Broward County in Fort Lauderdale, Florida, by the plaintiff, Industrial and Oilfield Procurement Services, LLC, against our company.  The case involves an alleged breach of contract between the parties relating to the purchase and sale of a Voraxial unit in 2015. The plaintiff has demanded a refund and damages. We are contesting the case vigorously.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II.

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Pink tier of OTC Markets under the symbol “EVTN”.

The last sale price of our common stock as reported on the Pink tier of the OTC Markets on April 2, 2020, was $0.045 per share. As of March 31, 2020, there were approximately 800 record owners of our common stock.

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

Overview

We continued our revenue growth in 2019 as our revenues increased from 2018. We continued to support Schlumberger under the Supply Agreement we signed in June 2017 as part of the Technology Purchase Agreement as we shipped the Voraxial Separator to Schlumberger. We are committed to the manufacturing and assembling of the Voraxial Separator for Schlumberger under the Supply Agreement. Under the Technology Purchase Agreement, we were also granted a Grant Back License to market the technology into other markets outside of the oil and gas market which we plan to pursue. We have branded our licensed products as V-Inline. We shipped a wastewater system to a utility company that consisted of multiple V-Inline Separators to separate solids and oil from their wastewater stream. The V-Inline Separators will be used to process and separate oil and solids from a flow of about 120 gallons per minute. The system includes different technologies with the heart of the system being comprised of two V-2000 Separators working in parallel with a third V-Inline being utilized to further dewater the reject lines from the System. We shipped the wastewater system in the fourth quarter of 2019. To date we have earned limited revenues under the Grant Back Licenses and Supply Agreement.

Results of Operations

Revenue

Revenues for 2019 increased by approximately 116% from 2018. The increase in revenues are a result of a Voraxial Separator shipped to Schlumberger under the Technology Purchase Agreement signed in June 2017 and a wastewater system that includes multiple V-Inline Separators that was shipped to a utility company in fourth quarter 2019. Our revenues are dependent upon sales to Schlumberger and our ability to develop a consistent sales channel for the V-Line Separators. As discussed earlier in this report, we expect that our revenues in 2020 from these sources will be adversely impacted by the Covid-19 pandemic. Even once the effects of the pandemic on our business subsides, it may take longer than expected for business in our target markets to resume normal operations. Accordingly, at this time we are unable to predict the ultimate impact to our revenues in 2020.

Cost of goods

Cost of goods sold increased approximately 67% in 2019 from 2018, and reflects the increase in the number of units sold and increase in labor and facility utilization during the year. Our cost of goods sold as a percentage of revenues, however, decreased to approximately 42% in 2019 from approximately 54% in 2018 as a result of the higher margin we achieve selling the V-Inline separators as compared to the Voraxial. Our cost of goods continues to be reviewed by management in effort to obtain the best available pricing while maintaining high quality standards.

Costs and expenses

Total costs and expenses decreased by approximately 4% for 2019 as compared to 2018. The decrease was due to decrease in professional fees, offset by increases in general and administrative expenses and payroll expenses.

Selling, general and administrative expenses

Selling, general and Administrative expenses in 2019 increased by 2% for 2019 as compared to 2018. Our SG&A remained fairly consistent year over year. We experienced increases in our insurance expense of $9,800 as we extended healthcare benefits to our staff. This was offset by decreases in repair and maintenance of $17,860 as much of the needed repair and maintenance was completed in 2018 and a decrease of $9,400 in travel expense.

Payroll Expenses

Payroll expense in 2019 increased by approximately 5% as compared to 2018. The increase in payroll expense was due to a lower utilization and absorption of labor cost into cost of goods sold as compared to 2018.

Professional Fees

Professional fees decreased by approximately 22% for 2019 from 2018. The decrease was primarily due to a decrease in advisory and consulting services.

Interest Expense

Interest expense, which represents interest we pay on an equipment lease, decreased approximately 27% in 2019 from 2018 as a result of a decrease in the principal owed.

Liquidity and capital resources

At December 31, 2019, cash was $674,844 as compared to $1,223,863 at December 31, 2018. Working capital deficit at December 31, 2019 was $38,544 as compared to a working capital deficit at December 31, 2018 of $566,391. At December 31, 2019, we had an accumulated deficit of $14,891,621. Our current assets decreased by 39% at December 31, 2019 as compared to December 31, 2018, which reflects decreases in our cash and cash equivalents and inventory and prepaid expenses as a result of the units we manufactured in fulfillment of the order we shipped to the utility company. Our current liabilities decreased 52% at

December 31, 2019 as compared to December 31, 2018, which is primarily attributable to a significant decrease in deposits from customers as a result of the wastewater system we shipped to the utility company and accrued expense-related party due to payment made to our chief executive office for his accrued salary.

We do not have any external sources of liquidity, and have been dependent upon the funds we received under the Technology Purchase Agreement and customer’s revenues to provide working capital for our company. We do not have any commitment for capital expenditures.

Summary of cash flows

The following table summarizes our cash flows:
	Year Ended December 31,
	2019	2018

Cash flow data:
Cash (used in) provided by operating activities	$(485,187)	$264,069
Cash used in investing activities	$—	$—
Cash used in financing activities	$(63,832)	$(50,640)

Net cash used in operating activities in 2019 was primarily attributable to an increase in accounts receivable, and decreases in accrued expenses – related party and deposit from customer, offset in part by decreases in inventory and prepaid expenses. Decreases in inventory and prepaid expenses are a result of the units we manufactured and shipped in fulfillment of orders we received. Decreases in deposit from customer is primarily attributable to deposit recognized as revenues as a result of the shipment of the wastewater system to the utility company. Increase in accrued expenses related party is due to payments made to our chief executive office for his accrued salary.

Net cash provided by operating activities in 2018 was primarily attributable to a decrease in accounts receivable and increases in deposit from customer and accounts payable and accrued expenses, offset in part by increases in inventory and prepaid expenses. Increases in our inventory, prepaid expenses, accounts payable and accrued expenses are a result of the units we are manufacturing in fulfillment of orders we received. Increase in deposit from customer is primarily attributable to deposit received on a purchase order we received from a utility company.

Net cash used in financing activities during each of 2019 and 2018 was primarily attributable to the repayment of the equipment note payable.

Looking forward

As a result of the uncertainties facing our company as discussed elsewhere in this report, including the impact of the Covid-19 pandemic, we are unable to predict the overall impact in 2020 and beyond on our company at this time. Our loss of revenues will materially impact our liquidity, and we do not expect to be able to access the capital markets for additional working capital in the near future. Our senior management will continue to monitor our situation on a daily basis, however, we expect that these factors and others we have yet to experience will materially adversely impact our company, its business and operations for the foreseeable future. Our management has also begun exploring possible opportunities for the Company involving mergers, acquisitions or other business combination transactions in an effort to diversify our business. We are not currently a party to any agreement or understandings with any third parties, and there are no assurances even if our management locates an opportunity which it believes will be in the best interests of our shareholders what we will ever consummate such a transaction. Accordingly, investors should not place undue reliance on these efforts.

Our ability to generate future revenues, generate sufficient cash flow to pay our operating expenses and report profitable operations in future periods will depend on a number of factors, many of which are beyond our control. Our independent auditors have included in their audit report an explanatory paragraph that states that our working capital deficits and accumulated deficit raises substantial doubt about our ability to continue as a going concern. If we fail to achieve profitability on a quarterly or annual basis, or to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection. As a result of the above, there is substantial doubt about the ability of the Company to continue as a going concern and the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note C of the Notes to Consolidated Financial Statements appearing later in this report describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with U.S. GAAP, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Revenue Recognition

The Company derives its revenue from the sale of the V-Inline and manufacturing of the Voraxial Separator under the Supply Agreement. We account for revenue in accordance with ASC Topic 606, which we adopted on January 1, 2018, using the modified retrospective method. The adoption of ASC Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the year ended December 31, 2018. We did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the valuation of deferred tax assets, the allowances for doubtful accounts, allowance for inventory obsolescence and valuation of stock based compensation. Actual results may differ.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC, did not, or are not believed by management, to have a material impact on the Company's present or future financial statements, except as follows:

In February 2016, the FASB issued ASU 2016-02 “Leases,” which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this standard primarily related to our corporate office lease in Fort Lauderdale, FL on January 1, 2019. The Company elected the optional transition method to apply this standard as of the effective date and therefore, the Company did not apply the standard to the comparative period presented on our consolidated financial statements. The Company recorded an operating lease asset and operating lease liability as of December 31, 2019.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer who also serves as our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2019. Based upon that evaluation at the end of the period covered by this annual report our Chief Executive Officer concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communications to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the 2013 criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the

Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our Chief Executive Officer who also serves as our Chief Financial Officer has concluded that as of December 31, 2019, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP as a result of material weaknesses. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statement will not be presented or detected by our employees. The specific material weaknesses that management identified in our internal controls as of December 31, 2019 that persist are as follows:

●	we did not have adequate staffing resources to provide appropriate segregation of duties;
●	we did not have a sufficient number of adequately trained technical accounting personnel to support multiple level of review in the financial close process;
●	we did not have personnel with sufficient experience with U.S. GAAP; and
●	we did not have adequate personnel to document, timely review and support all transactions.

These listed material weaknesses in our internal control over financial reporting are legacy issues dating back many years. In order to remediate these material weaknesses in our internal control over financial reporting, we will need to:

●	create a position to segregate duties consistent with control objectives and will increase our personnel resources; and
●	hire experienced independent third parties or consultants to provide additional expert advice as needed.

In 2019 and 2018, we made efforts to improve these weaknesses in our internal control over financial reporting results by hiring personnel focused on upgrading our internal accounting processes and managing the daily accounting responsibilities, installing a new accounting software, implementing an inventory system to manage inventory and having duplicity in reviewing our accounting records by retaining an outside CPA to review our financials on a quarterly and annual basis. We believe these steps will help to further mitigate issues that may arise from a limited staff. In 2020 we plan to further improve our financial controls. Until such time, however, as we remediate the material weaknesses in our internal control over financial reporting, there is a likelihood that our financial statements in future periods may contain errors which will require a restatement.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and executive officers

The following sets forth the names and ages of our officers and directors.

Name	Age	Position
John A. DiBella	48	Chief Executive Officer, President, Chief Financial Officer and Director
Raynard Veldman	59	Director

John A. DiBella has served as a member of the Board of Directors since August 2006 and Chief Executive Officer and Chief Financial Officer since November 2011. From 2000 through January 2002 Mr. DiBella provided consulting services to our Company. In January 2002 we hired him to serve as a Vice President and Director of Business Development, and thereafter prior to be named Chief Executive Officer Mr. DiBella served as our Chief Operating Officer. Mr. DiBella co-founded and served as President of PBCM, a financial management company located in New Jersey from 1997 to 1999. Prior to co-founding PBCM, Mr. DiBella worked for Donaldson, Lufkin and Jenrette, a NYSE member firm. Mr. DiBella’s operational experience with our company were factors considered by our board of directors in concluding that he should be serving as a director of our company.

Raynard Veldman has served as a director of the Company since August 2014. Since 2014, Mr. Veldman has operated Veldman Consulting Corporation which provides consulting services, commission sales, and has made investments in the oil and gas and chemical industries where he is an active participant in the businesses.  He served as vice president for Magnablend, Inc., a custom chemical blending and manufacturing company from February 2012 to July 2014. From April 2001 through February 2012 he served as business and product manager for Weatherford, Inc. in their Engineered Chemistry Division. He has over 30 years of experience in the domestic and international oil and gas industry. Mr. Veldman has a M.S. in Chemical Engineering from the University of Houston and a B.S. in Chemical Engineering from the University of Texas. He has also periodically served as a consultant to the Company since 2009. Mr. Veldman’s professional background as an engineer and his professional experience in the oil and gas industry were factors considered by our board of directors in concluding that he should be serving as a director of our company.

There are no family relationships between any of the executive officers and directors.

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

The table below sets forth compensation for the past two years awarded to, earned by or paid to our chief executive officer and our two most highly compensated executive officers other than our chief executive officer who were serving as executive officers at December 31, 2019 (the “Named Executives”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)		Total ($)

John A. DiBella	2018	$210,000	--	$50,000	--	--	--	$29,000	(1)	$289,000
President, Chief Executive Officer and Chief Financial Officer	2019	$210,000	--	--	--	--	--	$27,800	(1)	$237,800
(1) Healthcare Benefits.

Outstanding Equity Awards At December 31, 2019

Listed below is information with respect to unexercised options for each Named Executive as of December 31, 2019.

		Option Awards						Stock Awards

	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares, Units Or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexcercisable
John A. DiBella	7,700,000	--	$0.01	11/15/2023	--	--	--	--

How Mr. DiBella’s Compensation is Determined

We are not a party to an employment agreement with Mr. DiBella. His compensation is determined by the Board of Directors of which he is one of the two members. Effective January 1, 2018, the board of directors of the Company reduced Mr. DiBella’s annual compensation to $210,000 from his 2017 level of $305,000. In May 2018 the board of directors issued Mr. DiBella 1,000,000 shares of the Company’s common stock valued at $50,000 as bonus compensation for his efforts in connection with the closing of the Technology Purchase Agreement, and in November, 2018, the board of directors also approved the health insurance benefit for Mr. DiBella. For 2019 and 2018, the Company incurred salary expenses for Mr. DiBella of $210,000 and $210,000, respectively. For 2019 and 2018, the Company paid Mr. DiBella $412,796 and $586,000, respectively, including accrued salary which was owed to him from prior years. The unpaid accrued salary balances as of December 31, 2019 and 2018, are $610,965 and $831,761, respectively. The timing of the payment of any of the accrued but unpaid compensation due Mr. DiBella may be determined by the board of directors at any time. In addition, Mr. DiBella’s compensation may be changed at any time by the board of directors.

Consulting Fees Paid to Mr. Veldman

In addition to his compensation for serving as a member of the Company’s board of directors set forth below, since July 1, 2017, the Company has paid Mr. Veldman a fee of $2,500 per month for consulting services. For 2019 and 2018, he received consulting fees of $30,000 and $30,000, respectively. On May 25, 2018 the Company issued Mr. Veldman 1,000,000 shares of common stock valued at $50,000 as bonus compensation for his efforts in connection with the closing of the Technology Purchase Agreement.

Director Compensation

Prior to July 1, 2017, none of our directors received compensation for services performed as directors. Effective July 1, 2017, the board of directors agreed to compensate our independent directors. Currently, our board compensation plan effective for non-management directors consists of a $1,000 monthly cash payment.

In addition, board members may be reimbursed for out-of-pocket expenses related to participation in board and committee meetings. No reimbursable payments were made during 2019.

The table below provides information concerning the compensation paid in 2019 to our non-management director for his services as a member of our board of directors 2019. The information in the following table excludes any reimbursement of out-of-pocket travel and lodging expenses which we may have paid, and excludes the consulting fees paid to Mr. Veldman as described earlier in this section.

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Raynard Veldman	2019	$12,000	--	--	--	--	--	$12,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

At March 30, 2020, we had 35,784,497shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of that date by:

●	each person known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	our named executive officers and directors as a group.

Unless specified below, the business address of each shareholder is c/o 821 NW 57 Place, Fort Lauderdale, FL 33309. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Ownership

John A. DiBella (1)	11,228,616	(1)	25.8%
Raynard Veldman (2)	4,191,436		11.3%
All officers and directors as a group (two persons) (1)(2)	15,420,055		34.6%

Adele DiBella (3)	6,095,500		15.4%

(1)      The number of shares of our common stock owned by Mr. DiBella includes (i) 150,000 shares held by his minor children, and (ii) 7,700,000 shares of common stock underlying options exercisable at $0.01 per share expiring on November 15, 2023.

(2)     The number of shares of our common stock beneficially owned by Mr. Veldman includes 1,000,000 shares of common stock underlying options exercisable at $0.01 per share expiring on November 15, 2023.

(3)      The number of shares of our common stock beneficially owned by Ms. DiBella includes 3,000,000 shares of common stock underlying options exercisable at $0.01 per share which expire on November 15, 2023.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information pertaining to all compensation plans under which equity securities of our company are authorized for issuance as of December 31, 2019.

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

During the years ended December 31, 2019 and 2018, Raynard Veldman, a member of the Company’s board of directors, received total consulting fees of $30,000 and $30,000, respectively. The Company currently pays Mr. Veldman $2,500 per month for consulting services.

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

The following table shows the fees that were billed for the audit and other services provided by Liggett & Webb, P.A. for the years ended December 31, 2019 and 2018.

	2019	2018

Audit Fees	$32,000	$32,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$32,000	$32,000

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2018 were pre-approved by the entire board of directors.

Item 15.	Exhibits and Financial Data Schedules.

		Incorporated by Reference			Filed or
No.	Exhibit Description	Form	Date Filed	Exhibit Number	Furnished Herewith

2	Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2 to the Registration Statement on Form 10, filed November 3, 1999, as amended.	Form 10	11/03/99	2
3(i)	Articles of Incorporation	Form 10	11/03/99	3(i)
3(ii)	Bylaws	Form 10	11/03/99	3(ii)
3(iii)	Articles of Amendment to the Articles of Incorporation	8-K	11/13/17	3.2
4.1	Form of Notice Regarding the Amendment to Option	8-K	09/05/14	4.1
10.1	Technology Purchase Agreement between Schlumberger Technology Corporation, Schlumberger Canada Limited, and Schlumberger B.V. And Enviro Voraxial Technology, Inc. and Florida Precision Aerospace, Inc. dated as of March 13, 2017	8-K	3/15/17	10.1
10.2	Business Lease Agreement dated December 14, 2018	10K	4/1/2019	10.2
14	Code of Ethics	10-K	04/14/04	14
21	Subsidiaries of the Registrant	Form 10	11/03/99	21
31.1	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-4(a) Certification of Chief Financial Officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer, principal executive officer and principal financial and accounting officer				Filed

101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

Item 16.	Form 10-K Summary.

The Company has elected not to provide a summary of the information required by this form.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRO TECHNOLOGIES, INC.

By: /s/ John A. DiBella

John A. DiBella

Chief Executive Officer and Chief Financial Officer

April 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By: /s/ John A. DiBella

John A. DiBella, Director, Chief Executive Officer, Chief Financial Officer, principal executive officer, principal financial and accounting officer

April 13, 2020

By: /s/ Raynard Veldman

Raynard Veldman, Director

April 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Enviro Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Enviro Technologies, Inc. and Subsidiary (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in shareholders’ equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2019, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has a working capital deficit, an accumulated deficit and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters are described in Note B of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2012

Boynton Beach, Florida

April 13, 2020

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$674,844	$1,223,863
Accounts receivable, net	297,755	4,039
Inventory, net	117,984	376,318
Prepaid expenses	20,579	207,250
Total current assets	1,111,162	1,811,470
FIXED ASSETS, NET	349,377	394,436
OTHER ASSETS
Operating lease asset	243,039	—
Security deposits	10,143	10,143
Total other assets	253,182	10,143
Total Assets	$1,713,721	$2,216,049
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$427,492	$464,562
Accrued expenses – related party	610,965	813,761
Deposits from customer	—	1,035,706
Equipment note payable, current portion	68,276	63,832
Operating lease liability, current portion	42,973	—
Total current liabilities	1,149,706	2,377,861
LONG-TERM LIABILITIES
Operating lease liability, less current portion	200,066	—
Equipment note payable, less current portion	157,896	226,172
Total long term liabilities	357,962	226,172
Total Liabilities	1,507,668	2,604,033
COMMITMENTS AND CONTINGENCIES (See Note I)
SHAREHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $.001 par value, 250,000,000 shares authorized; 35,784,497 and 35,784,497 shares issued and outstanding as of December 31, 2019 and December 31, 2018	35,785	35,785
Additional paid-in capital	15,061,889	15,061,889
Accumulated deficit	(14,891,621)	(15,485,658)
Total shareholders’ equity (deficiency)	206,053	(387,984)
Total liabilities and shareholders’ equity (deficiency)	$1,713,721	$2,216,049

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018

Revenues, net	$2,824,083	$1,308,762
Cost of goods sold	1,172,874	703,271
Gross profit	1,651,209	605,491
Expenses:
Selling, general and administrative	336,686	330,105
Payroll expenses	469,815	449,322
Professional Fees	233,047	298,900
Total costs and expenses	1,039,548	1,078,327
Income (Loss) from operations	611,661	(472,836)
Other Income and (Expenses):
Interest expense	(17,624)	(24,028)
Total other expense	(17,624)	(24,028)
Net income (loss) before provision for income taxes	594,037	(496,864)
Provision for Income taxes	—	—
Net income (loss)	$594,037	$(496,864)
Net Income (loss) per share
Basic	$0.02	$(0.01)
Diluted	$0.01	$(0.01)
Weighted average number of common shares
Basic	35,784,497	34,917,374
Diluted	45,919,357	34,917,374

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY) FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance - December 31, 2017	33,534,497	$33,535	$14,949,139	$(14,988,794)	$(6,120)

Issuance of common stock for services	2,250,000	2,250	112,750	—	115,000

Net loss	—	—	—	(496,864)	(496,864)
Balance - December 31, 2018	35,784,497	$35,785	$15,061,889	$(15,485,658)	$(387,984)

Net Income				594,037	594,037
Balance - December 31, 2019	35,784,497	$35,785	$15,061,889	$(14,891,621)	$206,053

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$594,037	$(496,864)
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities:
Depreciation	45,059	45,059
Stock issued for services to officer and director	—	100,000
Stock issued for services to consultant	—	15,000
Provision for slow moving inventory	24,185	—
Amortization for operating lease	41,769	—
Changes in assets and liabilities:
Accounts receivable	(293,716)	150,065
Inventories	234,149	(204,884)
Prepaid expenses	186,671	(191,529)
Other Assets	—	383
Accounts payable, accrued expenses and deposits	(37,070)	262,885
Accrued expenses – related party	(202,796)	(419,662)
Operating lease liability	(41,769)	—
Deposits from customers	(1,035,706)	1,003,616
Net cash (used in) provided by operating activities	(485,187)	264,069
Cash Flows From Investing Activities:
Purchase of equipment	—	—
Net cash used in Investing Activities	—	—
Cash Flows From Financing Activities:
Repayments of Equipment Note Payable	(63,832)	(50,640)
Net Cash used in financing activities	(63,832)	(50,640)
Net (decrease) increase in cash and cash equivalents	(549,019)	213,429
Cash and cash equivalents, beginning of year	1,223,863	1,010,434
Cash and cash equivalents, end of year	$674,844	$1,223,863
Supplemental Disclosure:
Cash paid during the year for interest	$17,624	$24,028
Cash paid during the year for taxes	$—	$—

Supplemental Disclosure of non-cash investing and financing activities:
Operating lease asset obtained in exchange for operating lease liability	$284,808	$—

The accompanying notes are an integral part of the consolidated financial statements.

Enviro Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

NOTE B – going concern

Since entering into the Technology Purchase Agreement, Supply Agreement and Grant Back License in June 2017, we have generated limited revenues under the terms of any of these agreements. There are no assurances that the Technology Purchase Agreement, the Supply Agreement and/or the Grant Back License will ever generate any material revenues. Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control, including the impact of Covid-19, competitive efforts and general economic trends. There are no assurances we will be able to continue to generate revenues or report profitable operations in the future. The Supply Agreement expires in June 2020 and there is no certainty that Cameron Industries will seek to renew the agreement. If the Supply Agreement is not renewed, we will potentially lose additional sales from Schlumberger. Without a Supply Agreement, we would have to redevelop our relationships with customers in the oil and gas industry to generate revenues from this industry. Further, with the current economic condition impacted by the Covid-19 virus and weak oil prices, this may have a negative effect on the potential for sales of Voraxial under the Supply Agreement or sales of V-inline Separators outside the oil and gas industry.

At December 31, 2019, we had a working capital deficit of $38,544, an accumulated deficit of $14,891,621 and used $485,187 in net cash in our operations during the year ended December 31, 2019. We do not have any external sources of liquidity. We expect that our revenues will decline in 2020 from 2019 as a result of the impact of the Covid-19 pandemic. In an effort to conserve our cash resources to sustain our operations until such time as the economy begins returning to pre-Covid-19 pandemic activity levels, we have reduced employee hours and have begun marketing our machining capabilities to local manufactures. There are no assurances, however, that these efforts will be sufficient to permit us to pay our operating expenses. In that event, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection.

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

Enviro Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Revenue Recognition

The Company derives its revenue from the sale of the Voraxial Separator, V-Inline Separators and some manufacturing projects. We account for revenue in accordance with ASC Topic 606, which we adopted on January 1, 2018, using the modified retrospective method. The adoption of ASC Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the year ended December 31, 2019 and 2018. We did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. As of December 31, 2019 and 2018, respectively, there was $0 and $1,035,706, respectively, of deposits from customers. The decrease in deposits from customer is attributed to the delivery of the purchase order we received from a utility customer for a wastewater treatment system that is comprised of multiple V-Inline Separators. The system was shipped in the fourth quarter of 2019.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The company maintains allowances for doubtful accounts for estimated losses. The company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is a doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, and its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collections. At December 31, 2019 and 2018, the Company has $254 and $60,254 in the allowance for doubtful accounts, respectively.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, prepaid expense, accounts payable, accrued expenses and deposits from customers at December 31, 2019 and 2018, approximate their fair value because of their relatively short-term nature.

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of December 31, 2019 and 2018.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of December 31, 2019 and 2018.

Enviro Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of December 31, 2019 and 2018.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate limits. As of December 31, 2019 and 2018, we have a cash concentration in excess of the FDIC limit of $398,673 and $957,717, respectively.

Inventory

Inventory consists of components for the V-Inline Separator and is priced at lower of cost or net realizable value. Net realizable value is defined as sales price less cost of completion, disposable and transportation and a normal profit margin. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company.

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

As of December 31, 2019 and 2018, there were 13,465,000 and 13,465,000 shares issuable upon the exercise of options, respectively, common stock equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. The Company had net income for the year ended December 31, 2019. A separate computation of diluted earnings per share is presented using the treasury stock method.

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

Research and Development Expenses

Research and development costs, which includes travel expenses, consulting fees, subcontractors and salaries are expensed as incurred. There was $0 in research and development costs during the years ended December 31, 2019 and 2018, respectively.

Leases

In February 2016, Financial Accounting Standards Board Accounting Standards Certification (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases”, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset,

Enviro Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this standard primarily related to our corporate office lease in Fort Lauderdale, FL on January 1, 2019. The Company elected the optional transition method to apply this standard as of the effective date and therefore, the Company did not apply the standard to the comparative period presented on our consolidated financial statements. The Company recorded an operating lease asset and operating lease liability as of December 31, 2019

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses. There was $2,570 and $1,417 in advertising costs during December 31, 2019 and 2018, respectively.

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

Recent Accounting Pronouncements

In June 2018, FASB issued ASU 2018-07 “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU relates to the accounting for non-employee share-based payments. The amendment in this Update expands the scope of Topic 718 to include all share-based payment transactions in which a grantor acquired goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU excludes share-based payment awards that relate to (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, revenue from Contracts from Customers. The share-based payments are to be measured at grant-date fair value of the equity instruments that the entity is obligated to issue when the good or service has been delivered or rendered and all other conditions necessary to earn the right to benefit from the equity instruments have been satisfied. This standard will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted the standard on January 1, 2019. The adoption has no impact on our consolidated financial statements.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

NOTE D- INVENTORY

Inventory as of December 31 consists of:

	2019	2018
Raw Materials, net	$38,935	$90,656
Work in Progress, net	—	80,609
Finished Goods, net	79,049	205,053
Total	$117,984	$376,318

Inventory amounts are presented net of allowance for inventory reserves of $66,937 and $42,752 as of December 31, 2019 and 2018, respectively.

Enviro Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

NOTE E - FIXED ASSETS

Fixed assets as of December 31 consists of:
	2019	2018
Machinery and equipment	$933,245	$933,245
Furniture and fixtures	14,498	14,498
Autos and Trucks	5,294	5,294
Total	953,037	953,037
Less: accumulated depreciation	(603,660)	(588,601)
Fixed Assets, net	$349,377	$394,436

Depreciation expense was $45,059 and $45,059 for the years ended December 31, 2019 and 2018, respectively.

NOTE F – EQUIPMENT NOTE PAYABLE

In July 2017, the Company entered into a financing agreement for the purchase of CNC machining equipment valued at approximately $426,000. The machining equipment was received in July 2017 and will be used for the manufacture of Voraxial Separators in preparation of potential future orders under the Supply Agreement and sales pursuant to the Grant Back Licenses. Under the terms of the agreement the Company made an initial down payment of $85,661 and is required to make monthly payments of $6,788 through January 2023. In addition, the Company incurred $24,281 of installation costs. As of December 31, 2019 and 2018 the amount owed is $226,172 and $290,004, respectively.

Future minimum payments at December 31, 2019 are as follows:

2020	$81,456
2021	81,456
2022	81,456
2023	6,789
Future Minimum Equipment Note Payable Payments	251,157
Less Amount Representing Interest	(24,985)
Present Value of Minimum Equipment Note Payable Payments	226,172
Less Current Portion	(68,276)
Long-Term Obligations under Equipment Note Payable	$157,896

NOTE G - RELATED PARTY TRANSACTIONS

For each of the years ended December 31, 2019 and 2018, the Company incurred salary expenses from the Chief Executive Officer of the Company of $210,000 and $210,000, respectively. In January 2018, the Board of Directors approved a $95,000 reduction in salary for our CEO. In November, 2018, the Board of Directors also approved the health insurance benefit for our CEO. During the years ended December 31, 2019 and 2018, $412,796 and $586,000, respectively, of salary and accrued salary have been paid. The unpaid balance has been included in accrued expenses- related party. As of December 31, 2019 and 2018, the accrued salary is $610,965 and $813,761, respectively.

Effective July 1, 2017, Raynard Veldman, a member of the Company’s board of directors receives a fee of $2,500 per month for consulting services. For the years ended December 31, 2019 and 2018, Raynard Veldman received consulting fees of $30,000 and $30,000, respectively.

During the years ended December 31, 2019 and 2018, Raynard Veldman, a member of the Company’s board of directors, received compensation for being a member of the Company’s board of directors of $12,000 and $12,000, respectively. Mr. John DiBella does not receive compensation for being a member of the Company’s board of directors.

Enviro Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

On May 25, 2018 the Company issued an aggregate of 2,000,000 restricted shares of common stock to Messrs. John A. DiBella and Raynard Veldman. The shares were issued to them as bonus compensation for their efforts in connection with the closing of the Technology Purchase Agreement. The fair value of these shares is $100,000.

NOTE H – SHAREHOLDERS’ EQUITY

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

Information with respect to options outstanding and exercisable at December 31, 2019 and 2018 is as follows:

	Number	Range of Exercise	Number
	Outstanding	Price	Exercisable
Balance, December 31, 2017	13,465,000	$0.01	13,465,000
Issued	—	—	—
Expired	—	—	—
Balance, December 31, 2018	13,465,000	$0.01	13,465,000
Issued	—	—	—
Expired	—	—	—
Balance, December 31, 2019	13,465,000	$0.01	13,465,000

The following table summarizes information about the stock options outstanding at December 31, 2019 and 2018:

Number Outstanding December 31, 2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2019	Weighted Average Exercise Price
13,465,000	3.88	$0.01	13,465,000	$0.01
13,465,000	—	—	13,465,000

Enviro Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Number Outstanding at December 31, 2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2018	Weighted Average Exercise Price
13,465,000	4.88	$0.01	13,465,000	$0.01
13,465,000	—	—	13,465,000

The aggregate intrinsic value represents the excess amount over the exercise price optionees would have received if all the options have been exercised on the last business day of the period indicated based on the Company’s closing stock price for such day. The aggregate intrinsic value as of December 31, 2019 is $498,205.

NOTE I - COMMITMENTS AND CONTINGENCIES

LITIGATION

On or about October 23, 2017, a claim was filed in the 17th Judicial Circuit Court in and for Broward County in Fort Lauderdale, Florida, by the plaintiff, Industrial and Oilfield Procurement Services, LLC, against our company.  The case involves an alleged breach of contract between the parties relating to the purchase and sale of a Voraxial unit in 2015. The plaintiff has demanded a refund and damages. We are contesting the case vigorously.

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

In addition, at closing FPA entered into a Framework Agreement (the “Supply Agreement”) with Cameron Solutions, Inc. (“Cameron Solutions”), a Houston, Texas-based company engaged in the development, manufacture and sale of equipment used in the oil and gas industry. Under the terms of the three-year Supply Agreement, which ends in June 2020, FPA is the exclusive supplier to Cameron Solutions of certain Voraxial series products for use in the oil and gas industry. Sales will be made from time to time in accordance with the terms of purchase orders. The Supply Agreement is cancellable by Cameron Solutions upon 15 days’ notice if FPA fails to meet delivery or performance schedules or breaches any of the terms of the agreement, including the warranties. Cameron Solutions may also cancel the Supply Agreement without notice in the event FPA becomes insolvent or commits any act of bankruptcy. The Supply Agreement contains customary indemnification and confidentiality provisions.

For a period of three years following the closing of the Agreement, which expires in June 2020, the Company and Raynard Veldman and John Di Bella have agreed to not participate or cause participation in the oil-and-gas market in relation to phase or constituent sensing or separation which is defined as, liquid-liquid, liquid-solid or liquid-gas separation and gas or liquid sensing, including all

Enviro Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

product lines and services related thereto and including the Voraxial product line and services, except to the extent necessary to: (i) repair or service, but not remanufacture, any goods the Company sold to third persons prior to closing; (ii) fulfill, on or after closing, any customer obligation; or (iii) comply with any term or condition of the Agreement. In addition the Company shall take all reasonable measures to ensure the confidentiality and prevent the improper use of all trade secrets.

NOTE J - LEASE

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

Supplemental balance sheet information related to leases was as follows:

Operating Leases	Classification	December 31, 2019
Right-of-use assets	Operating lease assets	$243,039

Current lease liability	Current operating lease liability	42,973
Non-current lease liability	Long-term operating lease liability	200,066
Total lease liabilities		$243,039

Lease term and discount rate were as follows:
December 31, 2019
Weighted average remaining lease term (years)	4.76
Weighted average discount rate	6.75%

The components of lease cost were as follows:

For The Year Ended
December 31, 2019
Operating lease cost	$58,065
Variable lease cost (1)	18,128
Total lease cost	$76,193

(1) Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

Supplemental disclosures of cash flow information related to leases were as follows:

For The Year Ended
December 31, 2019
Cash paid for operating lease liabilities	$41,769
Operating lease assets obtained in exchange for operating lease liabilities	284,808

Enviro Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Maturities of lease liabilities were as follows as of December 31, 2019:

Operating Leases
2020	58,065
2021	58,353
2022	59,795
2023	59,795
2024	49,829
Total lease payments	285,837
Less: imputed interest	(42,798)
Present value of lease liabilities	$243,039

As of December 31, 2019, operating lease payments of $243,039 include the options to extend lease terms that are reasonably certain of being exercised.

NOTE K – MAJOR CUSTOMERS

For the year ended December 31, 2019, one customer accounted for approximately 93% of total revenues. For the year ended December 31, 2018, two customers accounted for approximately 84% and 14% for a total of 98% of revenues. As of December 31, 2019, one customer represented 99% of total accounts receivables. As of December 31, 2018, two customers represented 79% and 21% for a total of 100% of total accounts receivables.

NOTE L – INCOME TAX

The Jobs Act (the “TCJA”) significantly revised the US corporate income tax by lowering the corporate federal income tax from 35% to 21%, effective January 1, 2019.

The significant components of the deferred tax asset at December 31, 2019 and 2018 were as follows:

	For the Years Ended December 31
	2019	2018
Statutory rate applied to income (loss) before income taxes	$147,517	$(125,930)
Increase (decrease) in income taxes results from:
Non-deductible expense	—	(74,052)
Change in valuation allowance	(147,517)	199,982
Income tax expense (benefit)	$—	$—

The difference between income tax expense computed by applying the federal statutory corporate tax rate and provision for actual income tax is as follows:

	For the Years Ended December 31
	2019	2018
Income tax expense (benefit) at U.S. statutory rate of 34%	21.00%	(21.00)%
Income tax expense (benefit) - State	4.35%	(4.35)%
Non-deductible expense	—%	(14.90)%
Change in valuation allowance	(25.34)%	40.25%
Income tax expense (benefit)	—	—

Enviro Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The effects of temporary differences that gave rise to deferred tax assets are as follows:

	For the Years Ended December 31
Deferred tax assets:	2019	2018
Provision for inventory reserve	$16,965	$—
Operating loss carryforwards	2,723,498	2,887,980
Gross deferred tax assets	2,740,463	2,887,980
Valuation allowance	(2,740,463)	(2,887,980)
Net deferred income tax asset	$—	$—

Increase in the deferred income tax asset is attributable to the estimated deferred income tax benefit arising from operating loss carry forward. The change in valuation allowance for the years ended December 31, 2019 and 2018 was an increase (decrease) of ($147,517) and $199,982, respectively.

The Company has made a 100% valuation allowance of the deferred income tax asset at December 31, 2019, as it is not expected that the deferred tax assets will be realized. The Company has a net operating loss carryforward of approximately $10,745,000 available to offset future taxable income.

The Company’s federal income tax returns for 2017, 2018 and 2019 remain subject to examination by the Internal Revenue Services and state tax authorities.

NOTE M – SUBSEQUENT EVENTS

Impact of the Covid-19 pandemic on our company

The Company’s operations are located in the state of Florida which implemented a stay at home order in early April 2020. The stay at home order expires on May 1,2020; however, there are no assurances the Florida governor will not extend the duration of the stay at home order for an unknown additional period of time. The Company is unable to predict the overall impact on our company at this time.

