Form 10-Q
period 2020-03-31
ENVIRO TECHNOLOGIES, INC.
filed 2020-05-15
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

(954) 958-9968
(Registrant’s telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: May 15, 2020, we had 35,784,497 shares of our Common Stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

•	our ability to continue as a going concern;
•	the impact of the Covid-19 pandemic on the Company;
•	our ability to continue to generate revenues and report profitable operations;
•	the possible non-renewal of the Supply Agreement;
•	our ability to pay our operating expenses and lack of access to additional capital;
•	our dependence on a limited number of customers;
•	market competition;
•	our dependence on key personnel;
•	failure to comply with government regulations;
•	potential product liability claims;
•	material weaknesses in our disclosure controls and internal control over financial reporting;
•	significant dilution if outstanding stock options are exercised; and
•	lack of an active trading market for our common stock and the impact of penny stock rules on a trading market.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part II, Item 1A. Risk Factors appearing later in this report, Part I, Item 1A. - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2020 (the "2019 10-K") as well as our other filings with the SEC. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “EVTN,” the “Company,” “we,” “our,” “us,” and similar terms refers to Enviro Technologies, Inc., an Idaho corporation, and our subsidiary, Florida Precision Aerospace, Inc., a Florida corporation which we refer to as “FPA.” In addition, “first quarter of 2020” refers to the three months ended March 31, 2020, “first quarter of 2019” refers to the three months ended March 31, 2019, “2019” refers to the year ended December 31, 2019 and “2020” refers to the year ending December 31, 2020. We maintain a corporate website at www.evtn.com. Unless specifically set forth to the contrary, the information which appears on our website at www.evtn.com is not part of this report.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020 (unaudited)	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$655,495	$674,844
Accounts receivable, net	1,093	297,755
Inventory, net	137,613	117,984
Prepaid expenses	25,478	20,579

Total current assets	819,679	1,111,162

FIXED ASSETS, NET	343,116	349,377
OTHER ASSETS
Operating lease asset	232,565	243,039
Security deposit	10,143	10,143
Total other assets	242,708	253,182

Total assets	$1,405,503	$1,713,721

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$364, 639	$427,492
Accrued Expenses – related party	663,465	610,965
Equipment note payable, current portion	69,435	68,276
Operating lease liability, current portion	43,702	42,973
Total current liabilities	1,141,241	1,149,706

LONG-TERM LIABILITIES:
Operating lease liabilities, less current portion	188,863	200,066
Equipment note payable, less current portion	140,096	157,896
Total long-term liabilities	328,959	357,962
Total liabilities	1,470,200	1,507,668

COMMITMENTS AND CONTINGENCIES (See Note G)	—	—

SHAREHOLDERS’ EQUITY (DEFICIENCY) :
Common stock, $.001 par value, 250,000,000 shares authorized; 35,784,497 and 35,784,497 shares issued and outstanding as of March 31, 2020 and December 31, 2019	35,785	35,785
Additional paid-in capital	15,061,889	15,061,889
Accumulated deficit	(15,162,371)	(14,891,621)
Total shareholders’ equity (deficiency)	(64,697)	206,053

Total liabilities and shareholders’ equity (deficiency)	$1,405,503	$1,713,721

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues, net	$4,528	$4,863
Cost of goods sold	765	2,466
Gross profit	3,763	2,397

Costs and expenses:
General and administrative	84,208	76,064
Professional fees	55,212	55,817
Payroll expense	131,370	117,540
Total costs and expenses	270,790	249,421

Loss from operations	(267,027)	(247,024)

Other expenses:
Interest expense	(3,723)	(4,807)
Total other expense	(3,723)	(4,807)

Net loss before provisions for income taxes	(270,750)	(251,831)
Provisions for income taxes	—	—
NET LOSS	$(270,750)	$(251,831)

Weighted average number of common shares outstanding - basic and diluted	35,784,497	35,784,497
Loss per common share - basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
EQUITY (DEFICIENCY)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 and 2019
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2018	35,784,497	$35,785	$15,061,889	$(15,485,658)	$(387,984)
Net Loss	—	—	—	(251,831)	(251,831)

Balance - March 31, 2019 (unaudited)	35,784,497	$35,785	$15,061,889	$(15,737,489)	$(639,815)
Balance - December 31, 2019	35,784,497	$35,785	$15,061,889	$(14,891,621)	$206,053
Net Loss	—	—	—	(270,750)	(270,750)

Balance - March 31, 2020 (unaudited)	35,784,497	$35,785	$15,061,889	$(15,162,371)	$(64,697)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(270,750)	$(251,831)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	11,328	11,264
Amortization of operating lease asset	10,474	12,206
Changes in assets and liabilities:
Accounts receivable	296,662	(4,034)
Inventory	(19,629)	(137,664)
Prepaid expenses	(4,900)	(91,152)
Accounts payable and accrued expenses	(62,853)	179
Deposit from customers	—	539,113
Operating lease liability	(10,474)	(12,206)
Accrued expenses – related party	52,500	(127,500)
Net cash provided by (used in) operating activities	2,358	(61,625)

Cash Flows from Investing Activities:
Purchase of equipment	(5,067)	—
Net cash used in Investing activities	(5,067)	—

Cash Flows from Financing Activities:
Repayment of equipment note payable	(16,640)	(15,557)
Net cash used in financing activities	(16,640)	(15,557)

Net decrease in cash and cash equivalents	(19,349)	(77,182)

Cash and cash equivalents, beginning of period	674,844	1,223,863

Cash and cash equivalents, end of period	$655,495	$1,146,681

Supplemental Disclosures
Cash paid during the period for interest	$3,723	$4,807
Cash paid during the period for taxes	$—	$—

Supplemental Disclosure of non-cash activities
Operating lease asset obtained in exchange for operating lease liability	$—	$284,808

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

MARCH  31, 2020

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

NOTE B – GOING CONCERN

Since entering into the Technology Purchase Agreement, Supply Agreement and Grant Back License in June 2017, we have generated limited revenues under the terms of any of these agreements. There are no assurances that the Technology Purchase Agreement, the Supply Agreement and/or the Grant Back License will ever generate any material revenues. Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control, including the impact of Covid-19, competitive efforts and general economic trends. There are no assurances we will be able to continue to generate revenues or report profitable operations in the future. The Supply Agreement expires in June 2020 and there is no certainty that Cameron Industries will seek to renew the agreement. If the Supply Agreement is not renewed or renegotiated, we will potentially lose additional sales from Schlumberger. Without a Supply Agreement, we would have to redevelop our relationships with customers in the oil and gas industry to generate revenues from this industry. However, with or without a new Supply Agreement, the oil industry will potentially be challenging as the price of oil has decreased by approximately 60% from approximately $60 per barrel in January 2020 to approximately $24 per barrel by May 11, 2020. Further, with the current economic condition impacted by the Covid-19 virus, including weak oil prices, this may have a negative effect on the potential for sales of Voraxial under the Supply Agreement or sales of V-inline Separators outside the oil and gas industry.

At March 31, 2020, we had a working capital deficit of $321,562, an accumulated deficit of $15,162,371. We do not have any external sources of liquidity. Our revenues have declined for the first quarter of 2020 from the fourth quarter of 2019 as a result of the impact of the Covid-19 pandemic and the significant drop in oil prices. In an effort to conserve our cash resources to sustain our operations until such time as the economy begins returning to pre-Covid-19 pandemic activity levels, we have reduced employee hours and have begun marketing our machining capabilities to local manufactures. In addition, we reorganized our manufacturing in order to supply face guards to the community, including the medical industry starting in April 2020. To date we have generated limited revenues from the sales of face guards. There are no assurances, however, that these efforts will be sufficient to permit us to pay our operating expenses. In that event, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection.

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

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

MARCH  31, 2020

(unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the company’s annual consolidated financial statements, notes and accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on April 14, 2020. In the opinion of management, all adjustments, which are necessary to provide a fair presentation of financial position as of March 31, 2020, and the related operating results and cash flows for the interim period presented, have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the parent company, Enviro Technologies, Inc., and its wholly-owned subsidiary, Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include valuation of deferred tax assets, allowance for doubtful accounts and allowance for inventory obsolescence. Actual results may differ.

Revenue Recognition

The Company derives its revenue from the sale of the Voraxial Separator, V-Inline Separators and some manufacturing projects. We account for revenue in accordance with ASC Topic 606.

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

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

MARCH  31, 2020

(unaudited)

Revenues that are generated from sales of equipment are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. As of March 31, 2020 and December 31, 2019, respectively, there was $0 and $0, respectively, of deposits from customers.

ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts. The company maintains allowances for doubtful accounts for estimated losses. The company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is a doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, and its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collections. At March 31, 2020 and December 31, 2019, the Company has $254 and $254 in the allowance for doubtful accounts, respectively.

Fair Value of Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at March 31, 2020 and December 31, 2019, approximate their fair value because of their relatively short-term nature.

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of March 31, 2020 and December 31, 2019.

Level 2— inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of March 31, 2020 and December 31, 2019.

Level 3— inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of March 31, 2020 and December 31, 2019.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

MARCH  31, 2020

(unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate (“FDIC”) limits. As of March 31, 2020 the Company has a cash concentration of $365,268 in excess of FDIC limits.

Inventory

Inventory consists of components for the Voraxial Separator and is priced at lower of cost or net realizable value. Net realizable value is defined as sales price less cost of completion, disposable and transportation and a normal profit margin. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Raw materials	$58,564	$38,935
Work in process	—	—
Finished goods	79,049	79,049
Total	$137,613	$117,984

Inventory amounts are presented net of allowance for inventory reserves of $66,937 and $66,937 as of March 31, 2020 and December 31, 2019, respectively.

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

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

MARCH  31, 2020

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

Due to the Company had net loss for the three-month periods ended March 31, 2020 and 2019, the effect of 13,465,000 and 13,465,000 options, respectively are anti-dilutive. A separate computation of diluted loss per share is not presented.

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

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

MARCH  31, 2020

(unaudited)

Recent Accounting Pronouncements

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

NOTE D - RELATED PARTY TRANSACTIONS

Effective January 1, 2018 the annual compensation of the Company’s chief executive officer is $210,000. For the three months ended March 31, 2020, the Company incurred salary expenses for the Chief Executive Officer of the Company of $52,500. During the three months ended March 31, 2020, a total of $0 of salary and accrued salary have been paid. The total unpaid balance as of March 31, 2020 is $663,465 and is included in accrued expenses – related party. In November, 2018, the Board of Directors also approved the health insurance benefit for our CEO. For the three month ended March 31, 2019, the Company incurred salary expenses for the Chief Executive Officer of the Company of $52,500. Of these amounts, $180,000 had been paid for the three months ended March 31, 2019. The total unpaid balance as of March 31, 2019 is $686,261 and is included in accrued expenses – related party.

Effective July 1, 2017, Raynard Veldman, a member of the Company’s board of directors, receives a fee of $2,500 per month for consulting services. During the three months ended March 31, 2020 and 2019, Mr. Veldman received consulting fees of $7,500 and $7,500, respectively.

During the three months ended March 31, 2020 and 2019, Mr. Veldman, received compensation for being a member of the Company’s board of directors of $3,000 and $3,000, respectively. Mr. John DiBella does not receive compensation for being a member of the Company’s board of directors.

NOTE E – FIXED ASSETS

Fixed assets as of March 31, 2020 and December 31, 2019 consist of:

	March 31, 2020	December 31, 2019
Machinery and equipment	$938,312	$933,245
Furniture and fixtures	14,498	14,498
Autos and Trucks	5,294	5,294
Total	958,104	953,037
Less: accumulated depreciation	(614,988)	(603,660)
Fixed Assets, net	$343,116	$349,377

Depreciation expense was $11,328 and $11,264 for the three months ended March 31, 2020 and 2019, respectively.

In July 2017, the Company entered into a financing agreement for the purchase of CNC machining equipment valued at approximately $426,000. The machining equipment was received in July 2017 and will be used for the manufacture of Voraxial Separators in preparation of potential future orders under the Supply Agreement and sales pursuant to the Grant Back Licenses. As of March 31, 2020 and December 31, 2019, the amount owed is $209,531 and $226,172 respectively.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

MARCH  31, 2020

(unaudited)

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

Information with respect to options outstanding and exercisable at March 31, 2020 is as follows:

	Number Outstanding	Exercise Price	Number Exercisable
Balance, December 31, 2019	13,465,000	$0.01	13,465,000
Issued	-	-	-
Expired	-	-	-
Forfeited	-	-	-
Balance, March 31, 2020	13,465,000	$0.01	13,465,000

Exercise Price	Number Outstanding at March 31, 2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2020	Weighted Average Exercise Price
0.01	13,465,000	3.63	0.01	13,465,000	0.01
Total	13,465,000	-	-	13,465,000	-

The aggregate intrinsic value represents the excess amount over the exercise price optionees would have received if all the options have been exercised on the last business day of the period indicated based on the Company’s closing stock price of for such day. The aggregate intrinsic value as of March 31, 2020 is $444,345.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

MARCH  31, 2020

(unaudited)

NOTE G – COMMITMENTS AND CONTINGENCIES

EQUIPMENT FINANCING

In July 2017, the Company entered into a financing agreement for the purchase of CNC machining equipment valued at approximately $426,000. The machining equipment was received in July 2017 and will be used for the manufacture of Voraxial Separators in preparation of potential future orders under the Supply Agreement and sales of the V-Inline Separators pursuant to the Grant Back Licenses. Under the terms of the agreement the Company made an initial down payment of $85,661 and financed the remaining balance of $340,644. The Company is required to make monthly payments of $6,788 through January 2023. As of March 31, 2020 and December 31, 2019, the amount owed is $209,531 and $226,172 respectively.

Litigation

On or about October 23, 2017, a claim was filed in the 17th Judicial Circuit Court in and for Broward County in Fort Lauderdale, Florida, by the plaintiff, Industrial and Oilfield Procurement Services, LLC, against our company. The case involves an alleged breach of contract between the parties relating to the purchase and sale of a Voraxial unit in 2015. The plaintiff has demanded a refund and damages. We are defending the case vigorously.

SALE OF INTELLECTUAL PROPERTY

On June 8, 2017, the Company and FPA, our wholly owned subsidiary, closed the transactions contemplated by the Technology Purchase Agreement dated March 13, 2017 with Schlumberger Technology Corporation, a Texas corporation, Schlumberger Canada Limited, a Canadian entity, and Schlumberger B.V., an entity organized under the laws of the Netherlands (collectively, “Schlumberger”).

At closing, we sold our intellectual property (the “Purchased Intellectual Property”), substantially consisting of the Voraxial patents, marks, software and copyrights, to Schlumberger in consideration of up to $4,000,000, of which $3,000,000 was paid to us at closing and the balance of $1,000,000 was paid in August 2019 upon satisfaction of certain post-closing conditions.

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

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

MARCH  31, 2020

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

NOTE H - LEASE

In December 2018, the Company entered into a three (3) year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. The lease is $4,839 per month, which includes common area maintenance, taxes and insurance and expires in October 2021. The lease has a one-time renewal option for three years and an increased base rent of 3%. The Company has the option to terminate the lease with three months’ notice. The Company accounts for lease in accordance with ASC Topic 842. For the three months ended March 31, 2020 and 2019, the total lease cost was $19,510 and $19,510, respectively, which includes variable lease cost of $4,771 and $4,771, respectively. Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate. For the three months ended March 31, 2020 and 2019, cash paid for operating lease liabilities was $14,516 and $14,516, respectively.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

MARCH  31, 2020

(unaudited)

NOTE I – MAJOR CUSTOMERS

During the three months ended March 31, 2020, we recorded 96% of our revenue from two customers, with each representing 57% and 39% of total revenues.

During the three months ended March 31, 2019, we recorded 100% of our revenue from three customers with each representing 64%, 22% and 14% of total revenues.

As of March 31, 2020, two of the Company’s customers represents 71% and 14%, respectively, of the total accounts receivable.

For the year ended December 31, 2019, one of the Company’s customers represents 93% of the total revenues.

As of December 31, 2019, one of the Company’s customers represents 99% of the total accounts receivables.

NOTE M – SUBSEQUENT EVENTS

Impact of the Covid-19 pandemic on our company. The Company’s operations are located in Broward County, Florida which implemented a stay at home order on March 27, 2020. Broward County was excluded from the Florida Governor’s recent Phase One reopening schedule and we do not know when the stay at home order will be lifted. The Company is unable to predict the overall impact on our company at this time. Starting in April 2020, we reorganized our manufacturing capabilities to manufacture face guards for the community, including the medical community. To date, we have generated limited revenues from the sales of face guards.

On May 4, 2020, FPA (the “Borrower”) received a loan (the “PPP Loan”) from Bank of America, N.A. in the aggregate amount of $111,971, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The PPP Loan, which was in the form of a Note dated May 4, 2020 issued by the Borrower, matures on May 4, 2022 and bears interest at a rate of 0.98% per annum, payable monthly commencing on November 6, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. FPA intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

On May 5, 2020, FPA also received an $8,000 grant from the U.S. Small Business Administration.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Application of Critical Accounting Policies

The Company’s condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of these significant accounting policies can be found in Note C to the Company’s financial statements in the Company’s 2019 10-K.

Among the significant judgments made in preparation of the Company’s financial statements are the determination of the allowance for doubtful accounts, value of equity instruments and adjustments of inventory valuations. These adjustments are made each quarter in the ordinary course of accounting.

Overview

Historically, our business was the development, manufacture and sale of the Voraxial® Separator, proprietary technology now owned by Schlumberger that efficiently separates large volumes of liquid/liquid, liquid/solids or liquid/liquid/solids fluid mixtures with distinct specific gravities. As described earlier in this report, in March 2017 we entered into a Technology Purchase Agreement with Schlumberger pursuant to which we sold our intellectual property, substantially consisting of the Voraxial patents, marks, software and copyrights, to Schlumberger. In addition, pursuant to the Technology Purchase Agreement FPA entered into a three year Supply Agreement with Cameron Solutions, Inc. which expires in June 2020, pursuant to which FPA is the exclusive supplier to Cameron Solutions, Inc. of certain Voraxial series products for use in the oil and gas industry. We continued to support Schlumberger under the Supply Agreement we signed in June 2017 as part of the Technology Purchase Agreement.

Under the Technology Purchase Agreement, we were also granted a Grant Back License to market the technology into other markets outside of the oil and gas market which we plan to pursue. We have branded our licensed products as V-Inline.

The Supply Agreement with Cameron Solutions, Inc. expires in June 2020. In 2019 we reported sales in the aggregate amount of $146,783 under this agreement, and sales of $0 during the first quarter of 2020. As of the date of this report we have not received a renewal notice from Cameron Solutions, Inc. and do not know if the agreement will be renewed or renegotiated prior to its expiration. Without a Supply Agreement, we would have to redevelop our relationships with customers in the oil and gas industry to generate revenues from this industry. However, with or without a new Supply Agreement, the oil industry will potentially be challenging as the price of oil has decreased by approximately 60% from approximately $60 per barrel in January 2020 to approximately $24 per barrel by May 11, 2020. Further, with the current economic landscape defined by the COVID-19 virus, sales in 2020 may suffer as previously discussed in the overview.

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

Impact of Covid-19 on our Company

As described elsewhere herein, we are materially dependent on revenues from a limited number of customers. Our company’s manufacturing operations are located in Broward County, Florida which is subject to a “stay at home” order. Even before the “stay at home” order was issued, we were experiencing a significant decline in orders from our customers because of disruptions in our customers’ businesses as a result of the Covid-19 pandemic. In addition, as a result of our historic concentration on sales to customers in the oil and gas industry, the decline in oil prices has had a materially adverse impact our sales beginning with the first quarter of 2020 and continuing through the second quarter of 2020. During the first quarter of 2020 we experienced a slowdown from customer’s inquiries and we expect that trend to continue until such time as the full impact of the virus is known, travel restrictions are lifted and corporate capital expenditures are normalized. We also expect delays in our supply chain, including delivery of raw materials and component products as companies throughout the country are affected by local quarantines and disruptions

While we are able to continue operations as a non-consumer facing company that can fulfill shipments with a minimal staff that can maintain social distancing, we have reduced manufacturing hours. However, starting in April 2020, we slowly increased the manufacturing hours while taking necessary precautions for the safety of our employees in our pursuit to generate sales from the manufacturing of face guards for the medical industry and the general public. We are not certain at this time if sales generated will be sufficient. To date we have generated limited revenues. Our senior management are working remotely, and we have curtailed non-essential travel, and are seeking alternative strategies for the continuation of our company.

While the foregoing are some of the immediate impacts we are witnessing, this list is not exhaustive and we are unable to predict the overall impact on our company at this time. Our loss of revenues will materially impact our liquidity, and we do not know if we have sufficient access to working capital from historic sources to continue as a going concern. Our senior management will continue to monitor our situation on a daily basis. However, we expect that these factors and others we have yet to experience will materially adversely impact our company, its business and operations for the foreseeable future.

Results of Operations for the Three Months ended March 31, 2020 and 2019:

Revenue

Our revenues decreased by approximately 7% for the three months ended March 31, 2020 from the comparable period in 2019. Our revenues are dependent upon sales to Schlumberger and our ability to develop a consistent sales channel for the V-Inline Separators. As discussed earlier in this report, we believe that our revenues for the three months ended March 31, 2020 were adversely impacted by the Covid-19 pandemic and the attendant significant drop in oil prices. Even once the effects of the pandemic on our business subsides, it may take longer than expected for business in our target markets to resume normal operations. Accordingly, at this time we are unable to predict the ultimate impact to our revenues for the remaining 2020. Further, we have reorganized our manufacturing to explore the opportunity of selling face shields to the medical industry and general public starting in April 2020. Although we may generate revenues from the sale of face shields, at this time we cannot predict how successful we will be in penetrating this market.

The majority of revenues in the first quarter of 2020 were a result of manufacturing specific machine parts for our customers. The majority of our sales in the first quarter of 2019 were a result of sales of auxiliary equipment and parts.

Cost of Goods

Our cost of goods decreased by approximately 69% for the three months ended March 31, 2020 from the comparable period 2019. This decrease is mainly due to the shift in revenues to manufacturing we experienced during the three months ended March 31, 2020 and some of the customers supplying the raw material for these projects. Our cost of goods continues to be reviewed by management in effort to obtain the best available pricing while maintaining high quality standards.

Costs and Expenses

Total costs and expenses increased by approximately 9% for the three months ended March 31, 2020 from the comparable period 2019. Included in this increase was an increase of approximately 11% in general and administrative expenses in the first quarter of 2020 from the first quarter of 2019, including increases in insurance which reflects the commencement of paid health benefits for our employees in July 2019, and repair and maintenance, which reflects basic manufacturing upkeep. In addition, payroll expense increased approximately 12% during the first quarter of 2020 as compared to the first quarter of 2019 as we experienced a higher absorption costs into our manufacturing activities in 2019. Professional fees were relatively flat from period to period.

Liquidity and Capital Resources:

Cash at March 31, 2020 was $655,495 as compared to $674,844 at December 31, 2019. Our working capital deficit at March 31, 2020 was $321,562 as compared to a working capital deficit at December 31, 2019 of $38,544. At March 31, 2020, we had an accumulated deficit of $15,162,371. Our current assets decreased by 26% at March 31, 2020 as compared to December 31, 2019, which reflects decreases in accounts receivables and cash offset by increases in our inventory and prepaid expenses. Our current liabilities decreased by 1% at March 31, 2020 as compared to December 31, 2019, which reflects a decrease in accounts payable and accrued expenses offset by increase in accrued expenses – related party.

We do not have any external sources of liquidity and we do not have any capital commitments. On May 4, 2020, FPA received a $111,971 PPP Loan as described in Note M to the unaudited condensed consolidated financial statements appearing earlier in this report. We are using the proceeds from the PPP Loan for qualifying expenses under the CARES Act. In addition, on May 5, 2020, FPA also received an $8,000 grant from the U.S. Small Business Administration. We are using those proceeds for working capital.

Summary of cash flows

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Cash flow data:
Cash provided by operating activities	$2,358	$(61,625)
Cash used in investing activities	$(5,067)	$—
Cash used in financing activities	$(16,640)	$(15,557)

Net cash provided by operating activities in the three months ended March 31, 2020 was primarily attributable to a decrease in accounts receivable and an increase in accrued expenses – related party offset in part by decreases in accounts payable and accrued expenses. ..

Net cash provided by operating activities in the three months ended March 31, 2019 was primarily attributable to a decrease in accrued expenses – related party and an increase in inventory and prepaid expenses offset in part by increases in deposit from customer and accounts payable and accrued expense. Increases in our inventory, prepaid expenses, accounts payable and accrued expenses are a result of the units we are manufacturing in fulfillment of orders we received. Increase in deposit from customer is primarily attributable to deposit received on a purchase order we received from a utility company and an order we received under the Supply Agreement.

Net cash used in financing activities during the three months ended March 31, 2020 and 2019 was primarily attributable to the repayment of the equipment note payable.

Net cash used in investing activities during the three months ended March 31, 2020 was primarily attributable to the purchase of equipment.

Continuing Losses

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

Our ability to generate future revenues, generate sufficient cash flow to pay our operating expenses and report profitable operations in future periods will depend on a number of factors, many of which are beyond our control. Our independent auditors have included in their audit report included in our 2019 10-K an explanatory paragraph that states that our working capital deficits and accumulated deficit raises substantial doubt about our ability to continue as a going concern. If we fail to achieve profitability on a quarterly or annual basis, or to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection. As a result of the above, there is substantial doubt about the ability of the Company to continue as a going concern and the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer who also serves as our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2020. Based upon continuing material weakness in the Company’s internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2019, our management concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Item 1A.	Risk Factors

We incorporate by reference the risk factors disclosed in Part I, Item 1A of our 2019 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable to our company.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference			Filed or
No.	Exhibit Description	Form	Date Filed	Exhibit Number	Furnished Herewith

2	Agreement and Plan of Reorganization(incorporated by reference to Exhibit 2 to the Registration Statement on Form 10, filed November 3, 1999, as amended	Form 10	11/03/99	2
3(i)	Articles of Incorporation	Form 10	11/03/99	3(i)
3(ii)	Bylaws	Form 10	11/03/99	3(ii)
3(iii)	Articles of Amendment to the Articles of Incorporation	8-K	11/13/17	3.2
10.1	Note dated May 4, 2020 by and between Florida Precision Aerospace, Inc. and Bank of America	8-K	5/14/20	10.1
31.1	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-4(a) Certification of Chief Financial Officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized.

Enviro Technologies, Inc.

By:	/s/ John A. Di Bella
John A. Di Bella
Chief Executive Officer and Chief Financial Officer

DATED: May 15, 2020

