Form 10-Q
period 2020-06-30
ENVIRO TECHNOLOGIES, INC.
filed 2020-08-14
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

not applicable

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: August 14, 2020, we had 49,499,497 shares of our Common Stock outstanding.

1

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

•	our ability to continue as a going concern;
•	the impact of the Covid-19 pandemic on the Company;
•	our ability to continue to generate revenues and report profitable operations;
•	our ability to pay our operating expenses and lack of access to additional capital;
•	our ability to satisfy our obligations at they become due;
•	our dependence on a limited number of customers;
•	market competition;
•	our dependence on key personnel;
•	failure to comply with government regulations;
•	potential product liability claims;
•	material weaknesses in our disclosure controls and internal control over financial reporting;
•	significant dilution if outstanding stock options are exercised; and
•	lack of an active trading market for our common stock and the impact of penny stock rules on a trading market.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “EVTN,” the “Company,” “we,” “our,” “us,” and similar terms refers to Enviro Technologies, Inc., an Idaho corporation, and our subsidiary, Florida Precision Aerospace, Inc., a Florida corporation which we refer to as “FPA.” In addition, “second quarter of 2020” refers to the three months ended June 30, 2020, “second quarter of 2019” refers to the three months ended June 30, 2019, “2019” refers to the year ended December 31, 2019 and “2020” refers to the year ending December 31, 2020. We maintain a corporate website at www.evtn.com. Unless specifically set forth to the contrary, the information which appears on our website at www.evtn.com is not part of this report.

Item 1.	Financial Statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020 (unaudited)	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$507,709	$674,844
Accounts receivable, net	10,595	297,755
Inventory, net	144,421	117,984
Prepaid expenses	12,174	20,579

Total current assets	674,899	1,111,162

FIXED ASSETS, NET	331,788	349,377
OTHER ASSETS
Operating lease asset	221,914	243,039
Security deposit	10,143	10,143
Total other assets	232,057	253,182

Total assets	$1,238,744	$1,713,721

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$323,639	$416,992
Accrued Expenses – related parties	580,815	621,465
Operating lease liability, current portion	44,444	42,973
Equipment note payable, current portion	70,613	68,276
Loan Payable, current portion	46,752	—
Total current liabilities	1,066,263	1,149,706

LONG-TERM LIABILITIES:
Operating lease liabilities, less current portion	177,470	200,066
Equipment note payable, less current portion	121,995	157,896
Loan Payable, less current portion	65,219	—
Total long-term liabilities	364,684	357,962
Total liabilities	1,430,947	1,507,668

COMMITMENTS AND CONTINGENCIES (See Note G)	—	—

SHAREHOLDERS’ EQUITY (DEFICIENCY):
Common stock, $.001 par value, 250,000,000 shares authorized; 49,499,497 and 35,784,497 shares issued and outstanding as of June 30, 2020 and December 31, 2019	49,500	35,785
Additional paid-in capital	15,191,624	15,061,889
Accumulated deficit	(15,433,327)	(14,891,621)
Total shareholders’ equity (deficiency)	(192,203)	206,053

Total liabilities and shareholders’ equity (deficiency)	$1,238,744	$1,713,721

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenues, net	$22,790	$147,333	$27,318	$152,196

Cost of goods sold	14,434	106,192	15,199	108,658

Gross profit	8,356	41,141	12,119	43,538

Costs and expenses:
Selling, general and administrative	101,108	77,868	185,316	153,932
Professional Fees	57,892	93,191	113,104	149,008
Payroll expenses	124,871	80,842	256,241	198,382

Total costs and expenses	283,871	251,901	554,661	501,322

Loss from operations	(275,515)	(210,760)	(542,542)	(457,784)

Other income (expenses):
Other Income	8,000	—	8,000	—
Interest expense	(3,441)	(4,542)	(7,164)	(9,349)

Total other income (expense)	4,559	(4,542)	836	(9,349)

Net loss before provisions for income taxes	(270,956)	(215,302)	(541,706)	(467,133)
Provisions for income taxes	—	—	—	—
NET LOSS	$(270,956)	$(215,302)	$(541,706)	$(467,133)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	38,949,497	35,784,497	37,366,997	35,784,497

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

 ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
EQUITY (DEFICIENCY)

(Unaudited)

For the three months ended June 30, 2020 and 2019

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – March 31, 2019 (unaudited)	35,784,497	$35,785	$15,061,889	$(15,737,489)	$(639,815)

Net Loss for the three months ended June 30, 2019	—	—	—	(215,302)	(215,302)

Balance – June 30, 2019 (unaudited)	35,784,497	$35,785	$15,061,889	$(15,952,791)	$(855,117)
Balance – March 31, 2020 (unaudited)	35,784,497	$35,785	$15,061,889	$(15,162,371)	$(64,697)

Stock issued for exercise of options in exchange for accrued expenses - related parties and accounts payable	13,365,000	13,365	120,285	—	133,650

Stock issued for services to employees	350,000	350	9,450	—	9,800

Net Loss for the three months ended June 30, 2020	—	—	—	(270,956)	(270,956)

Balance – June 30, 2020 (unaudited)	49,499,497	$49,500	$15,191,624	$(15,433,327)	$(192,203)

For the six months ended June 30, 2020 and 2019

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2018	35,784,497	$35,785	$15,061,889	$(15,485,658)	$(387,984)

Net Loss for the six months ended June 30, 2020	—	—	—	(467,133)	(467,133)

Balance – June 30, 2019 (unaudited)	35,784,497	$35,785	$15,061,889	$(15,952,791)	$(855,117)
Balance - December 31, 2019	35,784,497	$35,785	$15,061,889	$(14,891,621)	$206,053

Stock issued for exercise of options in exchange for accrued expenses - related parties and accounts payable	13,365,000	13,365	120,285	—	133,650

Stock issued for services to employees	350,000	350	9,450	—	9,800

Net Loss for the six months ended June 30, 2020	—	—	—	(541,706)	(541,706)

Balance – June 30, 2020 (unaudited)	49,499,497	$49,500	$15,191,624	$(15,433,327)	$(192,203)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(541,706)	$(467,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,656	22,529
Amortization of operating lease asset	21,125	21,343
Stock issued for services	9,800	—
Changes in assets and liabilities:
Accounts receivable	287,160	(68,372)
Inventory	(26,437)	(131,981)
Prepaid expenses	8,405	(179,978)
Accounts payable and accrued expenses	(30,353)	14,978
Deposit from customers	—	460,513
Operating lease liability	(21,125)	(21,343)
Accrued expenses – related parties	30,000	(255,000)
Net cash used in operating activities	(240,475)	(604,444)

Cash Flows from Investing Activities:
Purchase of equipment	(5,067)	—
Net cash used in Investing activities	(5,067)	—

Cash Flows from Financing Activities:
Repayment of equipment note payable	(33,564)	(31,379)
Loan payable issuance	111,971	—
Net cash (used in) provided by financing activities	78,407	(31,379)

Net decrease in cash and cash equivalents	(167,135)	(635,823)

Cash and cash equivalents, beginning of period	674,844	1,223,863

Cash and cash equivalents, end of period	$507,709	$588,040

Supplemental Disclosures
Cash paid during the period for interest	$7,164	$9,349
Cash paid during the period for taxes	$—	$—

Supplemental Disclosure of non-cash activities
Operating lease asset obtained in exchange for operating lease liability	$—	$284,808
Stock issued for exercise of options in exchange for accounts payable	$42,000	$—
Stock issued for exercise of options in exchange for accrued expenses - related parties	$91,650	$—

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2020

(unaudited)

NOTE A - ORGANIZATION AND OPERATIONS

Organization

Enviro Technologies, Inc., an Idaho corporation (the “Company”), is a high precision manufacturer that developed a proprietary environmental and industrial separation technology called the Voraxial® Separator (the “Separation Technology”). Historically we sold this technology mainly in the oil and gas industry. In 2017, the Company sold its patented Voraxial Separator to Cameron Solutions, Inc., an affiliate of Schlumberger Technology Corporation pursuant to a Technology Purchase Agreement and received a three-year Supply Agreement to manufacture the separator for Cameron. The agreement expired in June 2020 and the Company decided not to pursue Cameron for an extension as the agreement did not generate sufficient revenues. As part of the agreement, the Company received a Grant Back License to sell the Separation Technology in markets outside of the oil and gas markets, which include mining, sewage, manufacturing, waste-to-energy, food processing industry, among others. The Company rebranded the technology as the V-Inline Separator and is continuing to pursue these opportunities.

Florida Precision Aerospace, Inc., a Florida corporation (“FPA”), is the wholly-owned subsidiary of the Company and is used to manufacture, assemble and test the V-Inline Separator. FPA is also transitioning to manufacture high precision parts for other customers.

NOTE B – GOING CONCERN

Since entering into the Technology Purchase Agreement in June 2017, we have generated limited revenues under the Supply Agreement and Grant Back License. The Supply Agreement expired in June 2020. As we did not generate significant revenues from this agreement, we did not pursue Cameron for an extension in its current state. However, we have had discussions to develop a modified agreement. The Company’s non-compete agreement in the oil and gas industry also expired in June 2020. The Grant Back License did not expire. There are no assurances that we will enter into a new Supply Agreement and/or the Grant Back License will ever generate any material revenues. However, we intend to continue to seek opportunities for the V-Inline Separator. Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control, including the impact of Covid-19, competitive efforts and general economic trends. There are no assurances we will be able to continue to generate revenues or report profitable operations in the future. Without a new Supply Agreement, we will need to redevelop our relationships with customers in the oil and gas industry to generate revenues from this industry. Regardless of our ability to enter into a new Supply Agreement, the oil industry will potentially be challenging as the price of oil futures has decreased significantly during the past six months and reached all-time low of negative $40 per barrel during the first six months of 2020. Further, with the current economic condition impacted by the Covid-19 virus, including weak oil prices, this may have a negative effect on the potential for sales of V-Inline Separators.

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have begun to have a significant adverse impact upon many sectors of the economy, including our industry.

In response to these measures, the “stay at home” order issued in April 2020 by the Governor of the State of Florida where our business is located, and for the protection of our employees and customers, we temporarily reduced non-essential staffing at our corporate office and altered work schedules at our manufacturing and warehouse facilities. In addition, our senior management and our office personnel began working remotely and maintaining full capabilities to serve our customers. On May 4, 2020 the Florida “stay at home” order was lifted and the phased reopening of the State of Florida began.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2020

(unaudited)

In an effort to conserve our cash resources to sustain our operations until such time as the economy begins returning to pre-Covid-19 pandemic activity levels, we have reduced employee hours and have begun marketing our machining capabilities to local manufactures; however, we have not generated material revenues from this focus as of June 30, 2020. In April 2020, we began pursuing the manufacturing and selling of face shields for the general public and medical industry. To date we have generated limited revenues from the sales of face shields. There are no assurances, however, that these efforts will be sufficient to permit us to pay our operating expenses. In that event, we may be required to further scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection.

At June 30, 2020, we had a working capital deficit of $391,364, an accumulated deficit of $15,433,327. We do not have any external sources of liquidity. Our revenues have declined for the first two quarters of 2020 from the fourth quarter of 2019 as a result of the impact of the Covid-19 pandemic and the significant drop in oil prices. We were able to supplement some of the lost revenue stream we historically experienced from the sale of Voraxial and V-Inline separator, which was significantly impacted by the drop of oil prices and Covid-19 pandemic, by increasing our high precision manufacturing activities and selling face shields. Sales of Face shields represented 63% of revenues generated during the six months ended June 30, 2020. We do not anticipate generating significant revenues from face shields for the balance of 2020 as the inconsistent supply chain and influx of competitors make the market challenging. We will continue to market our manufacturing capabilities and the V-Inline Separator.

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the company’s annual consolidated financial statements, notes and accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on April 14, 2020. In the opinion of management, all adjustments, which are necessary to provide a fair presentation of financial position as of June 30, 2020, and the related operating results and cash flows for the interim period presented, have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2020

(unaudited)

Revenue Recognition

The Company derives its revenue from the sale of the V-Inline Separators and some high precision manufacturing projects. We have also generated revenues from the sale of the Voraxial Separator to one customer, Schlumberger, through the Supply Agreement which expired in June 2020. We pursued designing, manufacturing and selling face shields during the quarantine period and are constantly seeking other sources of revenues. We account for revenue in accordance with ASC Topic 606.

Revenues that are generated from high precision manufacturing projects are recognized when we satisfy a performance obligation by transferring control of the promised goods or services to our customers at a point in time, in an amount specified in the contract with our customer and that reflects the consideration we expect to be entitled to in exchange for those goods or services. The Company also assesses our customer’s ability and intention to pay, which is based on a variety of factors including our customer’s historical payment experience and financial condition.

Revenues that are generated from sales of V-Inline separators, auxiliary equipment and parts and face shields are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. As of June 30, 2020, and December 31, 2019, respectively, there was $0 and $0, respectively, of deposits from customers. During the three and six months ended June 30, 2020, we derived 24% and 37% of our revenues, respectively, from high precision manufacturing projects. The balance was due to the sales of face shields.

ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is a doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, and its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collections. At June 30, 2020 and December 31, 2019, the Company has $254 and $254 in the allowance for doubtful accounts, respectively.

Fair Value of Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses at June 30, 2020 and December 31, 2019, approximate their fair value because of their relatively short-term nature.

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of June 30, 2020 and December 31, 2019.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2020

(unaudited)

Level 2— inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of June 30, 2020 and December 31, 2019.

Level 3— inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of June 30, 2020 and December 31, 2019.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate (“FDIC”) limits. As of June 30, 2020, the Company has a cash concentration of $237,267 in excess of FDIC limits.

Inventory

Inventory primarily consists of components, including raw material and finished parts for the V-Inline Separator and face shields and is priced at lower of cost or net realizable value. Net realizable value is defined as sales price less cost of completion, disposable and transportation and a normal profit margin. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of June 30, 2020, and December 31, 2019:

	June 30, 2020	December 31, 2019
Raw materials	$58,564	$38,935
Work in process	12,907	—
Finished goods	72,950	79,049
Total	$144,421	$117,984

Inventory amounts are presented net of allowance for inventory reserves of $66,937 and $66,937 as of June 30, 2020 and December 31, 2019, respectively.

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

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2020

(unaudited)

Net Loss Per Share

In accordance with the accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. As of June 30, 2020 and 2019 the Company has 100,000 and 13,465,000 shares issuable upon the exercise of options, respectively, which are anti-dilutive. A separate computation of diluted loss per share is not presented.

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

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. The reclassification had no impact on the Company’s new loss of cash flow.

Recent Accounting Pronouncements

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2020

(unaudited)

NOTE D - RELATED PARTY TRANSACTIONS

Effective January 1, 2018 the annual compensation of the Company’s chief executive officer is $210,000. For the three months ended June 30, 2020, the Company incurred salary expenses for the Chief Executive Officer of the Company of $52,500. During the six months ended June 30, 2020, a total of $75,000 of salary have been paid and $81,650 of accrued salary were used to exercise the options for Mr. DiBella, Adele DiBella, and two employees of the Company (See Note F). The total unpaid balance as of June 30, 2020 is $559,315 and is included in accrued expenses – related party. During the three months ended June 30, 2019, the Company incurred salary expenses from the Chief Executive Officer of the Company of $52,500. During the six months ended June 30, 2019, a total of $360,000 of salary and accrued salary have been paid. The total unpaid balance as of June 30, 2019 is $558,761 and is included in accrued expenses – related party.

Effective July 1, 2017, Raynard Veldman, a member of the Company’s board of directors, receives a fee of $2,500 per month for consulting services. During the three and six months ended June 30, 2020 and 2019, Mr. Veldman received consulting fees of $7,500 and $15,000, respectively.

During the three and six months ended June 30, 2020 and 2019, Mr. Veldman, received compensation for being a member of the Company’s board of directors of $3,000 and $6,000, respectively. Mr. John DiBella does not receive compensation for being a member of the Company’s board of directors.

During the three months ended June 30, 2020, Mr. Veldman reduced his accrued expense by $10,000 to exercise his options (See Note F). As of June 30, 2020 and December 31, 2019, the total unpaid balance is $21,500 and $10,500, respectively.

On June 9, 2020, the Company issued 3,800,000 shares of its common stock to a related party in connection with the exercise of a stock option at an exercise price of $0.01. Mr. DiBella agreed reduce his accrued salary in the amount of $3,000 for the exercise of options and an outside consultant agreed to reduce her payable in the amount of $35,000 for the exercise of options.

NOTE E – FIXED ASSETS

Fixed assets as of June 30, 2020 and December 31, 2019 consist of:

	June 30, 2020	December 31, 2019
Machinery and equipment	$938,312	$933,245
Furniture and fixtures	14,498	14,498
Autos and Trucks	5,294	5,294
Total	958,104	953,037
Less: accumulated depreciation	(626,316)	(603,660)
Fixed Assets, net	$331,788	$349,377

Depreciation expense was $11,328 and $11,265 for the three months ended June 30, 2020 and 2019, respectively.

Depreciation expense was $22,656 and $22,529 for the six months ended June 30, 2020 and 2019, respectively.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2020

(unaudited)

note f – shareholders’ equity

COMMON STOCK

On June 9, 2020, the Company issued to 350,000 shares of its common stock to employees at $0.028 per share, or $9,800, for services rendered. The Company valued these common shares based on the fair value at the date of grant.

On June 9, 2020, the Company issued 7,700,000 shares of its common stock to our Chief Executive Officer in connection with the exercise of a stock option at an exercise price of $0.01. Mr. DiBella reduced his accrued salary in the amount of $77,000 for the exercise of options.

On June 9, 2020, the Company issued 1,000,000 shares of its common stock to Raynard Veldman, a member of the Company’s board of directors in connection with the exercise of a stock option at an exercise price of $0.01. Mr. Veldman reduced his accrued consulting and Board of Director fees in the amount of $10,000 for the exercise of options.

On June 9, 2020, the Company issued 700,000 shares of its common stock to an outside consultant in connection with the exercise of a stock option at an exercise price of $0.01. The consultant agreed to reduce her payable in the amount of $7,000 for the exercise of options.

On June 9, 2020, the Company issued 165,000 shares of its common stock to two employees in connection with the exercise of a stock option at an exercise price of $0.01. Mr. DiBella agreed reduce his accrued salary in the amount of $1,650 for the exercise of options.

On June 9, 2020, the Company issued 3,800,000 shares of its common stock to a related party in connection with the exercise of a stock option at an exercise price of $0.01. Mr. DiBella agreed reduce his accrued salary in the amount of $3,000 for the exercise of options and an outside consultant agreed to reduce her payable in the amount of $35,000 for the exercise of options.

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

On June 9, 2020, our Chief Executive Officer exercised 7,700,000 stock options at an exercise price of $0.01 per share. Mr. DiBella agreed to reduce his accrued salary in the amount of $77,000 for the exercise of options.

On June 9, 2020, Raynard Veldman, a member of the Company’s board of directors exercised 1,000,000 stock options at an exercise price of $0.01 per share. Mr. Veldman agreed to reduce his accrued consulting fees in the amount of $10,000 for the exercise of options.

On June 9, 2020, an outside consultant exercised 700,000 stock options at an exercise price of $0.01 per share. The consultant agreed to reduce the payables due in the amount of $7,000 for the exercise of options. In addition, a related party exercised 3,800,000 stock options at an exercise price of $0.01 per share. The consultant agreed to reduce the payables due in the amount of $35,000 for the exercise of options for the related party. In addition, Mr. DiBella agreed to reduce his accrued salary in the amount of $3,000 for the exercise of options for the related party.

On June 9, 2020, two employees exercised 165,000 stock options at an exercise price of $0.01 per share. Mr. DiBella agreed to reduce his accrued salary in the amount of $1,650 for the exercise of options for these three employees.

Information with respect to options outstanding and exercisable at June 30, 2020 is as follows:

	Number Outstanding	Exercise Price	Number Exercisable
Balance, December 31, 2019	13,465,000	$0.01	13,465,000
Issued	-	-	-
Expired	-	-	-
Exercised	(13,365,000)	$0.01	(13,365,000)
Forfeited	-	-	-
Balance, June 30, 2020	100,000	$0.01	100,000

Exercise Price	Number Outstanding at June 30, 2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2020	Weighted Average Exercise Price
0.01	100,000	3.38	0.01	100,000	0.01
Total	100,000	-	-	100,000	-

The aggregate intrinsic value represents the excess amount over the exercise price optionees would have received if all the options have been exercised on the last business day of the period indicated based on the Company’s closing stock price of for such day. The aggregate intrinsic value as of June 30, 2020 is $1,490.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2020

(unaudited)

NOTE G – COMMITMENTS AND CONTINGENCIES

LOAN PAYABLE

On May 4, 2020, FPA received a loan (the “PPP Loan”) from Bank of America, N.A. in the aggregate amount of $111,971, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The PPP Loan, which was in the form of a Note dated May 4, 2020 issued by FPA, matures on May 4, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on November 6, 2020. The Note may be prepaid by FPA at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. FPA intends to use the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP Loan, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. We intend to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act.

	June 30, 2020	December 31, 2019

Loan payable	$111,971	$—
Less: current portion	(46,752)	—
Long-term loan payable	$65,219	$—

On May 5, 2020, FPA also received an $8,000 grant from the U.S. Small Business Administration. The Company recognized the grant as other income during the six months ended June 30, 2020.

EQUIPMENT NOTE PAYABLE

In July 2017, the Company entered into a financing agreement for the purchase of CNC machining equipment valued at approximately $426,000. The machining equipment was received in July 2017 and is used for the manufacture of Voraxial and V-Inline Separators, as well as for the manufacturing of high precision parts for customers. Under the terms of the agreement the Company made an initial down payment of $85,661 and financed the remaining balance of $340,644. The Company is required to make monthly payments of $6,788 through January 2023. As of June 30, 2020, and December 31, 2019, the amount owed is $192,608 and $226,172 respectively.

	June 30, 2020	December 31, 2019

Equipment note payable	$192,608	$226,172
Less: current portion	(70,613)	(68,276)
Long-term equipment note payable	$121,995	$157,896

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

JUNE 30, 2020

(unaudited)

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

In addition, at closing FPA entered into a Framework Agreement (the “Supply Agreement”) with Cameron Solutions, Inc. (“Cameron Solutions”), a Houston, Texas-based company engaged in the development, manufacture and sale of equipment used in the oil and gas industry. The Supply Agreement expired in June 2020. As we did not generate significant revenues from this agreement, we did not pursue Cameron for an extension under the original terms. However, we have had discussions to develop a new agreement. The Company’s non-compete agreement in the oil and gas industry also expired in June 2020.

For a period of three years following the closing of the Technology Purchase Agreement, which expired in June 2020, the Company and Raynard Veldman and John Di Bella have agreed to not participate or cause participation in the oil-and-gas market in relation to phase or constituent sensing or separation which is defined as, liquid-liquid, liquid-solid or liquid-gas separation and gas or liquid sensing, including all product lines and services related thereto and including the Voraxial product line and services, except to the extent necessary to: (i) repair or service, but not remanufacture, any goods the Company sold to third persons prior to closing; (ii) fulfill, on or after closing, any customer obligation; or (iii) comply with any term or condition of the Agreement. In addition, the Company shall take all reasonable measures to ensure the confidentiality and prevent the improper use of all trade secrets. As the term has expired, the Company may review opportunities in the oil and gas industry.

NOTE H - LEASE

In December 2018, the Company entered into a three (3) year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. The lease is $4,839 per month, which includes common area maintenance, taxes and insurance and expires in October 2021. The lease has a one-time renewal option for three years and an increased base rent of 3%. The Company has the option to terminate the lease with three months’ notice. The Company accounts for lease in accordance with ASC Topic 842. For the three months and six months ended June 30, 2020 and 2019, the total lease cost was approximately $14,700 and $29,400, respectively which included variable cost of approximately $4,500 and $9,000 respectively. For the six months ended June 30, 2020 and 2019, cash paid for operating liabilities was approximately $24,000 and $29,000, respectively.

	June 30, 2020	December 31, 2019

Operating lease liability	$221,914	$243,039
Less: current portion	(44,444)	(42,973)
Long-term operating lease liability	$177,470	$200,066

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2020

(unaudited)

NOTE I – MAJOR CUSTOMERS

During the six months ended June 30, 2020, we recorded 72% of our revenue from two customers, with each representing 60% and 12% of total revenues.

During the three months ended June 30, 2020, we recorded 86% of our revenue from two customers, with each representing 73% and 13% of total revenues.

During the three and six months ended June 30, 2019, we recorded 100% and 98% of our revenue from one customer.

As of June 30, 2020, three of the Company’s customers represents 62%, 15% and 11%, respectively, of the total accounts receivable.

As of December 31, 2019, one of the Company’s customers represents 99% of the total accounts receivables.

NOTE M – SUBSEQUENT EVENTS

On June 23, 2020, FPA executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the Covid-19 pandemic on the Company’s business. Pursuant to that certain Loan Authorization and Agreement, the principal amount of the EIDL Loan is up to $150,000, with proceeds to be used for working capital purposes. The EIDL Loan requires all requests for disbursements be made by December 23, 2020 (six months after the date of the EIDL Loan), unless the SBA, in its sole discretion, extends the disbursement period. If FPA does not request disbursements by such date, the EIDL Loan commitment will terminate and FPA will lose the ability to draw the funds. On July 16, 2020, the Company has requested $150,000 in disbursements under the EIDL Loan. The funds were received on July 20, 2020. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning June 23, 2021 (12 months from the date of the SBA note) in the amount of $731. The balance of principal and interest is payable 30 years from the date of the SBA Note. In connection therewith, FPA executed (i) a note for the benefit of the SBA, which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of FPA, which also contains customary events of default.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Historically, our business was the development, manufacture and sale of the Voraxial® Separator, proprietary technology now owned by Schlumberger that efficiently separates large volumes of liquid/liquid, liquid/solids or liquid/liquid/solids fluid mixtures with distinct specific gravities. As described earlier in this report, in March 2017 we entered into a Technology Purchase Agreement with Schlumberger pursuant to which we sold our intellectual property, substantially consisting of the Voraxial patents, marks, software and copyrights, to Schlumberger. In addition, pursuant to the Technology Purchase Agreement FPA entered into a three year Supply Agreement with Cameron Solutions, Inc. which expired in June 2020. We have had discussions to develop a new agreement; however there is no assurances that a new agreement will be finalized. The Company’s non-compete agreement in the oil and gas industry also expired in June 2020. Without a Supply Agreement, we will have to redevelop our relationships with customers in the oil and gas industry to generate revenues from this industry. Regardless of our ability to negotiate a new Supply Agreement, the oil industry will potentially be challenging as the price of oil futures reached a negative $40 per barrel in 2020. Further, with the current economic landscape defined by the COVID19 virus, sales in 2020 may continue to suffer. We plan to continue to support Schlumberger under new terms on a per project basis.

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

Manufacturing

With the softening for high end capital expenditures projects in markets that can utilize the Voraxial and V-Inline separator, we are exploring leveraging our manufacturing capabilities to pursue high precision manufacturing projects. Further, we designed our version of a face shield which we manufactured and sold during the quarter ended June 30, 2020 to the medical industry and general public. Although we achieved 63% of our revenues in the quarter ended June 30, 2020 from the sale of face shields, we do not anticipate this market opportunity to continue as the supply chain and margins are challenging with many companies entering this market. We continue to market our manufacturing capabilities.

Impact of Covid-19 on our Company

As described elsewhere herein, we are materially dependent on revenues from a limited number of customers. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have begun to have a significant adverse impact upon many sectors of the economy, including our industry.

In response to these measures, the “stay at home” order issued in April 2020 by the Governor of the State of Florida where our business is located, and for the protection of our employees and customers, we eliminated non-essential travel, and altered work schedules at our manufacturing facility. In addition, our senior management began working remotely. On May 4, 2020 the Florida “stay at home” order was lifted and the phased reopening of the State of Florida began.

Even before the “stay at home” order was issued, we were experiencing a significant decline in orders from our customers because of disruptions in our customers’ businesses as a result of the Covid-19 pandemic. In addition, as a result of our historic concentration on sales to customers in the oil and gas industry, the decline in oil prices has had a materially adverse impact our sales beginning with the first quarter of 2020 and continuing through the second quarter of 2020. During the first six months of 2020 we experienced a slowdown from customer’s inquiries in all industries and we expect that trend to continue until such time as the full impact of the virus is known, travel restrictions are lifted and corporate capital expenditures are normalized. We also expect delays in our supply chain, including delivery of raw materials and component products as companies throughout the country are affected by local quarantines and disruptions.

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

Results of Operations for the Three Months and Six Months ended June 30, 2020 and 2019:

Revenue

Our revenues decreased by approximately 85% and approximately 82%, respectively, for the three and six months ended June 30, 2020 from the comparable periods in 2019. Our revenues have been dependent in the past few years on sales to Schlumberger and our ability to develop a consistent sales channel for the V-Inline Separators. As discussed earlier in this report, we believe that our revenues for the three months ended June 30, 2020 were adversely impacted by the Covid-19 pandemic and the attendant significant drop in oil prices. Even once the effects of the pandemic on our business subsides, which at this moment we do not know when this may occur, it may take longer than expected for business in our target markets to resume normal operations. Accordingly, at this time we are unable to predict the ultimate impact to our revenues for the remaining 2020. We continue to try to leverage our manufacturing capabilities by exploring different opportunities, such as high precision manufacturing and manufacturing of face shields. In the three and six months ended June 30, 2020, we derived

76% and 63%, respectively, of our revenues from the sale of face shields to the medical industry and general public. We do not expect additional sales of face shields as the supply chain and margins proved to be challenging.

The majority of revenues in the second quarter and first six months of 2020 were a result of high precision manufacturing for our customers and the sale of face shields. The majority of our sales in the second quarter and first six months of 2019 were a result of Voraxial sales and sales of auxiliary equipment and parts

Cost of Goods

Our cost of goods decreased by approximately 86% for each of the second quarter and first six months of 2020 from the comparable periods 2019. This decrease is mainly due to the significant decline in revenues and shift in revenues to manufacturing high precision components and face shields we experienced during the three and six months ended June 30, 2020 as compared to Voraxial Separator in 2019. Our cost of goods continues to be reviewed by management in effort to obtain the best available pricing while maintaining high quality standards.

Costs and Expenses

Total costs and expenses increased by approximately 13% and approximately 11%, respectively, for the second quarter and first six months of 2020 from the comparable periods 2019. Included in this increase was an increase in general and administrative expenses, including increases in insurance which reflects the commencement of paid health benefits for our employees in July 2019, and repair and maintenance, which reflects basic manufacturing upkeep. In addition, payroll expense increased during the 2020 periods as compared to the 2019 periods as we experienced a higher absorption costs into our manufacturing activities of Voraxial Separator in 2019 which was offset by a non-cash expense for issuance of stock to our employees in 2020. Professional fees decreased as we continue to minimize expenses.

TOTAL OTHER INCOME (EXPENSE)

During the second quarter of 2020 we received a $8,000 grant from the Small Business Association for working capital which is reflected as other income during the period. We did not have comparable income during the 2019 period. Interest expense represents the amounts due under the financing agreement for the CNC machine.

Liquidity and Capital Resources:

Cash at June 30, 2020 was $507,709 as compared to $674,844 at December 31, 2019. Our working capital deficit at June 30, 2020 was $391,364 as compared to a working capital deficit at December 31, 2019 of $38,544. At June 30, 2020, we had an accumulated deficit of $15,433,327. Our current assets decreased by 39% at June 30, 2020 as compared to December 31, 2019, which reflects decreases in cash, accounts receivables and prepaid expenses offset by increases in our inventory. Our current liabilities decreased by 7% at June 30, 2020 as compared to December 31, 2019, which reflects a decrease in accounts payable and accrued expenses and accrued expenses – related party, offset by the note payable issued during the quarter.

We do not have any external sources of liquidity and we do not have any capital commitments. On May 4, 2020, FPA received a $111,971 PPP Loan as described in Note G to the unaudited condensed consolidated financial statements appearing earlier in this report. We are using the proceeds from the PPP Loan for qualifying expenses under the CARES Act. In addition, on May 5, 2020, FPA also received an $8,000 grant from the U.S. Small Business Administration. We are using those proceeds for working capital. Lastly, in July, 2020 FPA also received a $150,000 EIDL Loan from the SBA at a per annum interest rate of 3.75%. Installment payments, including principal and interest, of $731.00 monthly, will begin 12 months from the date of the promissory note. The proceeds from the EIDL Loan may be used for our general operating expenses.

Summary of cash flows

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2020	2019
	(Unaudited)
Cash flow data:
Net cash (used) in operating activities	$(240,975)	$(604,444)
Net cash (used) in investing activities	$(5,067)	$—
Net cash (used in) provided by financing activities	$78,407	$(31,379)

Net cash used in operating activities in the six months ended June 30, 2020 was primarily attributable to our net loss for the period, increase in inventory and decrease in accounts payable and accrued expenses. These were offset by decreases in accounts receivable and accrued expenses- related parties.

Net cash used in operating activities in the six months ended June 30, 2019 was primarily attributable to our net loss for the period, a decrease in accrued expenses – related party and increases in inventory and prepaid expenses offset in part by an increase in deposit from customer. Increase in deposit from customer is primarily attributable to deposit received on a purchase order we received from a utility company.

Net cash used in investing activities during six months ended June 30, 2020 was attributable to the purchase of equipment. We did not have a comparable expense in the 2019 period.

Net cash provided by financing activities during the six months ended June 30, 2020 was primarily attributable to proceeds from the PPP loan offset by the repayment of the equipment note payable. Net cash used in financing activities during the 2019 period reflected the repayment of the equipment note payable.

Continuing Losses and Going Concern

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer who also serves as our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2020. Based upon continuing material weakness in the Company’s internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2019, our management concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

We incorporate by reference the risk factors disclosed in Part I, Item 1A of our 2019 Form 10-K, and our subsequent filings with the SEC, subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in such Form 10-K and our subsequent filings. We expect that these risks will continue to be exacerbated by the impact of the Covid-19 pandemic on our company and any worsening of the economic environment.

Our loan under the Paycheck Protection Program may not be forgiven.

We have received loan proceeds in the amount of approximately $111,971 under the PPP. Under the terms of the CARES Act, PPP loan recipients can apply for loan forgiveness. The potential loan forgiveness for all or a portion of the PPP Loan is determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The amount of loan forgiveness will be reduced if PPP loan recipients terminate employees or reduce salaries during the covered period. While we currently believe that our use of the loan proceeds will meet the conditions for forgiveness of the PPP Loan, there can be no assurance that forgiveness for any portion of the PPP Loan will be obtained.

We have granted the SBA a blanket security interest in our assets under the terms of the EIDL Loan.

Under the terms of the EIDL Loan, FPA granted the SBA in blanket security interest in its assets which represent substantially all of our assets. In the event we should default under the EIDL Loan it is possible that the SBA may foreclose on all our assets. In that event, our ability to continue our business and operations as presently conducted would cease and investors would likely loose their entire investment in our company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 9, 2020, the Company issued 350,000 shares of its common stock to five employees at $0.028 per share, or $9,800, for services rendered. The shares were issued pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.  The shares contain a legend restricting their transferability absent registration or applicable exemption. The employees are sophisticated investors and had access to business and financial information concerning the company.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable to our company.

Item 5.	Other Information

On June 23, 2020, FPA executed the standard loan documents required for securing a $150,000 EIDL Loan from the SBA. Pursuant to that certain Loan Authorization and Agreement, with proceeds to be used for working capital purposes. The EIDL Loan requires all requests for disbursements be made by December 23, 2020 (six months after the date of the EIDL Loan), unless the SBA, in its sole discretion, extends the disbursement period. If the Company does not request disbursements by such date, the EIDL Loan commitment will terminate and FPA will lose the ability to draw the funds. On July 16, FPA has accepted to receive the loan amount of $150,000 under the EIDL Loan. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning July 16, 2021 (12 months from the date of the SBA note) in the amount of $731. The balance of principal and interest is payable 30 years from the date of the SBA note. In connection therewith, FPA executed (i) a note for the benefit of the SBA which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of FPA, which also contains customary events of default.

Item 6.	Exhibits

		Incorporated by Reference			Filed or
No.	Exhibit Description	Form	Date Filed	Exhibit Number	Furnished Herewith

2	Agreement and Plan of Reorganization	Form 10	11/03/99	2
3(i)	Articles of Incorporation	Form 10	11/03/99	3(i)
3(ii)	Bylaws	Form 10	11/03/99	3(ii)
3(iii)	Articles of Amendment to the Articles of Incorporation	8-K	11/13/17	3.2
10.1	Note dated May 4, 2020 by and between Florida Precision Aerospace, Inc. and Bank of America	8-K	5/14/20	10.1
10.2	Loan Authorization and Agreement dated June 23, 2020				Filed
31.1	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-4(a) Certification of Chief Financial Officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized.

Enviro Technologies, Inc.

By:	/s/ John A. Di Bella
John A. Di Bella
Chief Executive Officer and Chief Financial Officer

DATED: August 14, 2020

