Form 10-Q
period 2020-09-30
ENVIRO TECHNOLOGIES, INC.
filed 2020-11-12
CIK 1043894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File Number: 000-30454

Enviro Technologies, Inc.
(Exact name of registrant as specified in its charter)

IDAHO	65-0742890
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On November 9, 2020, the issuer had 4,950,125 shares of our Common Stock outstanding.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part I, Item 1A. - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2020 (the "2019 10-K"), our Quarterly Report on Form 10-Q for the period ended June 30, 2020 as filed with the SEC on August 14, 2020, as well as our other filings with the SEC. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

All share data contained herein gives pro forma effect to the 10:1 reverse stock split of our common stock which was effective on September 10, 2020.

Unless specifically set forth to the contrary, when used in this report the terms “EVTN,” the “Company,” “we,” “our,” “us,” and similar terms refers to Enviro Technologies, Inc., an Idaho corporation, and our subsidiary, Florida Precision Aerospace, Inc., a Florida corporation which we refer to as “FPA.” In addition, “third quarter of 2020” refers to the three months ended September 30, 2020, “third quarter of 2019” refers to the three months ended September 30, 2019, “2019” refers to the year ended December 31, 2019 and “2020” refers to the year ending December 31, 2020. We maintain a corporate website at www.evtn.com. Unless specifically set forth to the contrary, the information which appears on our website at www.evtn.com is not part of this report.

Item 1.	Financial Statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020 (unaudited)	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$480,845	$674,844
Accounts receivable, net	11,899	297,755
Inventory, net	141,760	117,984
Prepaid expenses	12,174	20,579

Total current assets	646,678	1,111,162

FIXED ASSETS, NET	320,460	349,377
OTHER ASSETS
Operating lease asset	211,082	243,039
Security deposit	10,143	10,143
Total other assets	221,225	253,182

Total assets	$1,188,363	$1,713,721

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$334,138	$416,992
Accrued Expenses – related parties	611,815	621,465
Operating lease liability, current portion	45,199	42,973
Equipment note payable, current portion	70,613	68,276
Loans Payable, current portion	65,867	—
Total current liabilities	1,127,632	1,149,706

LONG-TERM LIABILITIES:
Operating lease liabilities, less current portion	165,883	200,066
Equipment note payable, less current portion	121,995	157,896
Loans Payable, less current portion	196,104	—
Total long-term liabilities	483,982	357,962
Total liabilities	1,611,614	1,507,668

COMMITMENTS AND CONTINGENCIES (See Note G)	—	—

SHAREHOLDERS’ EQUITY (DEFICIENCY):
Common stock, $.001 par value, 250,000,000 shares authorized; 4,950,125 and 3,578,625 shares issued and outstanding as of September 30, 2020 and December 31, 2019	4,951	3,579
Additional paid-in capital	15,236,173	15,094,095
Accumulated deficit	(15,664,375)	(14,891,621)
Total shareholders’ equity (deficiency)	(423,251)	206,053

Total liabilities and shareholders’ equity (deficiency)	$1,188,363	$1,713,721

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues, net	$14,197	$3,587	$41,515	$155,783

Cost of goods sold	2,947	1,111	18,146	109,769

Gross profit	11,250	2,476	23,369	46,014

Costs and expenses:
Selling, general and administrative	71,668	88,001	256,984	241,933
Professional Fees	47,698	34,688	160,802	183,696
Payroll expenses	122,832	123,498	379,073	321,880

Total costs and expenses	242,198	246,187	796,859	747,509

Loss from operations	(230,948)	(243,711)	(773,490)	(701,495)

Other income (expenses):
Other Income	—	—	8,000	—
Interest expense	(100)	(4,274)	(7,264)	(13,623)

Total other expense	(100)	(4,274)	736	(13,623)

Net loss before provisions for income taxes	(231,048)	(247,985)	(772,754)	(715,118)
Provisions for income taxes	—	—	—	—
NET LOSS	$(231,048)	$(247,985)	$(772,754)	$(715,118)

Net loss per common share - basic and diluted	$(0.05)	$(0.07)	$(0.19)	$(0.20)
Weighted average number of common shares outstanding - basic and diluted	4,950,125	3,578,625	4,144,244	3,578,625

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

 ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
EQUITY (DEFICIENCY)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

For the three months ended September 30, 2020 and 2019

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – June 30, 2019 (unaudited)	3,578,625	$3,579	$15,094,095	$(15,952,791)	$(855,117)
Net Loss for the three months ended September 30, 2019	—	—	—	(247,985)	(247,985)

Balance – September 30, 2019 (unaudited)	3,578,625	$3,579	$15,094,095	$(16,200,776)	$(1,103,102)
Balance – June 30, 2020 (unaudited)	4,950,125	$4,951	$15,236,173	$(15,433,327)	$(192,203)

Net Loss for the three months ended September 30, 2020	—	—	—	(231,048)	(231,048)

Balance – September 30, 2020 (unaudited)	4,950,125	$4,951	$15, 236,173	$(15,664,375)	$(423,251)

For the nine months ended September 30, 2020 and 2019
Balance - December 31, 2018	3,578,625	$3,579	$15,094,095	$(15,485,658)	$(387,984)
Net Loss for the nine months ended September 30, 2020	—	—	—	(715,118)	(715,118)

Balance – September 30, 2019 (unaudited)	3,578,625	$3,579	$15,094,095	$(16,200,776)	$(1,103,102)
Balance - December 31, 2019	3,578,625	$3,579	$15,094,095	$(14,891,621)	$206,053
Stock issued for exercise of options in exchange for accrued expenses - related parties and accounts payable	1,336,500	1,337	132,313	—	133,650
Stock issued for services to employees	35,000	35	9,765	—	9,800
Net Loss for the nine months ended September 30, 2020	—	—	—	(772,754)	(772,754)

Balance – September 30, 2020 (unaudited)	4,950,125	$4,951	$15, 236,173	$(15,664,375)	$(423,251)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

 ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(772,754)	$(715,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease asset	31,957	31,470
Depreciation	33,984	33,794
Stock issued for services	9,800	—
Changes in assets and liabilities:
Accounts receivable	285,856	1,279
Inventory	(23,776)	(192,821)
Prepaid expenses	8,405	(319,430)
Deposit from customers	—	460,513
Accounts payable and accrued expenses	(41,354)	(30,291)
Operating lease liability	(31,957)	(31,470)
Accrued expenses – related parties	82,500	(242,500)
Net cash used in operating activities	(417,339)	(1,004,574)

Cash Flows from Investing Activities:
Purchase of fixed assets	(5,067)	—
Net cash used in Investing activities	(5,067)	—

Cash Flows from Financing Activities:
Repayment of equipment note payable	(33,564)	(47,469)
Loan payable issuance – PPP & EIDL	261,971	—
Net cash (used in) provided by financing activities	228,407	(47,469)

Net decrease in cash and cash equivalents	(193,999)	(1,052,043)

Cash and cash equivalents, beginning of period	674,844	1,223,863

Cash and cash equivalents, end of period	$480,845	$171,820

Supplemental Disclosures
Cash paid during the period for interest	$7,264	$13,623
Cash paid during the period for taxes	$—	$—

Supplemental Disclosure of non-cash activities
Operating lease asset obtained in exchange for operating lease liability	$—	$284,808
Stock issued for exercise of options in exchange for accounts payable	$42,000	$—
Stock issued for exercise of options in exchange for accrued expenses - related parties	$91,650	$—

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2020

(unaudited)

NOTE A - ORGANIZATION AND OPERATIONS

Organization

Enviro Technologies, Inc., an Idaho corporation (the “Company”), is a high precision manufacturer that developed a proprietary environmental and industrial separation technology called the Voraxial® Separator (the “Separation Technology”). Historically we sold this technology mainly in the oil and gas industry. In 2017, the Company sold its patented Voraxial Separator to Cameron Solutions, Inc., an affiliate of Schlumberger Technology Corporation, pursuant to a Technology Purchase Agreement and received a three-year Supply Agreement to manufacture the separator for Cameron. The agreement expired in June 2020 and the Company decided not to pursue Cameron for an extension as the agreement did not generate sufficient revenues. As part of the agreement, the Company received a Grant Back License to sell the Separation Technology in markets outside of the oil and gas markets, which include mining, sewage, manufacturing, waste-to-energy, food processing industry, among others. The Company rebranded the technology as the V-Inline Separator and is continuing to pursue these opportunities.

Florida Precision Aerospace, Inc., a Florida corporation (“FPA”), is the wholly-owned subsidiary of the Company and is used to manufacture, assemble and test the V-Inline Separator. FPA is also transitioning to manufacture high precision parts for other customers.

NOTE B – GOING CONCERN

Since entering into the Technology Purchase Agreement, Supply Agreement and Grant Back License in June 2017, we have generated limited revenues under the terms of any of these agreements. The Supply Agreement expired in June 2020. As we did not generate significant revenues from this agreement, we did not pursue Cameron for an extension in its current state. However, we have had discussions to develop a modified agreement and believe until such time a new agreement is reached, if at all, we can continue to work together on a project by project basis. The Company’s non-compete agreement in the oil and gas industry also expired in June 2020. The Grant Back License did not expire. There are no assurances that we will enter into a new Supply Agreement and/or the Grant Back License will ever generate any material revenues. However, we intend to continue to seek opportunities for the V-Inline Separator. Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control, including the impact of Covid-19, competitive efforts and general economic trends. There are no assurances we will be able to continue to generate revenues or report profitable operations in the future. Without a new Supply Agreement, we will need to redevelop our relationships with customers in the oil and gas industry to generate revenues from this industry. Regardless of our ability to enter into a new Supply Agreement, the oil industry will potentially be challenging as the price of oil futures has decreased significantly during the past nine months and reached all-time low of negative $40 per barrel during the first nine months of 2020. The effects of the low oil prices continue to weigh on the industry as many oil companies are still laying off employees and reducing capital expenditures. Further, with the current economic condition impacted by the Covid-19 virus, including weak oil prices and potential future lockdowns, this may have a negative effect on the potential for sales of V-Inline Separators.

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

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2020

(unaudited)

Due to Covid-19, we have modified our employee hours and limited travel. We continue to pursue water treatment projects for the Voraxial and V-Inline Separator and have begun marketing our machining capabilities to local manufactures. We believe that a market exists for the V-Inline separator. Unfortunately, due to the Covid-19 pandemic, we have not generated material revenues from this focus as of September 30, 2020. We also are pursuing various projects that may generate cash flow, such as selling face shields for the general public and medical industry. To date we have generated limited revenues from the sales of face shields. There are no assurances, however, that these efforts will be sufficient to permit us to pay our operating expenses. In that event, we may be required to further scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection.

At September 30, 2020, we had a working capital deficit of $480,954, an accumulated deficit of $15,664,375. We do not have any external sources of liquidity. Our revenues have declined for the first three quarters of 2020 from the fourth quarter of 2019 as a result of the impact of the Covid-19 pandemic and the significant drop in oil prices. We were able to supplement some of the lost revenue stream we historically experienced from the sale of Voraxial and V-Inline separator, which was significantly impacted by the drop of oil prices and Covid-19 pandemic, by increasing our high precision manufacturing activities and selling face shields, which were predominately sold in the second quarter due to market demand. We stopped pursuing revenues from face shields as the inconsistent supply chain and influx of competitors make the market challenging. We will continue to market our manufacturing capabilities and the V-Inline Separator.

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements, notes and accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on April 14, 2020. In the opinion of management, all adjustments, which are necessary to provide a fair presentation of financial position as of September 30, 2020, and the related operating results and cash flows for the interim period presented, have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2020

(unaudited)

Revenue Recognition

The Company derives its revenue from the sale of the V-Inline Separators and some high precision manufacturing projects. We have also generated revenues from the sale of the Voraxial Separator to one customer, Schlumberger, through the Supply Agreement which expired in June 2020. We pursued designing, manufacturing and selling face shields during this quarantine period and are constantly seeking other sources of revenues. We account for revenue in accordance with ASC Topic 606.

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

Revenues that are generated from sales of V-Inline separators, auxiliary equipment and parts and face shields are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. As of September 30, 2020, and December 31, 2019, respectively, there was $0 of deposits from customers. During the three and nine months ended September 30, 2020, we derived 100% and 58% of our revenues, respectively, from high precision manufacturing projects. The balance was generated from the sales of face shields.

ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is a doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, and its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collections. At September 30, 2020 and December 31, 2019, the Company has $254 and $254 in the allowance for doubtful accounts, respectively.

Fair Value of Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses at September 30, 2020 and December 31, 2019, approximate their fair value because of their relatively short-term nature.

Accounting Standards Codification (“ASC”) 820 “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of September 30, 2020 and December 31, 2019.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2020

(unaudited)

Level 2— inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of September 30, 2020 and December 31, 2019.

Level 3— inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of September 30, 2020 and December 31, 2019.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate (“FDIC”) limits. As of September 30, 2020, the Company has a cash concentration of $212,014 in excess of FDIC limits.

Inventory

Inventory primarily consists of components, including raw material and finished parts for the V-Inline Separator and face shields and is priced at lower of cost or net realizable value. Net realizable value is defined as sales price less cost of completion, disposable and transportation and a normal profit margin. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of September 30, 2020, and December 31, 2019:

	September 30, 2020	December 31, 2019
Raw materials	$58,570	$38,935
Work in process	10,240	--
Finished goods	72,950	79,049
Total	$141,760	$117,984

Inventory amounts are presented net of allowance for inventory reserves of $66,937 and $66,937 as of September 30, 2020 and December 31, 2019, respectively.

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

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2020

(unaudited)

Net Loss Per Share

In accordance with the accounting guidance now codified as Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings per Share” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. As of September 30, 2020 and 2019 the Company has 10,000 and 1,346,500 shares issuable upon the exercise of options, respectively, which are anti-dilutive. A separate computation of diluted loss per share is not presented.

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

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2020

(unaudited)

NOTE D - RELATED PARTY TRANSACTIONS

Effective January 1, 2018 the annual compensation of the Company’s Chief Executive Officer is $210,000. For the three and nine months ended September 30, 2020, the Company incurred salary expenses for the Chief Executive Officer of the Company of $52,500 and $157,500, respectively. During the nine months ended September 30, 2020, a total of $75,000 of salary have been paid and $81,650 of accrued salary were used to exercise the options for Mr. DiBella, Adele DiBella, and two employees of the Company (See Note F). The total unpaid balance as of September 30, 2020 is $611,815 and is included in accrued expenses – related party. During the three and nine months ended September 30, 2019, the Company incurred salary expenses from the Chief Executive Officer of the Company of $52,500 and $157,500, respectively. During the nine months ended September 30, 2019, a total of $400,000 of salary and accrued salary have been paid. The total unpaid balance as of September 30, 2019 is $571,261 and is included in accrued expenses – related party.

Effective July 1, 2017, Raynard Veldman, a member of the Company’s board of directors, receives a fee of $2,500 per month for consulting services. During the three and nine months ended September 30, 2020 and 2019, Mr. Veldman received consulting fees of $7,500 and $22,500, respectively.

During the three and nine months ended September 30, 2020 and 2019, Mr. Veldman, received compensation for being a member of the Company’s board of directors of $3,000 and $9,000, respectively. Mr. John DiBella does not receive compensation for being a member of the Company’s board of directors.

During the three months ended September 30, 2020, Mr. Veldman reduced his accrued expense by $10,000 to exercise his options (See Note F). As of September 30, 2020 and December 31, 2019, the total unpaid balance is $32,000 and $10,500, respectively.

On June 9, 2020, the Company issued 380,000 shares of its common stock to a related party in connection with the exercise of a stock option at an exercise price of $0.10. Mr. DiBella agreed reduce his accrued salary in the amount of $3,000 for the exercise of options and an outside consultant agreed to reduce her payable in the amount of $35,000 for the exercise of options.

NOTE E – FIXED ASSETS

Fixed assets as of September 30, 2020 and December 31, 2019 consist of:

	September 30, 2020	December 31, 2019
Machinery and equipment	$938,312	$933,245
Furniture and fixtures	14,498	14,498
Autos and Trucks	5,294	5,294
Total	958,104	953,037
Less: accumulated depreciation	(637,644)	(603,660)
Fixed Assets, net	$320,460	$349,377

Depreciation expense was $11,328 and $11,265 for the three months ended September 30, 2020 and 2019, respectively.

Depreciation expense was $33,984 and $33,794 for the nine months ended September 30, 2020 and 2019, respectively.

 ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2020

(unaudited)

note f – shareholders’ equity

COMMON STOCK

On June 9, 2020, the Company issued to 35,000 shares of its common stock to employees at $0.28 per share, or $9,800, for services rendered. The Company valued these common shares based on the fair value at the date of grant.

On June 9, 2020, the Company issued 770,000 shares of its common stock to our Chief Executive Officer in connection with the exercise of a stock option at an exercise price of $0.10. Mr. DiBella reduced his accrued salary in the amount of $77,000 for the exercise of options.

On June 9, 2020, the Company issued 100,000 shares of its common stock to Mr. Veldman in connection with the exercise of a stock option at an exercise price of $0.10. Mr. Veldman reduced his accrued consulting and Board of Director fees in the amount of $10,000 for the exercise of options.

On June 9, 2020, the Company issued 70,000 shares of its common stock to a consultant in connection with the exercise of a stock option at an exercise price of $0.10. The consultant agreed to reduce her payable in the amount of $7,000 for the exercise of options.

On June 9, 2020, the Company issued 16,500 shares of its common stock to two employees in connection with the exercise of a stock option at an exercise price of $0.10. Mr. DiBella agreed reduce his accrued salary in the amount of $1,650 for the exercise of options.

On June 9, 2020, the Company issued 380,000 shares of its common stock to a related party in connection with the exercise of a stock option at an exercise price of $0.10. Mr. DiBella agreed reduce his accrued salary in the amount of $3,000 for the exercise of options and an outside consultant agreed to reduce her payable in the amount of $35,000 for the exercise of options.

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

On June 9, 2020, our Chief Executive Officer exercised 770,000 stock options at an exercise price of $0.10 per share. Mr. DiBella agreed to reduce his accrued salary in the amount of $77,000 for the exercise of options.

On June 9, 2020, Mr. Veldman exercised 100,000 stock options at an exercise price of $0.10 per share. Mr. Veldman agreed to reduce his accrued consulting fees in the amount of $10,000 for the exercise of options.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2020

(unaudited)

On June 9, 2020, a consultant exercised 70,000 stock options at an exercise price of $0.10 per share. The consultant agreed to reduce the payables due in the amount of $7,000 for the exercise of options. In addition, a related party exercised 380,000stock options at an exercise price of $0.10per share. The consultant agreed to reduce the payables due in the amount of $35,000 for the exercise of options for the related party. In addition, Mr. DiBella agreed to reduce his accrued salary in the amount of $3,000 for the exercise of options for the related party.

On June 9, 2020, two employees exercised 16,500 stock options at an exercise price of $0.10 per share. Mr. DiBella agreed to reduce his accrued salary in the amount of $1,650 for the exercise of options for these three employees.

Information with respect to options outstanding and exercisable at September 30, 2020 is as follows:

	Number Outstanding	Exercise Price	Number Exercisable
Balance, December 31, 2019	1,346,500	$0.10	1,346,500
Issued	—	—	—
Expired	—	—	—
Exercised	(1,336,500)	$0.10	(1,336,500)
Forfeited	—	—	—
Balance, September 30, 2020	10,000	$0.10	10,000

Exercise Price	Number Outstanding at September 30, 2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2020	Weighted Average Exercise Price
$0.10	10,000	3.13	$0.10	10,000	$0.10
Total	10,000	—	—	10,000	—

The aggregate intrinsic value represents the excess amount over the exercise price optionees would have received if all the options have been exercised on the last business day of the period indicated based on the Company’s closing stock price of for such day. The aggregate intrinsic value as of September 30, 2020 is $260.

REVERSE SPLIT

On August 27, 2020 the Company filed Articles of Amendment to its Articles of Incorporation which, on the effective date of September 10, 2020 (the “Effective Date”):

•	effected a ten for one (10:1) reverse stock split of our outstanding common stock (“Reverse Stock Split”); and

•	eliminated the existing class of preferred stock and create a new class of blank check preferred stock consisting of 5,000,000 shares.

These actions were approved by our shareholders at our 2020 Annual Meeting held on August 20, 2020.

As a result of the Reverse Stock Split, on the Effective Date each 10 shares of our common stock issued and outstanding immediately prior to the Effective Date became one share of our common stock on the Effective Date. No fractional shares of common stock were issued to any shareholder in connection with the Reverse Stock Split and all fractional shares which might otherwise be issuable as a result of the Reverse Stock Split were rounded up to the nearest whole share. On the Effective Date, each certificate representing shares of pre-Reverse Stock Split common stock was deemed to represent one-tenth of a share of our post-Reverse Stock Split common stock, subject to rounding for fractional shares.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2020

(unaudited)

The Reverse Stock Split also affected the Company’s outstanding stock options which resulted in the underlying shares of such instruments being reduced and exercise price being increased proportionally to the Reverse Stock Split ratio. All shares and per share data have been retroactively adjusted for all periods presented to reflect the effects of the Reverse Stock Split.

NOTE G – COMMITMENTS AND CONTINGENCIES

SBA LOANS

On May 4, 2020, FPA received a loan (the “PPP Loan”) from Bank of America, N.A. in the aggregate amount of $111,971, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The PPP Loan, which was in the form of a Note dated May 4, 2020 issued by FPA, matures on May 4, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on November 6, 2020. The Note may be prepaid by FPA at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. FPA believes it used the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP Loan, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. We intend to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act.

On May 5, 2020, FPA also received an $8,000 grant from the U.S. Small Business Administration. The Company recognized the grant as other income during the nine months ended September 30, 2020.

On June 23, 2020, FPA executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the Covid-19 pandemic on the Company’s business. Pursuant to that certain Loan Authorization and Agreement, the principal amount of the EIDL Loan is up to $150,000, with proceeds to be used for working capital purposes. The EIDL Loan requires all requests for disbursements be made by December 23, 2020 (nine months after the date of the EIDL Loan), unless the SBA, in its sole discretion, extends the disbursement period. If FPA does not request disbursements by such date, the EIDL Loan commitment will terminate and FPA will lose the ability to draw the funds. On July 16, 2020, the Company has requested $150,000 in disbursements under the EIDL Loan. The funds were received on July 20, 2020. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning June 23, 2021 (12 months from the date of the SBA note) in the amount of $731. The balance of principal and interest is payable 30 years from the date of the SBA Note. In connection therewith, FPA executed (i) a note for the benefit of the SBA, which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of FPA, which also contains customary events of default.

	September 30, 2020	December 31, 2019
Loan payable	$261,971	$—
Less: current portion	(65,867)	—
Long-term loan payable	$196,104	$—

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

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2020

(unaudited)

$6,788 through January 2023. As of September 30, 2020, and December 31, 2019, the amount owed is $192,608 and $226,172 respectively.

	September 30, 2020	December 31, 2019
Equipment note payable	$192,608	$226,172
Less: current portion	(70,613)	(68,276)
Long-term equipment note payable	$121,995	$157,896

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

For a period of three years following the closing of the Technology Purchase Agreement, which expired in June 2020, the Company and Mr. Veldman and Mr. Di Bella have agreed to not participate or cause participation in the oil-and-gas market in relation to phase or constituent sensing or separation which is defined as, liquid-liquid, liquid-solid or liquid-gas separation and gas or liquid sensing, including all product lines and services related thereto and including the Voraxial product line and services, except to the extent necessary to: (i) repair or service, but not remanufacture, any goods the Company sold to third persons prior to closing; (ii) fulfill, on or after closing, any customer obligation; or (iii) comply with any term or condition of the Agreement. In addition, the Company shall take all reasonable measures to ensure the confidentiality and prevent the improper use of all trade secrets. As the term has expired, the Company may review opportunities in the oil and gas industry.

ENVIRO TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2020

(unaudited)

NOTE H - LEASE

In December 2018, the Company entered into a three year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. The lease is $4,839 per month, which includes common area maintenance, taxes and insurance and expires in October 2021. The lease has a one-time renewal option for three years and an increased base rent of 3%. The Company has the option to terminate the lease with three months’ notice. The Company accounts for lease in accordance with ASC Topic 842. For the three months and nine months ended September 30, 2020 and 2019, the total operating lease cost was approximately $14,700 and $44,100, respectively which included variable cost of approximately $4,500 and $13,500 respectively. For the nine months ended September 30, 2020 and 2019, cash paid for operating liabilities was approximately $32,000 and $32,000, respectively.

NOTE I – MAJOR CUSTOMERS

During the nine months ended September 30, 2020, we recorded 74% of our revenue from three customers, with each representing 39%, 18% and 17% of total revenues.

During the three months ended September 30, 2020, we recorded 91% of our revenue from three customers, with each representing 42%, 30% and 19% of total revenues.

During the three months ended September 30, 2019, we recorded 59% and 41% of our revenue from two customers, respectively.

During the nine months ended September 30, 2019, we recorded 96% of our revenue from one customer.

As of September 30, 2020, three of the Company’s customers represents 56%, 22% and 17%, respectively, of the total accounts receivable.

As of December 31, 2019, one of the Company’s customers represents 99% of the total accounts receivable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Historically, our business was the development, manufacture and sale of the Voraxial® Separator, proprietary technology now owned by Schlumberger that efficiently separates large volumes of liquid/liquid, liquid/solids or liquid/liquid/solids fluid mixtures with distinct specific gravities. As described earlier in this report, in March 2017 we entered into a Technology Purchase Agreement with Schlumberger pursuant to which we sold our intellectual property, substantially consisting of the Voraxial patents, marks, software and copyrights, to Schlumberger. In addition, pursuant to the Technology Purchase Agreement FPA entered into a three year Supply Agreement with Cameron Solutions, Inc. which expired in June 2020. We have had discussions to develop a new agreement; however there is no assurances that a new agreement will be finalized, or if finalized, will any revenues be generated as COVID-19 has slowed economic activity in the oil and gas industry. Due to the lower than expected income generated from the Supply Agreement, we would require significant changes to the agreement. We continue to communicate with Cameron to work without a Supply Agreement. The Company’s non-compete agreement in the oil and gas industry also expired in June 2020. Without a Supply Agreement, we will have to redevelop our relationships with customers in the oil and gas industry to generate revenues from this industry. Regardless of our relationship with Cameron, the oil industry will be challenging as and the oil and gas industry is experiencing significantly layoffs and cuts to capital expenditures due to Covid-19 and the weak price of oil. Further, with the current economic landscape defined by the COVID19 virus, sales in 2020 may continue to suffer. We plan to continue to support Cameron under new terms on a per project basis.

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

Manufacturing

With the softening for high end capital expenditures projects in markets that can utilize the Voraxial and V-Inline separator, we are exploring leveraging our manufacturing capabilities to pursue high precision manufacturing projects. We designed our version of a face shield which we manufactured and sold during the second quarter to the medical industry and general public. Although we achieved 42% net revenues from the sale of face shields in the first six months ended June 30, 2020, we discontinued marketing the face shields during the third quarter of 2020 as the supply chain and margins were challenging with many companies entering this market. We continue to market our manufacturing capabilities and look for opportunities to manufacture and market other products.

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

In addition, as a result of our historic concentration on sales to customers in the oil and gas industry, the decline in oil prices has had a materially adverse impact our sales beginning with the first quarter of 2020 and continuing through the third quarter of 2020. During the first nine months of 2020 we experienced a slowdown from customer’s inquiries in all industries and we expect that trend to continue until such time as the full impact of the virus has passed, travel restrictions reduced and corporate capital expenditures are normalized. We also expect delays in our supply chain, including delivery of raw materials and component products as companies throughout the country may continue to be affected by local quarantines and disruptions.

While we are able to continue operations as a non-consumer facing company that can fulfill shipments with a minimal staff that can maintain social distancing, we have reduced manufacturing hours as best as we can without reducing our staff. We are making every attempt to keep our employees but may require to further reduce their hours or release them if we do not begin to see any improvements in our revenue growth. Our senior management are working remotely, and we have curtailed non-essential travel, and are seeking alternative strategies for the continuation of our company.

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

During 2020 our management began exploring possible opportunities for the Company involving mergers, acquisitions or other business combination transactions in an effort to diversify our business. While we have engaged in various non-binding discussions with possible targets, we are not currently a party to any agreement or understandings with any third parties, and there are no assurances even if our management locates an opportunity which it believes will be in the best interests of our shareholders what we will ever consummate such a transaction. Accordingly, investors should not place undue reliance on these efforts.

Results of Operations for the Three Months and Nine months ended September 30, 2020 and 2019:

NET Revenue

Our net revenues increased by approximately 295% and decreased by approximately 74% for the three and nine months ended September 30, 2020 from the comparable periods in 2019. Our net revenues have been dependent in the past few years on sales to Schlumberger and our ability to develop a consistent sales channel for the V-Inline Separators. As discussed earlier in this report, we believe that our net revenues for the three and nine months ended September 30, 2020 were adversely impacted by the Covid-19 pandemic and the attendant significant drop in oil prices. Even once the effects of the pandemic on our business subsides, which at this moment we do not know when this may occur, it may take longer than expected for business in our target markets to resume normal operations. Accordingly, at this time we are unable to predict the ultimate impact to our revenues for the remaining period in 2020 or fiscal year 2021. We continue to try to leverage our manufacturing capabilities by exploring different opportunities, such as high precision manufacturing. In the three and nine months ended September 30, 2020, we derived 100% and 58% of our sales from high precision manufacturing. The majority of our sales in the third quarter and first nine months of 2019 were a result of Voraxial sales and sales of auxiliary equipment and parts.

Cost of Goods

Our cost of goods as a percentage of net revenues decreased by approximately 10% and 26.8%, respectively, for the three and nine months ended September 30, 2020 from the comparable periods in 2019. These decreases are mainly due to the significant decline in revenues and shift in revenues to manufacturing high precision components we experienced during the three and nine months ended September 30, 2020 as compared to manufacturing activities of the Voraxial Separator in 2019. Our cost of goods continues to be reviewed by management in effort to obtain the best available pricing while maintaining high quality standards.

Costs and Expenses

Total costs and expenses decreased by approximately 2% and increased approximately 7%, respectively, for the third quarter and first nine months of 2020 from the comparable periods 2019. Included in this decrease during the three months ended September 30, 2020 was a decrease in general and administrative expenses (approximately 18.6%) and payroll (approximately 4%), which was offset by an increase in professional fees of approximately 37.5% which was primarily associated with our 2020 annual meeting which was held in August 2020. During the third quarter of 2020 our payroll expense and general and administrative expenses decreased due to the reduction of employee hours, repair and maintenance, marketing and travel in our attempt to conserve cash due to Covid-19.

Our payroll expense increased approximately 17.8% during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 periods as we experienced a higher absorption costs into our manufacturing activities of Voraxial Separator in the 2019 and incurred a non-cash expense for issuance of stock to our employees. For the nine months ended September 30, 2020 our selling, general and administrative expenses increased approximately 6.2% from the comparable period in 2019 due to an increase in health insurance which reflects the commencement of paid health benefits for our employees in July 2019. Our professional fees decreased approximately 12.5% from the comparable 2019 period as a result of a reduction in consulting fees.

TOTAL OTHER INCOME (EXPENSE)

During the second quarter of 2020 we received a $8,000 grant from the Small Business Association for working capital which is reflected as other income during the period. We did not have comparable income during the 2019 period. Interest expense represents the amounts due under the financing agreement for the CNC machine and PPP and EIDL loans.

Liquidity and Capital Resources:

Cash at September 30, 2020 was $480,845 as compared to $674,844 at December 31, 2019. Our working capital deficit at September 30, 2020 was $480,954 as compared to a working capital deficit at December 31, 2019 of $38,544. At September 30, 2020, we had an accumulated deficit of $15,664,375. Our current assets decreased by 42% at September 30, 2020 as compared to December 31, 2019, which reflects decreases in cash, accounts receivables and prepaid expenses offset by increases in our inventory. Our current liabilities decreased by 3% at September 30, 2020 as compared to December 31, 2019, which reflects a decrease in accounts payable and accrued expenses, offset by the loans payable issued during the quarter.

We do not have any external sources of liquidity and we do not have any capital commitments. On May 4, 2020, FPA received a $111,971 PPP Loan as described in Note G to the unaudited condensed consolidated financial statements appearing earlier in this report. We believed we used the proceeds from the PPP Loan for qualifying expenses under the CARES Act. In addition, on May 5, 2020, FPA also received an $8,000 grant from the U.S. Small Business Administration. We are using those proceeds for working capital. Lastly, in July, 2020 FPA also received a $150,000 EIDL Loan from the SBA at a per annum interest rate of 3.75%. Installment payments, including principal and interest, of $731 monthly, will begin 12 months from the date of the promissory note. The proceeds from the EIDL Loan may be used for our general operating expenses.

Summary of cash flows

The following table summarizes our cash flows:

	Nine months Ended June 30,
	2020	2019
	(Unaudited)
Cash flow data:
Net cash (used) in operating activities	$(417,339)	$(1,004,574)
Net cash (used) in investing activities	$(5,067)	$--
Net cash (used in) provided by financing activities	$228,407	$(47,469)

Net cash used in operating activities in the nine months ended September 30, 2020 was primarily attributable to our net loss for the period, increase in inventory and decrease in accounts payable and accrued expenses. These were offset by decreases in accounts receivable.

Net cash used in operating activities in the nine months ended September 30, 2019 was primarily attributable to our net loss for the period, a decrease in accrued expenses – related party and increases in inventory and prepaid expenses offset in part by an increase in deposit from customer. Increase in deposit from customer is primarily attributable to deposit received on a purchase order we received from a utility company.

Net cash used in investing activities during nine months ended September 30, 2020 was attributable to the purchase of equipment. We did not have a comparable expense in the 2019 period.

Net cash provided by financing activities during the nine months ended September 30, 2020 was primarily attributable to proceeds from the PPP and EIDL loan offset by the repayment of the equipment note payable. Net cash used in financing activities during the 2019 period reflected the repayment of the equipment note payable.

Continuing Losses and Going Concern

As a result of the uncertainties facing our company as discussed elsewhere in this report, including the impact of the Covid-19 pandemic, we are unable to predict the overall impact in 2020 and beyond on our company at this time. Our loss of revenues has materially impacted our liquidity, and we do not expect to be able to access the capital markets for additional working capital in the near future. Our senior management will continue to monitor our situation on a daily basis, however, we expect that these factors and others we have yet to experience will materially adversely impact our company, its business and operations for the foreseeable future.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer who also serves as our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2020. Based upon continuing material weakness in the Company’s internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2019, our management concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable to our company.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference			Filed or
No.	Exhibit Description	Form	Date Filed	Exhibit Number	Furnished Herewith

2	Agreement and Plan of Reorganization	Form 10	11/03/99	2
3(i)	Articles of Incorporation	Form 10	11/03/99	3(i)
3(ii)	Bylaws	Form 10	11/03/99	3(ii)
3(iii)	Articles of Amendment to the Articles of Incorporation	8-K	11/13/17	3.2
3(iv)	Articles of Amendment to the Articles of Incorporation	8-K	9/9/20	3(iv)
31.1	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-4(a) Certification of Chief Financial Officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				Filed
101.INS	XBR Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized.

Enviro Technologies, Inc.

By:	/s/ John A. Di Bella
John A. Di Bella
Chief Executive Officer and Chief Financial Officer

DATED: November 12, 2020

