Form 10-K
period 2020-12-31
ENVIRO TECHNOLOGIES U.S., INC.
filed 2021-03-31
CIK 1043894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-30454

Enviro Technologies U.S., Inc.

(Exact name of registrant as specified in its charter)

Florida	65-0742890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

821 NW 57 Place, Fort Lauderdale, FL	33309
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(954) 958-9968

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered under Section 12(g) of the Act:

Common stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act 915 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed fiscal year. $557,959 on June 30, 2020.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 4,950,125 shares of common stock are issued and outstanding as of March 31, 2021.

DOCUMENTS INCORPORATED BY REFERENCE5

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

2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

• Financial risks, including
•	our ability to continue as a going concern;
•	the adverse impact of Covid-19 on our company;
•	our ability to generate revenues and report profitable operations;
•	our ability to pay our operating expenses; and
•	our ability to raise working capital.
• Business risks, including:
•	reliance on a limited number of customers and the Grant Back License;
•	our ability to compete; and
•	our dependence on our sole executive officer.
• Risks related to our common stock, including:
•	continuing material weaknesses in our disclosure controls and internal control over financial reporting;
•	the illiquid nature of the market for our common stock; and
•	the impact of penny stock rules on our shareholders.

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

Unless specifically set forth to the contrary, when used in this report the terms “EVTN,” the “Company,” “we,” “our,” “us,” and similar terms refers to Enviro Technologies U.S., Inc., a Florida corporation, and our subsidiary, Florida Precision Aerospace, Inc., a Florida corporation which we refer to as “FPA”. In addition, “2019” refers to the year ended December 31, 2019, “2020” refers to the year ended December 31, 2020 and “2021” refers to the year ending December 31, 2021. We maintain a corporate website at www.evtn.com. Unless specifically set forth to the contrary, the information which appears on our website at www.evtn.com is not part of this report.

 PART I

ITEM 1.	BUSINESS.

The Company developed and manufactured the Voraxial Separator and currently manufactures and sells the V-Inline Separator, a unique separation technology that efficiently separates large volumes of liquid/liquid, liquid/solids or liquid/liquid/solids fluid mixtures with distinct specific gravities. Current and potential commercial applications and markets for the V-Inline Separator include mining, utilities, manufacturing, utilities, waste-to-energy among other industries.

On March 13, 2017, we entered into a Technology Purchase Agreement with Schlumberger Technology Corporation, a Texas corporation, Schlumberger Canada Limited, a Canadian entity, and Schlumberger B.V., an entity organized under the laws of the Netherlands (collectively, “Schlumberger”) pursuant to which we sold our intellectual property, substantially consisting of the Voraxial patents, marks, software and copyrights, to Schlumberger in consideration of $4,000,000. As part of the agreement, Schlumberger granted us a non-exclusive, non-transferable, worldwide, royalty-free licenses (the “Grant Back Licenses”), to make, use, sell, offer for sale, and import products and processes embodying the Voraxial intellectual property outside the oil and gas market. Under the terms of the agreement, we can no longer use the tradename Voraxial and we subsequently branded the technology licensed to us as the “V-Inline”. Our management believes that the Grant Back Licenses can potentially provide additional revenues through the sale of V-Inline Separators outside the oil and gas industry, including, but not limited to mining, utilities, sewage and industrial wastewater. In the fourth quarter of 2019 we shipped a wastewater system comprised of multiple V-Inline Separators to a utility company to separate solids and oil from their wastewater stream. Due to Covid-19, the installation of the system was delayed. The system, successfully commissioned in February 2021, is being used to process and separate oil and solids from a flow of about 100 gallons per minute. The System includes different technologies with the heart of the system being comprised of two V-Inline 2000 Separators working in parallel with a third V-Inline Separator being utilized to further dewater the reject lines from the System. Management believes there are many opportunities similar to this installation available for the V-Inline Separator not only in the utilities industry but other industries as well including those previously mentioned.

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

Model Number	Diameter Size	Capacity Range Gallons Per Minute
V1000	1 inch	3-5
V2000	2 inches	20-70
V4000	4 inches	100-500
V8000	8 inches	1,000-3,500

While our net revenues in 2020 declined substantially from 2019, we remain firm in our belief that the need for effective and cost efficient wastewater treatment and separation technology is global in scale. Moreover, virtually every industry requires some type of separation process either during the manufacturing process, prior to treatment or discharge of wastewater into the environment, for general clean up, or emergency response capability. Separation processes, however, are largely unknown to the average consumer. These processes are deeply integrated in almost all industrial processes from oil to wastewater to manufacturing. Management believes that the separation technology has applications in most, if not all major separation industries. The unique characteristics of the technology allow it to be utilized either as a stand-alone unit or within an existing system to provide a more efficient and cost effective way to handle the separation needs of the customer. We believe the separation technology can result in a cost savings and other benefits to the customer. These benefits result in and include:

●	A reduction in water and energy usage,
●	Requires no pressure drop to perform separation,
●	Less space needed to implement the V-Inline Separator, the V-Inline Separator weights less than some competing technologies,
●	A reduction time to process and separate the fluids, allowing the customer to be more efficient,
●	Creation of more efficient and faster process to treat water to increase the overall productivity of the end-user,
●	Fewer employees needed to operate the system, and
●	Reduction of ongoing maintenance and servicing costs.

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

Manufacturing

We manufacture and assemble our products at our Fort Lauderdale, Florida facilities. The materials needed to manufacture the components of the products we sell, including the separation technology, have been provided by leading companies in the precision equipment industry. We do not have any long term contracts with any supplier. We do not anticipate any shortage of component parts. We maintain a limited inventory of finished parts until we receive a customer order. Most of our inventory is comprised of raw materials and finished Separator components that can be used for future sales.

Marketing

During 2020 we limited our marketing and advertising due to COVID-19 and the downturn in the oil and gas markets and lack of available working capital. We anticipate increasing spending on marketing efforts, such as tradeshows, when, and if, our cash flow and market conditions improve. From June 2017 through June 2020, we primarily focused our marketing resources to develop a strong rapport with Schlumberger, which included scaling up our manufacturing capabilities. In addition, we started to pursue projects in industries outside of the oil and gas market, and primarily marketed our products by developing relationships within the separation markets. Our marketing efforts were compromised as we anticipated using the revenues from the Schlumberger Supply Agreement to invest in new applications and industries for the V-Inline Separator unit sales. However, sales from Schlumberger were lower than management anticipated and the Supply Agreement has expired.

As the economy improves we expect to market the V-Inline Separator to companies outside of the oil and gas industry by attending tradeshows and developing relationships with sales representatives. The Company has also begun marketing its manufacturing capabilities to companies located in South Florida through networking, reaching out to old customers and attending tradeshows. Due to the economic conditions presented by the Covid-19, the Company does not currently have plans to present at any tradeshows in 2021.

Regulation

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

Product Liability

Our business exposes us to possible claims of personal injury, death or property damage, which may result from the failure, or malfunction of any component or subassembly manufactured or assembled by us. We have product liability insurance. However, any product liability claim made against us may have a material adverse effect on our business, financial condition or results of operations in light of our poor financial condition, losses and limited revenues. We also maintain general insurance coverage.

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

Human Capital

As of the date of this report we have five employees, including Mr. John A. DiBella, our sole executive officer, one individual who provides administrative and support services to us and three individuals who are involved in the manufacturing, shipping and installation, if required, of our products. All of our employees work from our principal offices in Fort Lauderdale, Florida, other than Mr. DiBella who works from time to time remotely from his home. All of our employees are full-time and none are covered by collective bargaining agreements. Our non-executive employees have been employed “at will” by our company from 2 years to 13 years.

Our executive officer receives an annual salary and may receive bonuses at the discretion of the board of directors. Information regarding Mr. DiBella’s compensation appear later in this report. All of our employees receive health insurance and one week paid leave. Our employees are compensated based on their responsibilities as such, some are hourly while others are salaried. Our hourly employees may also receive overtime pay. At the discretion of our management, the non-executive employees may receive bonus paid either at the end of the year or after completion of certain projects.

Our History

The Company was incorporated in Idaho on October 19, 1964 under the name Idaho Silver, Inc. In June 1996 we changed our corporate name to Enviro Voraxial Technology, Inc. and in June 2017 we changed our corporate name to Enviro Technologies, Inc. On August 20, 2020, the Company’s shareholders approved a change of domicile of the Company from Idaho to Florida. On December 28, 2020, the Company received the file stamped Certificate of Domestication and Articles of Incorporation from the Secretary of State of Florida, which was effective on December 18, 2020, thereby completing the change in domicile from Idaho to Florida. In connection with the change in domicile from Idaho to Florida, the Company’s name changed to “Enviro Technologies U.S., Inc.”

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

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

FINANCIAL RISKS

Our independent auditors have raised substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. At December 31, 2020 we have a working capital deficit of $750,481 and an accumulated deficit of $15,922,429. Our revenues declined approximately 97% in 2020 from 2019 and for 2020 we reported a net loss of ($1,030,808). In addition, we used $541,249 in net cash in our operations during 2020. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We expect the impact of the Covid-19 pandemic on our company to continue to materially impact our results of operations in 2021.

The decline in oil prices and overall economic activity as a result of the Covid-19 pandemic has materially adversely impact our operations during 2020 and we believe the ongoing effects of Covid-19 pandemic will negatively impact our operations in 2021. Specifically, the decrease in the price of oil (West Texas Intermediate – WTI) from approximately $60 per barrel in the beginning of January 2020 to a low of approximately negative $37 per barrel in April 2020 and then staying at approximately $40 per barrel until early November 2020 had a negative effect on the potential for sales of our products. During 2020 we experienced a significant slowdown from customer’s inquiries from other industries as well that lasted the majority of the year. Although we are starting to experience some inquiries from customers in 2021, we expect this trend to continue until such time as the full impact of the virus passes, travel restrictions are lifted and corporate capital expenditures are normalized. We are unable to predict the overall impact on our company at this time. Our loss of revenues will materially impact our liquidity, and we do not expect to be able to access the capital markets for additional working capital in the near future. Our senior management will continue to monitor our situation on a daily basis, however, we expect that these factors and others we have yet to experience will materially adversely impact our company, its business and operations for the foreseeable future.

Our ability to generate revenues or profitable operations in the future is not assured.

Since entering into the Grant Back License in June 2017, we have generated limited revenues under the terms of this agreement, nor are there any guarantees that we will be able to generate any meaningful revenues in the future. Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control, including the impact of Covid-19, competitive efforts and general economic trends. In addition, we reported a net loss of approximately $1.03 million for 2020. There are no assurances we will be able to continue to generate revenues or report profitable operations in the future.

If our revenues continue to decline, we do not have sufficient funds to pay our operating expenses.

While we reported net income of $594,037 in 2019, we reported a net loss of $(1,030,808) in 2020. At December 31, 2020 we had $336,564 of cash and a working capital deficit of $750,481. We used $541,249 in net cash in our operations in 2020. We do not have any external sources of liquidity. Although we believe our revenues will increase in 2021 from 2020, there are no assurances this is correct or that any increase in our revenues in 2021 will be sufficient to pay our operating expenses. In an effort to conserve our cash resources to sustain our operations until such time as the economy begins returning to pre-Covid-19 pandemic activity levels, we have reduced employee hours, accrued a portion of management’s salary and have begun marketing our machining capabilities to local manufactures. Our management has also begun exploring possible opportunities for the Company involving mergers, acquisitions or other business combination transactions in an effort to diversify our business. There are no assurances, however, that these efforts will be sufficient to permit us to pay our operating expenses. In that event, our ability to continue as a going concern is in jeopardy.

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

BUSINESS RISKS

We currently rely on a limited number of customers and the Grant Back License for our revenues.

Revenues from two customers accounted for approximately 20% and 10% of total revenues, respectively, during 2020 and revenues from one customer accounted for approximately 93% of total revenues during 2019. We do not have any contracts with minimum guaranteed orders with these customers. Furthermore, we currently rely on the Grant Back License. If these customers fail to order additional products or we are unable to attract new customers or we do not comply with the terms of the Grant Back License, it could have an adverse effect on our financial condition and results of operations.

Our market is subject to intense competition. If we are unable to compete effectively, our product may be rendered non-competitive or obsolete.

We are engaged in a segment of the water filtration industry that is highly competitive and rapidly changing. Many large companies, academic institutions, governmental agencies, and other public and private research organizations are pursuing the development of technology that can be used for the same purposes as the V-Inline Separator. We face, and expect to continue to face, intense and increasing competition, as new products enter the market and advanced technologies become available. We believe that a significant number of products are currently under development and will become available in the future that may address the water filtration segment of the market. If other products are successfully developed, it may be better received by the market or introduced before the V-Inline Separator. Our competitors' products may be more effective, or more effectively marketed and sold, than any of our products. Many of our competitors have significantly greater financial, technical and human resources than we have and may be better equipped to discover, develop, manufacture and commercialize products; and more extensive experience in marketing water treatment products. Competitive products may render the V-Line Separator obsolete or noncompetitive.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Historically we have reported material weaknesses in our disclosure controls and internal control over financial reporting. As required by the rules and regulations of the SEC, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. Based on this assessment, and as described later is this report, our management concluded that as of December 31, 2020, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP as a result of material weaknesses. Our failure to remediate the material weaknesses or the identification of additional material weaknesses in the future could adversely affect our ability to report financial information, including our filing of quarterly or annual reports with the SEC on a timely and accurate basis. Moreover, our failure to remediate the material weaknesses identified above or the identification of additional material weaknesses could prohibit us from producing timely and accurate financial statements, which may adversely affect the market price of shares of our common stock.

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

In December 2018, the Company entered into a three year lease for an office and manufacturing facility located at 821 NW 57 Place, Fort Lauderdale, FL 33309. The lease is approximately $4,839 per month. The lease has a one-time renewal option for three years and an increased base rent of 3%. The Company has the option to terminate the lease with three months’ notice.

ITEM 3.	LEGAL PROCEEDINGS.

Please see Note I to the notes to consolidated financial statements appears later in this report for a discussion of the pending or threatened litigation involving the Company.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Pink tier of OTC Markets under the symbol “EVTN”.

The last sale price of our common stock as reported on the Pink tier of the OTC Markets on March 29, 2021, was $0.25 per share. As of March 29, 2021, there were approximately 800 record owners of our common stock.

Dividends

We have not paid a cash dividend on the common stock since current management joined our company in 1996. The payment of dividends may be made at the discretion of our board of directors and will depend upon, among other things, our operations, our capital requirements and our overall financial condition. As of the date of this report, we have no intention to declare dividends.

Recent Sales of Unregistered Securities

Except for those unregistered securities previously disclosed in reports filed with the Commission during the period covered by this report, we have not sold any securities without registration under the Securities Act of 1933, as amended, during the period covered by this report.

Issuer Purchase of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA.

This information not required for a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for 2020 and 2019 and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Statement Regarding Forward Looking Information, Item 1A. Business and Item 1A. Risk Factors in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Although we experienced significant revenue growth in 2019 mainly through the sale of Voraxial Separator and V-Inline Separators, 2020 proved to be an extremely challenging and disappointing year due to the Covid-19 pandemic. Our revenues were mainly derived from machining, face guards and auxiliary parts for the V-Inline Separators. The demand from the oil industry dried up as we saw a significant decline in oil prices and a drop in capital expenditures from the overall market, both the oil industry and industries outside of oil and gas hindered sales opportunities for the V-Inline Separator. Customer inquiries decreased significantly as well. The Supply Agreement we signed with Schlumberger in June 2017 as part of the Technology Purchase Agreement expired in 2020. As we did not generate significant revenues from this agreement, we did not pursue an extension of such agreement under its initial terms. However, we may continue to work together on a project by project basis with Cameron until such time a new agreement is reached, if at all.

We believe there is a market for the V-Inline Separator in the mining, utilities, sewage and industrial wastewater industries, among others. We intend to continue to seek opportunities for the V-Inline Separator through our rights under our Grant Back License. We have branded our licensed products as the V-Inline Separator. We shipped a wastewater system to a utility company that consisted of multiple V-Inline Separators to separate solids and oil from their wastewater stream. The system is being used to process and separate oil and solids from a flow of about 100 gallons per minute. The system includes different technologies with the heart of the system being comprised of two V-Inline 2000 Separators working in parallel with a third V-Inline Separator being utilized to further dewater the reject lines from the System. We shipped the wastewater system in the fourth quarter of 2019. Due to Covid-19, the system installation was delayed. The system was commissioned in February 2021 and meeting all the required discharge requirements.

Going Concern

For 2020 we reported a net loss of  $(1,030,808) and net cash used in operations of $541,249. At December 31, 2020 we had cash on hand of $336,564, a working capital deficit of $750,481 and an accumulated deficit of $15,922,429. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2020 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our working capital deficit, accumulated deficit and negative cash flows from operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Revenues

Revenues for 2020 decreased by approximately 97% from 2019. The decrease in revenues were a result of the harsh economic climate we faced in 2020 due to Covid-19 pandemic. Although we achieved significant revenue growth in 2019 from the sale of Voraxial Separator to the oil industry and the sale of a wastewater system that included multiple V-Inline Separators to a nuclear facility, the damage experienced from the 2020 pandemic may hinder our ability to generate sales and increase revenues quickly. As discussed earlier in this report, we expect that our revenues in 2021 from the sale of Voraxial and V-Inline Separators will be adversely impacted by the Covid-19 pandemic. Even once the effects of the pandemic on our business subsides, it may take longer than expected for business in our target markets to resume normal operations. Accordingly, at this time we are unable to predict the ultimate impact to our revenues in 2021.

Cost of goods

Cost of goods sold decreased approximately 96% in 2020 from 2019, and reflects the decrease in the number of units sold during the year. Our cost of goods sold as a percentage of revenues, however, increased to approximately 60% in 2020 from approximately 42% in 2019 as a result of the lower margin projects we completed via machining, including the manufacturing of face shields, and the auxiliary parts for the V-Inline Separators as compared to the higher margin products of the V-Inline Separators and Voraxial Separators. Further, we experience inventory impairment as a result of extra face shields we have in inventory. Our cost of goods continues to be reviewed by management in effort to obtain the best available pricing while maintaining high quality standards.

Costs and expenses

Total costs and expenses increased by approximately 2% for 2020 as compared to 2019. The increase was due to increase in payroll expense, partially offset by decreases in selling, general and administrative expenses and professional fees.

Selling, general and administrative expenses

Selling, general and administrative expenses in 2020 decreased by 1% for 2020 as compared to 2019. Our SG&A remained fairly consistent year over year. We experienced decreases in our insurance expense of $15,717 and interest expense of $7,206 as the interest on the principal owed on our equipment note payable decreased. Furthermore, travel expense decreased $16,837 as a result of reduced travel due to Covid-19. This was offset by an increase in healthcare benefits to our staff of $10,952.

Payroll Expenses

Payroll expense in 2020 increased by approximately 14% as compared to 2019. The increase in payroll expense was due to a lower utilization and absorption of labor cost into cost of goods sold as compared to 2019.

Professional Fees

Professional fees decreased by approximately 20% for 2020 from 2019. The decrease was primarily due to a decrease in advisory and consulting services as a result of our cost cutting measure to conserve cash. A reduction in such fees may have a negative effect on future sales opportunities.

                Interest Expense

Interest expense, which represents interest we pay on an equipment note payable, decreased approximately 41% in 2020 from 2019 as a result of a decrease in the principal owed.

Liquidity and Capital Resources

At December 31, 2020, cash was $336,564 as compared to $674,844 at December 31, 2019. Working capital deficit at December 31, 2020 was $750,481 as compared to a working capital deficit at December 31, 2019 of $38,544. At December 31, 2020, we had an accumulated deficit of $15,922,429. Our current assets decreased by 58% at December 31, 2020 as compared to December 31, 2019, which reflects decreases in our cash and cash equivalents and accounts receivable. Our current liabilities increased 6% at December 31, 2020 as compared to December 31, 2019, which is primarily attributable to an increase accrued expense-related party and Loans Payable – current portion as a result of the SBA loans and PPP loans we received. We expect that such loans will be forgiven but we cannot provide any assurances.

We do not have any external sources of liquidity, and have been dependent upon the funds we received under the SBA and PPP loans, and limited customer’s revenues to provide working capital for our company. We do not have any commitment for capital expenditures. We anticipate we will need approximately $1 million to operate the business over the next twelve months. Our ability to generate future revenues, generate sufficient cash flow to pay our operating expenses and report profitable operations in future periods will depend on a number of factors, many of which are beyond our control. If we fail to achieve profitability on a quarterly or annual basis, or to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection.

Summary of cash flows

The following table summarizes our cash flows:

	Year Ended December 31,
	2020	2019
Cash flow data:
Cash used in operating activities	$(541,249)	$(485,187)
Cash used in investing activities	$(8,228)	$—
Cash (used in) provided by financing activities	$211,197	$(63,832)

Net cash used in operating activities in 2020 was primarily attributable to a decrease in accounts payable and accrued expenses, offset in part by a decrease in accounts receivable and an increase in accrued expenses – related party. Decrease in accounts receivable are a result of some parts we manufactured and shipped in 2020 in fulfillment of orders we received in 2019. Decreases in deposit from customer is primarily attributable to deposit recognized as revenues as a result of the shipment of the wastewater system to the utility company.

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

Net cash used in investing activities in 2020 was primarily attributable to an increase in manufacturing equipment we purchased for machining projects we pursued.

Net cash used in financing activities during each of 2020 and 2019 was primarily attributable to the repayment of the equipment note payable.

Looking Forward

As a result of the uncertainties facing our company as discussed elsewhere in this report, including the impact of the Covid-19 pandemic, we are unable to predict the overall impact in 2021 and beyond on our company at this time. Our loss of revenues will materially impact our liquidity, and we do not expect to be able to access the capital markets for additional working capital in the near future. Our senior management will continue to monitor our situation on a daily basis, however, we expect that these factors and others we have yet to experience will materially adversely impact our company, its business and operations for the foreseeable future. Our management has also begun exploring possible opportunities for the Company involving mergers, acquisitions or other business combination transactions in an effort to diversify our business. We are not currently a party to any agreement or understandings with any third parties, and there are no assurances even if our management locates an opportunity which it believes will be in the best interests of our shareholders what we will ever consummate such a transaction. Accordingly, investors should not place undue reliance on these efforts.

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

Critical Accounting Estimates

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

Inventory

Inventory primarily consists of components, including raw material and finished parts for the V-Inline Separator and face shields and is priced at lower of cost or net realizable value. Net realizable value is defined as sales price less cost of completion, disposable and transportation. Provisions have been made to reduce excess or obsolete inventories to their net realizable value.

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

Contingencies

The Company is involved in a legal proceeding. The Company assessed the probability of occurrence and whether any loss or range of loss can be reasonably estimated for the legal proceeding. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. If a loss or an additional loss has at least a reasonable possibility of occurring and the impact on the consolidated financial statements would be material, the Company provides disclosure of the loss contingency in the footnotes to the consolidated financial statements. The Company reviews the status of the legal proceeding at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or the range of the loss can be made.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This information is not required by smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTING DATA.

The financial statements required by this report are included, commencing on F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer who also serves as our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2020. Based upon that evaluation at the end of the period covered by this annual report our Chief Executive Officer concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our SEC Reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communications to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the 2013 criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our Chief Executive Officer who also serves as our Chief Financial Officer has concluded that as of December 31, 2020, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP as a result of material weaknesses. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statement will not be presented or detected by our employees. The specific material weaknesses that management identified in our internal controls as of December 31, 2020 that persist are as follows:

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

We made efforts to improve these weaknesses in our internal control over financial reporting results by focusing on upgrading our internal accounting processes and managing the daily accounting responsibilities, maintaining the new accounting software and modifying the inventory system we implemented in the past to manage inventory and having duplicity in reviewing our accounting records by retaining an outside CPA to review our financials on a quarterly and annual basis. We believe these steps have helped and will continue to further mitigate issues that may arise from a limited staff. In 2021 we plan to further improve our financial controls. Until such time, however, as we remediate the material weaknesses in our internal control over financial reporting, there is a likelihood that our financial statements in future periods may contain errors which will require a restatement.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and executive officers

The following sets forth the names and ages of our officers and directors.

Name	Age	Position
John A. DiBella	49	Chief Executive Officer, President, Chief Financial Officer and Director
Raynard Veldman	60	Director

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

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our board of directors established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our board of directors. While there have been no nominations of additional directors proposed by our shareholders, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

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

Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the year ended December 31, 2020 and Forms 5 and amendments thereto furnished to us with respect to the year ended December 31, 2020, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act of during the year ended December 31, 2020.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

●	our principal executive officer or other individual serving in a similar capacity;

●	our two most highly compensated named executive officers at December 31, 2020 whose annual compensation exceeded $100,000; and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2020.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)(1)	Total ($)
John A. DiBella,	2019	210,000	—	—	—	—	—	27,800	237,800
President, Chief Executive Officer and Chief Financial Officer	2020	210,000	—	—	—	—	—	23,034	233,034

(1) Represents healthcare benefits.

Outstanding Equity Awards at December 31, 2020

There are no outstanding equity awards held by our named executive officers at December 31, 2020.

How Mr. DiBella’s Compensation is Determined

We are not a party to an employment agreement with Mr. DiBella. His compensation is determined by the board of directors of which he is one of the two members. Effective For 2020 and 2019, the Company incurred salary expenses for Mr. DiBella of $210,000 and $210,000, respectively. For 2020 and 2019, the Company paid Mr. DiBella $156,650 and $412,796, respectively, including accrued salary which was owed to him from prior years. Of the salary received in 2020, only $75,000 was paid in cash. The balance was a reduction of his accrued salary to pay for the exercise of his options and those of certain of the Company’s employees. The unpaid accrued salary balances as of December 31, 2020 and 2019, are $664,315 and $610,965, respectively. The timing of the payment of any of the accrued but unpaid compensation due Mr. DiBella may be determined by the board of directors at any time. In addition, Mr. DiBella’s compensation may be changed at any time by the board of directors.

Consulting Fees Paid to Mr. Veldman

In addition to his compensation for serving as a member of the Company’s board of directors set forth below, since July 1, 2017, the Company has paid Mr. Veldman a fee of $2,500 per month for consulting services. For 2020 and 2019, he received consulting fees of $30,000 and $30,000, respectively. Mr. Veldman accrued his consulting fees in 2020.

Director Compensation

Our board compensation plan effective for non-management directors consists of a $1,000 monthly cash payment. In addition, board members may be reimbursed for out-of-pocket expenses related to participation in board and committee meetings. No reimbursable payments were made during 2020. The table below provides information concerning the compensation paid in 2020 to our non-management director for his services as a member of our board of directors 2020. The information in the following table excludes the consulting fees paid to Mr. Veldman as described earlier in this section.

		Fees earned or paid in	Stock awards	Option awards	Non-equity incentive Plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Name	Year	cash ($)	($)	($)	($)	($)	($)	($)
Raynard Veldman	2020	$12,000	--	--	--	--	--	$12,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 29, 2021, we had 4,950,125 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of that date by:

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

Name of Beneficial Owner	No. of Shares Beneficially Owned	% of Class

John A. DiBella (1)	1,126,462	22.8%
Raynard Veldman	419,144	8.5%
All officers and directors as a group (two persons)	1,545,606	31.2%
Adele DiBella	609,550	12.3%

(1)       The number of shares of common stock beneficially owned by Mr. DiBella includes 15,000 shares held by his minor children.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column

Plans approved by our shareholders	0	n/a	n/a
Plans not approved by shareholders	10,000	0.10	n/a

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2020 and 2019, Raynard Veldman, a member of the Company’s board of directors, received total consulting fees of $30,000 and $30,000, respectively. The Company currently pays Mr. Veldman $2,500 per month for consulting services. Mr. Veldman accrued his consulting fees in 2020. During 2020, Mr. Veldman reduced his accrued expense by $10,000 to exercise his options.

Director Independence

The Company has one independent director, Raynard Veldman. Mr. Veldman is considered “independent” as defined under Rule 5605 of the Nasdaq Marketplace Rules.

PART IV

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Liggett & Webb, P.A. for 2020 and 2019.

	2020	2019
Audit Fees	$ 32,000	$ 32,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$ 32,000	$ 32,000

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2020 were pre-approved by the board of directors.

ITEM 15.	EXHIBITS AND FINANCIAL DATA SCHEDULES.

		Incorporated by Reference			Filed or
No.	Exhibit Description	Form	Date Filed	Exhibit Number	Furnished Herewith

2	Agreement and Plan of Reorganization	10	11/03/99	2
3(i)	Articles of Incorporation	10	11/03/99	3(i)
3(ii)	Bylaws				Filed
3(iii)	Articles of Amendment to the Articles of Incorporation	8-K	11/13/17	3.2
3(iv)	Articles of Amendment to the Articles of Incorporation	8-K	9/9/20	3(iv)
3(v)	Statement of Domestication filed in the State of Idaho	8-K	12/28/20	3(iv)
3(vi)	Certificate of Domestication and Articles of Incorporation filed in the State of Florida	8-K	12/28/20	3(v)
10.1	Technology Purchase Agreement between Schlumberger Technology Corporation, Schlumberger Canada Limited, and Schlumberger B.V. And Enviro Voraxial Technology, Inc. and Florida Precision Aerospace, Inc. dated as of March 13, 2017	8-K	03/15/17	10.1
10.2	Business Lease Agreement dated December 14, 2018		04/01/19	10.2
10.3	Promissory Note dated May 4, 2020 between Florida Precision Aerospace, Inc. and Bank of America	8-K	5/14/20	10.1
10.4	Loan Authorization and Agreement dated June 23, 2020	10-Q	8/14/20	10.2
10.5	Bill of Sale and Intellectual Property Agreement and Grant Back License Agreement June 8, 2017				Filed
14	Code of Ethics	10-K	04/15/04	14
21	Subsidiaries of the Registrant	10	11/03/99	21
31.1	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-4(a) Certification of Chief Financial Officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer, principal executive officer and principal financial and accounting officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

ITEM 16.	FORM 10-K SUMMARY.

The Company has elected not to provide a summary of the information required by this form.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Enviro Technologies U.S., Inc.

March 31, 2020	By:	/s/ John A. DiBella
John A. DiBella, President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ John A. DiBella	Director, President, Chief Executive Officer, Chief	March 31, 2021
John A. DiBella	Financial Officer, principal executive officer and
principal financial and accounting officer

/s/ Raynard Veldman	Director	March 31, 2021
Raynard Veldman

INDEX TO FINANCIAL STATEMENTS
ENVIRO TECHNOLOGIES U.S., INC.
CONSOLIDATED FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Enviro Technologies U.S., Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Enviro Technologies U.S., Inc. and Subsidiary (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in shareholders’ equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the two years ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures including examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits include evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Contingencies

As described in Note I to the consolidated financial statements, the Company is involved in a legal proceeding. Management assessed the probability of occurrence and whether any loss or range of loss can be reasonably estimated for the legal proceeding.

Auditing management’s accounting for, and disclosure of, loss contingency was highly judgmental as it involved our assessment of the significant judgments made by management when assessing the probability of occurrence or when determining whether an estimate of the loss or range of loss could be made.

To test the Company’s assessment of the probability of occurrence or determination of an estimate of loss, or range of loss, among other procedures, we read the legal documentations, reviewed opinions provided to the Company by outside legal counsel, read letters received directly by us from external counsel, and evaluated the current status of contingencies based on discussions with external legal counsel. We also evaluated the appropriateness of the related disclosures.

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2012

Boynton Beach, Florida

March 31, 2021

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
CURRENT ASSETS:
Cash and cash equivalents	$336,564	$674,844
Accounts receivable, net	1,176	297,755
Inventory, net	113,335	117,984
Prepaid expenses	12,174	20,579
Total current assets	463,249	1,111,162
FIXED ASSETS, NET	312,468	349,377
OTHER ASSETS
Operating lease asset	200,066	243,039
Security deposits	10,143	10,143
Total other assets	210,209	253,182
Total Assets	$985,926	$1,713,721
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$323,481	$427,492
Accrued expenses – related party	706,315	610,965
Loans payable, current portion	65,867	—
Equipment note payable, current portion	71,812	68,276
Operating lease liability, current portion	46,255	42,973
Total current liabilities	1,213,730	1,149,706
LONG-TERM LIABILITIES
Operating lease liability, less current portion	153,811	200,066
Equipment note payable, less current portion	103,586	157,896
Loans payable, less current portion	196,104	—
Total long term liabilities	453,501	357,962
Total Liabilities	1,667,231	1,507,668
COMMITMENTS AND CONTINGENCIES (See Note I)
SHAREHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $.001 par value, 250,000,000 shares authorized; 4,950,125 and 3,578,625 shares issued and outstanding as of December 31, 2020
and December 31, 2019	4,951	3,579
Additional paid-in capital	15,236,173	15,094,095
Accumulated deficit	(15,922,429)	(14,891,621)
Total shareholders’ equity (deficiency)	(681,305)	206,053
Total liabilities and shareholders’ equity (deficiency)	$985,926	$1,713,721

The accompanying notes are an integral part of the consolidated financial statements.

 ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2020	2019
Revenues, net	$79,965	$2,824,083
Cost of goods sold	47,897	1,172,874
Gross profit	32,068	1,651,209
Expenses:
Selling, general and administrative	333,575	336,686
Payroll expenses	536,733	469,815
Professional fees	187,549	233,047
Research and development	2,601	—
Total costs and expenses	1,060,458	1,039,548
(Loss)/Income from operations	(1,028,390)	611,661
Other Income and (Expenses):
Other income	8,000	—
Interest expense	(10,418)	(17,624)
Total other expense	(2,418)	(17,624)
Net (loss)/ income before provision for income taxes	(1,030,808)	594,037
Provision for income taxes	—	—
Net (loss)/ income	$(1,030,808)	$594,037
Net (loss)/ income per share
Basic	$(0.24)	$0.17
Diluted	$(0.24)	$0.13
Weighted average number of common shares
Basic	4,346,815	3,578,625
Diluted	4,346,815	4,592,111

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance - December 31, 2018	3,578,625	$3,579	$15,094,095	$(15,485,658)	$(387,984)
Net Income	—	—	—	594,037	594,037
Balance - December 31, 2019	3,578,625	$3,579	$15,094,095	$(14,891,621)	$206,053
Stock issued for exercise of options in exchange for accrued expenses – related parties and accounts payable	1,336,500	1,337	132,313	—	133,650
Stock issued for services to employees	35,000	35	9,765	—	9,000
Net (loss)	—	—	—	(1,030,808)	(1,030,808)
Balance - December 31, 2020	4,950,125	$4,951	$15,236,173	$(15,922,429)	$(681,305)

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
Cash Flows From Operating Activities:
Net (loss)/ income	$(1,030,808)	$594,037
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	45,137	45,059
Stock issued for services of consultant	9,800	—
Provision for bad debt	6,790	—
Provision for slow moving inventory	8,848	24,185
Amortization for operating lease	42,973	41,769
Changes in assets and liabilities:
Accounts receivable	289,789	(293,716)
Inventory	(4,199)	234,149
Prepaid expenses	8,405	186,671
Accounts payable, accrued expenses and deposits	(62,011)	(37,070)
Accrued expenses – related party	187,000	(202,796)
Operating lease liability	(42,973)	(41,769)
Deposits from customers	—	(1,035,706)
Net cash used in operating activities	(541,249)	(485,187)
Cash Flows From Investing Activities:
Purchase of equipment	(8,228)	—
Net cash used in Investing Activities	(8,228)	—
Cash Flows From Financing Activities:
Loan payable issuance – PPP & EIDL	261,971	—
Repayments of Equipment Note Payable	(50,774)	(63,832)
Net Cash provided by (used in) financing activities	211,197	(63,832)
Net decrease in cash and cash equivalents	(338,280)	(549,019)
Cash and cash equivalents, beginning of year	674,844	1,223,863
Cash and cash equivalents, end of year	$336,564	$674,844
Supplemental Disclosure:
Cash paid during the year for interest	$10,418	$17,624
Cash paid during the year for taxes	$—	$—

Supplemental Disclosure of non-cash investing and financing activities:

Operating lease asset obtained in exchange for operating lease liability	$—	$284,808
Stocks issued with exercise of options in exchange for accounts payable	$42,000	$—
Stocks issued with exercise of options for accrued expenses – related party	$91,650	$—

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO TECHNOLOGIES U.S., INC. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

NOTE A - ORGANIZATION AND OPERATIONS

Enviro Technologies U.S., Inc., a Florida corporation (the “Company”), is a manufacturer and provider of environmental and industrial separation technology. The Company developed, and now manufactures and sells the V-Inline Separator, a technology that efficiently separates liquid/liquid, liquid/solid or liquid/liquid/solid fluid streams with distinct specific gravities. Current and potential commercial applications and markets include mining, utilities, manufacturing, waste-to-energy among other industries. We also, through a Grant Back License with Cameron Solutions signed in June 2017, can utilize specific patents that were sold to Schlumberger under Technology Purchase Agreement for industries outside of oil and gas.

Florida Precision Aerospace, Inc., a Florida corporation (“FPA”), is the wholly-owned subsidiary of the Company and is used to manufacture, assemble and test the V-Inline Separator. On August 20, 2020, the Company’s shareholders approved a change of domicile of the Company from Idaho to Florida. On December 28, 2020, the Company received the file stamped Certificate of Domestication and Articles of Incorporation from the Secretary of State of Florida, which was effective on December 18, 2020, thereby completing the change in domicile from Idaho to Florida. In connection with the change in domicile from Idaho to Florida, the Company’s name changed to “Enviro Technologies U.S., Inc.”.

NOTE B – GOING CONCERN

Since entering into the Technology Purchase Agreement, Supply Agreement and Grant Back License in June 2017 (see Note I), we have generated limited revenues, significantly less than we anticipated, under the terms of any of these agreements. The Supply Agreement expired in June 2020. As we did not generate significant revenues from this agreement, we did not pursue Cameron for an extension in its current state. The Company’s non-compete agreement in the oil and gas industry also expired in June 2020 which allows us to pursue projects in the oil and gas industry. However, we may continue to work together on a project by project basis with Cameron until such time a new agreement is reached, if at all. The Grant Back License did not expire. There are no assurances that the Grant Back License will ever generate any material ongoing revenues. We intend to continue to seek opportunities for the V-Inline Separator. Our revenues declined approximately 97% for the year ended December 31, 2020 as compared to the year ended December 31, 2019. We reported a net loss for 2020 of $1,030,808 as compared to net income of $597,037 in 2019. Our ability to increase our revenues in future periods will depend on a number of factors, many of which are beyond our control, including our ability to generate sales of the V-Inline Separator, our ability to leverage the Grant Back License to generate additional revenues, the continuing impact of the Covid-19 pandemic on the economy in general and the Company in particular, competitive efforts and other general economic trends. There are no assurances we will be able to increase our revenues from 2020 levels or report profitable operations in the future. Further, the lingering economic impact of the Covid-19 pandemic and the weak oil prices during the year 2020 may have a continued negative effect on the potential for sales of V-inline Separators.

At December 31, 2020, we had a working capital deficit of $750,481, an accumulated deficit of $15,922,429 and used $541,249 in net cash in our operations during the year ended December 31, 2020. We do not have any external sources of liquidity. In an effort to conserve our cash resources to sustain our operations until such time as we are able to significantly increase our revenues, we have reduced employee hours and accrued a portion of management’s salary. There are no assurances, however, that these efforts will be sufficient to permit us to pay our operating expenses. In that event, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection.

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company, Enviro Technologies U.S., Inc., and its wholly-owned subsidiary, Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

ENVIRO TECHNOLOGIES U.S., INC. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the valuation of deferred tax assets, allowance for doubtful accounts, allowance for inventory obsolescence and valuation of stock-based compensation. Actual results may differ.

Revenue Recognition

We account for our revenues in accordance with the Accounting Standard Codification Topic 606, “Revenue from Contracts with Customers” and all the related amendments. This standards core principal is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to receive.

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

Revenues that are generated from sales of V-Inline separators, auxiliary equipment and parts and face shields are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. As of December 31, 2020, and December 31, 2019, respectively, there was $0 of deposits from customers.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The company maintains allowances for doubtful accounts for estimated losses. The company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is a doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, and its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collections. At December 31, 2020 and 2019, the Company has $7,044 and $254 in the allowance for doubtful accounts, respectively.

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, prepaid expense, accounts payable, accrued expenses and deposits from customers at December 31, 2020 and 2019, approximate their fair value because of their relatively short-term nature.

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

ENVIRO TECHNOLOGIES U.S., INC. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of December 31, 2020 and 2019.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of December 31, 2020 and 2019.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of December 31, 2020 and 2019.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate limits. As of December 31, 2020 and 2019, we have a cash concentration in excess of the FDIC limit of $80,014 and $398,673, respectively.

Inventory

Inventory primarily consists of components, including raw material and finished parts for the V-Inline Separator and face shields and is priced at lower of cost or net realizable value. Net realizable value is defined as sales price less cost of completion and disposable and transportation. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Provisions have been made to reduce excess or obsolete inventories to their net realizable value. Therefore, these units are included in the inventory of the Company. As of December 31, 2020, and December 31, 2019:

	December 31, 2020	December 31, 2019
Raw materials	$30,145	$38,935
Work in process	10,240	—
Finished goods	72,950	79,049
Total	$113,335	$117,984

Inventory amounts are presented net of allowance for inventory reserves of $75,785 and $66,937 as of December 31, 2020 and December 31, 2019, respectively.

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

ENVIRO TECHNOLOGIES U.S., INC. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

Net Income (Loss) Per Share

In accordance with the Accounting Standard Codification Topic 260, “Earnings per Share” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

As of December 31, 2020 and 2019, there were 10,000 and 1,346,500 shares issuable upon the exercise of options, respectively. The Company had a net loss for the year ended December 31, 2020; therefore, common stock equivalent shares are excluded from the computation of net income per share if their effect is anti-dilutive. The Company had net income for the year ended December 31, 2019. A separate computation of diluted earnings per share is presented using the treasury stock method.

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

Research and Development Expenses

Research and development costs, which includes travel expenses, consulting fees, subcontractors and salaries are expensed as incurred. There was $2,601 and $0, respectively, in research and development costs during the years ended December 31, 2020 and 2019, respectively.

Leases

Financial Accounting Standards Board Accounting Standards Certification (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases”, which amended current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this standard primarily related to our corporate office lease in Fort Lauderdale, FL on January 1, 2019. The Company elected the optional transition method to apply this standard as of the effective date and therefore, the Company did not apply the standard to the comparative period presented on our consolidated financial statements. Refer to Note J.

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses. There was $5,789 and $2,570 in advertising costs during December 31, 2020 and 2019, respectively.

ENVIRO TECHNOLOGIES U.S., INC. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

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

NOTE D - RELATED PARTY TRANSACTIONS

For each of the years ended December 31, 2020 and 2019, the Company incurred salary expenses from the Chief Executive Officer of the Company of $210,000 and $210,000, respectively. During the years ended December 31, 2020 and 2019, $156,650 and $412,796, respectively, of salary and accrued salary have been paid. Of the $156,650 paid to Mr. DiBella in 2020, $81,650 was a reduction of his accrued salary in payment for the exercise of options, including some options of the Company’s employees and a related party. The unpaid balance has been included in accrued expenses- related party. As of December 31, 2020 and 2019, the accrued salary is $664,315 and $610,965, respectively.

Effective July 1, 2017, Raynard Veldman, a member of the Company’s board of directors receives a fee of $2,500 per month for consulting services. For the years ended December 31, 2020 and 2019, Raynard Veldman earned consulting fees of $30,000 and $30,000, respectively. The unpaid balance has been included in accrued expenses- related party. As of December 31, 2020 and 2019, the accrued salary is $30,000 and $0, respectively.

During the years ended December 31, 2020 and 2019, Raynard Veldman, a member of the Company’s board of directors, earned compensation for being a member of the Company’s board of directors of $12,000 and $12,000, respectively. The unpaid balance has been included in accrued expenses- related party. As of December 31, 2020 and 2019, the accrued compensation is $12,000 and $0, respectively. Mr. John DiBella does not receive compensation for being a member of the Company’s board of directors.

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

On June 9, 2020, the Company issued 16,500 shares of its common stock to two employees in connection with the exercise of a stock option at an exercise price of $0.10. Mr. DiBella reduced his accrued salary in the amount of $1,650 for the exercise of options.

On June 9, 2020, the Company issued 380,000 shares of its common stock to a related party in connection with the exercise of a stock option at an exercise price of $0.10. Mr. DiBella reduced his accrued salary in the amount of $3,000 for the exercise of options and an outside consultant agreed to reduce her payable in the amount of $35,000 for the exercise of options.

ENVIRO TECHNOLOGIES U.S., INC. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

    NOTE E - FIXED ASSETS

Fixed assets as of December 31 consists of:	2020	2019
Machinery and equipment	$941,473	$933,245
Furniture and fixtures	14,498	14,498
Autos and Trucks	5,294	5,294
Total	961,265	953,037
Less: accumulated depreciation	(648,797)	(603,660)
Fixed Assets, net	$312,468	$349,377

Depreciation expense was $45,137 and $45,059 for the years ended December 31, 2020 and 2019, respectively.

NOTE F – EQUIPMENT NOTE PAYABLE

In July 2017, the Company entered into a financing agreement for the purchase of CNC machining equipment valued at approximately $426,000. The machining equipment was received in July 2017 and was used for the manufacture of Voraxial Separators under the Supply Agreement and sales of the V-Inline Separators. Under the terms of the agreement the Company made an initial down payment of $85,661 and is required to make monthly payments of $6,788 through January 2023. In addition, the Company incurred $24,281 of installation costs. As of December 31, 2020 and 2019 the amount owed is $175,398 and $226,172, respectively.

    Future minimum payments at December 31, 2020 are as follows:

2021	81,457
2022	81,456
2023	27,152
Future Minimum Equipment Note Payable Payments	190,065
Less Amount Representing Interest	(14,667)
Present Value of Minimum Equipment Note Payable Payments	175,398
Less Current Portion	(71,812)
Long-Term Obligations under Equipment Note Payable	$103,586

NOTE H – SHAREHOLDERS’ EQUITY

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

ENVIRO TECHNOLOGIES U.S., INC. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

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

On June 9, 2020, a consultant exercised 70,000 stock options at an exercise price of $0.10 per share. The consultant agreed to reduce the payables due in the amount of $7,000 for the exercise of options. In addition, a related party exercised 380,000 stock options at an exercise price of $0.10 per share. The consultant agreed to reduce the payables due in the amount of $35,000 for the exercise of options for the related party. In addition, Mr. DiBella reduced his accrued salary in the amount of $3,000 for the exercise of options for the related party.

On June 9, 2020, two employees exercised 16,500 stock options at an exercise price of $0.10 per share. Mr. DiBella reduced his accrued salary in the amount of $1,650 for the exercise of options for these three employees.

ENVIRO TECHNOLOGIES U.S., INC. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

Information with respect to options outstanding and exercisable at December 31, 2020 and 2019 is as follows:

	Number Outstanding	Range of Exercise Price		Number Exercisable
Balance, December 31, 2018	1,346,500		$0.10	1,346,500
Issued	—		—	__
Expired	—		—	—
Balance, December 31, 2019	1,346,500		$0.10	1,346,500
Issued	—		—	—
Expired	—		—	—
Exercised	(1,336,500)		0.10	(1,336,500)
Forfeited	—		—	—
Balance, December 31, 2020	10,000	$	__	10,000

The following table summarizes information about the stock options outstanding at December 31, 2020 and 2019:

Number Outstanding at December 31, 2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2020	Weighted Average Exercise Price
10,000	2.88	$0.10	10,000	$0.10

Number Outstanding at December 31, 2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2019	Weighted Average Exercise Price
1,346,500	3.88	$0.10	1,346,500	$0.10

The aggregate intrinsic value represents the excess amount over the exercise price optionees would have received if all the options have been exercised on the last business day of the period indicated based on the Company’s closing stock price for such day. The aggregate intrinsic value as of December 31, 2020 is $30.

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

ENVIRO TECHNOLOGIES U.S., INC. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

NOTE I - COMMITMENTS AND CONTINGENCIES

SBA and PPP Loans

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

On May 5, 2020, FPA also received an $8,000 grant from the U.S. Small Business Administration. The Company recognized the grant as other income during the year ended December 31, 2020.

On June 23, 2020, FPA executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the Covid-19 pandemic on the Company’s business. Pursuant to that certain Loan Authorization and Agreement, the principal amount of the EIDL Loan is up to $150,000, with proceeds to be used for working capital purposes. On July 16, 2020, the Company has requested $150,000 in disbursements under the EIDL Loan. The funds were received on July 20, 2020. Interest accrues at the rate of 3.75% per annum . Installment payments, including principal and interest, are due monthly beginning June 23, 2021 (12 months from the date of the SBA note) in the amount of $731. The balance of principal and interest is payable 30 years from the date of the SBA Note. In connection therewith, FPA executed (i) a note for the benefit of the SBA, which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of FPA, which also contains customary events of default.

	December 31, 2020	December 31, 2019
Loans payable	$261,971	$—
Less: current portion	(65,867)	—
Long-term loans payable	$196,104	$—

Future minimum loans payable at December 31, 2020 are as follows:

2021	76,723
2022	50,544
2023	8,772
2024	8,772
2025	8,772
2026 and thereafter	215,062
Future Minimum Note Payable Payments	368,645
Less Amount Representing Interest	(106,674)
Present Value of Minimum Note Payable Payments	261,971
Less Current Portion	(65,867)
Long-Term Obligations under Note Payable	$196,104

 ENVIRO TECHNOLOGIES U.S., INC. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

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

For a period of three years following the closing of the Technology Purchase Agreement, which expired in June 2020, the Company and Mr. Veldman and Mr. Di Bella have agreed to not participate or cause participation in the oil-and-gas market in relation to phase or constituent sensing or separation which is defined as, liquid-liquid, liquid-solid or liquid-gas separation and gas or liquid sensing, including all product lines and services related thereto and including the Voraxial product line and services. As the term has expired, the Company may review opportunities in the oil and gas industry.

NOTE J - LEASE

The Company adopted the provision of ASU 2016-02, “Leases” as of the effective date. The Company recorded an operating right of use assets and operating lease liability on January 1, 2019 related to our lease agreement for our facility in Fort Lauderdale, Florida.

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

Supplemental balance sheet information related to leases was as follows:

Operating Leases	Classification	December 31, 2020	December 31, 2019
Right-of-use assets	Operating lease assets	$200,066	$243,039

Current lease liability	Current operating lease liability	46,255	42,973
Non-current lease liability	Long-term operating lease liability	153,811	200,066
Total lease liabilities		$200,066	$243,039

ENVIRO TECHNOLOGIES U.S., INC. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

Lease term and discount rate were as follows:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term (years)	3.75	4.76
Weighted average discount rate	6.75%	6.75%

The components of lease cost were as follows:

	For the Year Ended December 31
	2020	2019
Operating lease cost	$58,065	$58,065
Variable lease cost (1)	$18,128	$18,128
Total lease cost	$76,193	$76,193

(1)	Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

Maturities of lease liabilities were as follows as of December 31, 2020:	Operating Leases
2021	58,353
2022	59,795
2023	59,795
2024	49,829
Total lease payments	227,772
Less: imputed interest	(27,706)
Present value of lease liabilities	$200,066

NOTE K – MAJOR CUSTOMERS

For the year ended December 31, 2020, two customers accounted for approximately 20% and 10% of total revenues, respectively. For the year ended December 31, 2019, one customer accounted for approximately 93% of total revenues. As of December 31, 2020, three customers represented 68%, 17% and 15%, respectively, of total accounts receivables. As of December 31, 2019, one customer represented 99% of total accounts receivables.

NOTE L – INCOME TAX

The Jobs Act (the “TCJA”) significantly revised the US corporate income tax by lowering the corporate federal income tax from 35% to 21%, effective January 1, 2019.

 ENVIRO TECHNOLOGIES U.S., INC. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

The significant components of the deferred tax asset at December 31, 2020 and 2019 were as follows:

	For the Years Ended December 31
	2020	2019
Statutory rate applied to income (loss) before income taxes	$(261,258)	$147,517
Increase (decrease) in income taxes results from:
Change in tax estimate	77,676	—
Non-deductible expense	2,484	—
Change in valuation allowance	181,098	(147,517)
Income tax expense (benefit)	$—	$—

The difference between income tax expense computed by applying the federal statutory corporate tax rate and provision for actual income tax is as follows:

	For the Years Ended December 31
	2020	2019
Income tax expense (benefit) at U.S. statutory rate of 34%	21.00%	21.00%
Income tax expense (benefit) - State	4.35%	4.35%
Change in tax estimate	(7.54)%
Non-deductible expense	(0.24)%	—%
Change in valuation allowance	(17.57)%	(25.34)%
Income tax expense (benefit)	—	—

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The effects of temporary differences that gave rise to deferred tax assets are as follows:

	For the Years Ended December 31
Deferred tax assets:	2020	2019
Provision for inventory reserve	$19,208	$16,965
Operating loss carryforwards	2,902,353	2,723,498
Gross deferred tax assets	2,921,561	2,740,463
Valuation allowance	(2,921,561)	(2,740,463)
Net deferred income tax asset	$—	$—

Increase in the deferred income tax asset is attributable to the estimated deferred income tax benefit arising from operating loss carry forward. The change in valuation allowance for the years ended December 31, 2020 and 2019 was an increase (decrease) of $181,098 and $(147,517), respectively.

The Company has made a 100% valuation allowance of the deferred income tax asset at December 31, 2020, as it is not expected that the deferred tax assets will be realized. The Company has a net operating loss carryforward of approximately $10,145,000 available to offset future taxable income through 2037. The Company has a net operating loss carryforward of approximately $1,305,000, which can be carried forward indefinitely subject to limitation.

The Company’s federal income tax returns for 2017, 2018, 2019 and 2020 remain subject to examination by the Internal Revenue Services and state tax authorities.

