Form 10-Q
period 2021-03-31
ENVIRO TECHNOLOGIES U.S., INC.
filed 2021-05-17
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________

Commission File Number: 0-30454

Enviro Technologies U.S., Inc.
(Exact name of registrant as specified in its charter)

FLORIDA	82-0266517
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: May 17, 2021, we had 4,950,125 shares of our Common Stock outstanding.

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

• Financial risks, including:
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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, Part I, Item 1A. - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “2020 10-K”) and our other filings with the SEC. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “EVTN,” the “Company,” “we,” “our,” “us,” and similar terms refers to Enviro Technologies U.S., Inc., a Florida corporation, and our subsidiary, Florida Precision Aerospace, Inc., a Florida corporation which we refer to as “FPA.” In addition, “first quarter of 2021” refers to the three months ended March 31, 2021, “first quarter of 2020” refers to the three months ended March 31, 2020, “2020” refers to the year ended December 31, 2020 and “2019” refers to the year ending December 31, 2019. We maintain a corporate website at www.evtn.com. Unless specifically set forth to the contrary, the information which appears on our website at www.evtn.com is not part of this report.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021 (unaudited)	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$173,337	336,564
Accounts receivable, net	35,473	1,176
Inventory, net	113,719	113,335
Prepaid expenses	13,939	12,174
Total current assets	336,468	463,249

FIXED ASSETS, NET	300,997	312,468

OTHER ASSETS
Operating lease asset	188,863	200,066
Security deposit	10,143	10,143
Total other assets	199,006	210,209
Total assets	$836,471	985,926

LIABILITIES AND SHAREHOLDERS’ (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$356,586	323,481
Accrued Expenses – related party	743,565	706,315
Loans payable, current portion	102,545	65,867
Equipment note payable, current portion	72,800	71,812
Operating lease liability, current portion	47,474	46,255
Total current liabilities	1,322,970	1,213,730

LONG-TERM LIABILITIES:
Operating lease liabilities, less current portion	141,389	153,811
Equipment note payable, less current portion	84,865	103,586
Loans payable, less current portion	159,426	196,104
Total long-term liabilities	385,680	453,501
Total liabilities	1,708,650	1,667,231

COMMITMENTS AND CONTINGENCIES (See Note H)	—	—

SHAREHOLDERS’ (DEFICIENCY):
Common stock, $.001 par value, 250,000,000 shares authorized; 4,950,125 and 4,950,125 shares issued and outstanding as of March 31, 2021 and December 31, 2020	4,951	4,951
Additional paid-in capital	15,236,173	15,236,173
Accumulated deficit	(16,113,303)	(15,922,429)
Total shareholders’ (deficiency)	(872,179)	(681,305)

Total liabilities and shareholders’ (deficiency)	$836,471	$985,926

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues, net	$37,755	$4,528
Cost of goods sold	14,844	765
Gross profit	22,911	3,763

Costs and expenses:
General and administrative	77,347	84,208
Professional fees	38,827	55,212
Payroll expense	90,708	131,370
Total costs and expenses	206,882	270,790

Loss from operations	(183,971)	(267,027)

Other expenses:
Interest expense	(6,903)	(3,723)
Total other expense	(6,903)	(3,723)

Net loss before provisions for income taxes	(190,874)	(270,750)
Provisions for income taxes	—	—
NET LOSS	$(190,874)	$(270,750)

Weighted average number of common shares outstanding - basic and diluted	4,950,125	3,578,625
Loss per common share - basic and diluted	$(0.04)	$(0.08)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
EQUITY (DEFICIENCY)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 and 2020
(Unaudited)

	Common Stock		Additional
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Total
Balance - December 31, 2019	3,578,625	$3,579	$15,094,095	$(14,891,621)	$206,053

Net (loss)	—	—	—	(270,750)	(270,750)

Balance-March 31, 2020 (unaudited)	3,578,625	3,579	$15,094,095	$(15,162,371)	$(64,697)

Balance - December 31, 2020	4,950,125	$4,951	$15,236,173	$(15,922,429)	$(681,305)

Net (loss)	—	—	—	(190,874)	(190,874)

Balance – March 31, 2021 (unaudited)	4,950,125	$4,951	$15,236,173	$(16,113,303)	$(872,179)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(190,874)	$(270,750)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	11,471	11,328
Amortization of operating lease asset	11,203	10,474
Changes in assets and liabilities:
Accounts receivable	(34,297)	296,662
Inventory	(384)	(19,629)
Prepaid expenses	(1,765)	(4,900)
Accounts payable and accrued expenses	33,105	(62,853)
Operating lease liability	(11,203)	(10,474)
Accrued expenses – related party	37,250	52,500
Net cash (used in) provided by operating activities	(145,494)	2,358

Cash Flows from Investing Activities:
Purchase of equipment	—	(5,067)
Net cash used in Investing activities	—	(5,067)

Cash Flows from Financing Activities:
Repayment of equipment note payable	(17,733)	(16,640)
Net cash used in financing activities	(17,733)	(16,640)

Net decrease in cash and cash equivalents	(163,227)	(19,349)

Cash and cash equivalents, beginning of period	336,564	674,844

Cash and cash equivalents, end of period	$173,337	$655,495

Supplemental Disclosures
Cash paid during the period for interest	$2,631	$3,723
Cash paid during the period for taxes	$—	$—

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

 ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE A - ORGANIZATION AND OPERATIONS

Enviro Technologies U.S., Inc., a Florida corporation (the “Company”), is a manufacturer and provider of environmental and industrial separation technology. The Company developed, and now manufactures and sells the V-Inline Separator, a technology that efficiently separates liquid/liquid, liquid/solid or liquid/liquid/solid fluid streams with distinct specific gravities. On June 8, 2017, the Company and Florida Precision Aerospace, Inc., a Florida corporation (“FPA”), a wholly-owned subsidiary of the Company, closed the transactions contemplated by the Technology Purchase Agreement dated March 13, 2017 with Schlumberger Technology Corporation, a Texas corporation, Schlumberger Canada Limited, a Canadian entity, and Schlumberger B.V., an entity organized under the laws of the Netherlands (collectively, “Schlumberger”) for the sale of our intellectual property, substantially consisting of Voraxial patents, marks, software and copyrights (the “Intellectual Property”). As part of the agreement, Schlumberger granted us a non-exclusive, worldwide, royalty-free licenses (the “Grant Back Licenses”), to make, use, sell, offer for sale, and import products and processes embodying the Intellectual Property outside the oil and gas market. Current and potential commercial applications and markets include mining, utilities, manufacturing, waste-to-energy among other industries.

FPA is used to manufacture, assemble and test the V-Inline Separator. On August 20, 2020, the Company’s shareholders approved a change of domicile of the Company from Idaho to Florida. On December 28, 2020, the Company received the file stamped Certificate of Domestication and Articles of Incorporation from the Secretary of State of Florida, which was effective on December 18, 2020, thereby completing the change in domicile from Idaho to Florida. In connection with the change in domicile from Idaho to Florida, the Company’s name changed to “Enviro Technologies U.S., Inc.”.

NOTE B – GOING CONCERN

Since entering into the Technology Purchase Agreement, Supply Agreement and Grant Back License in June 2017, we have generated limited revenues, significantly less than we anticipated, under the terms of any of these agreements. Although the Supply Agreement expired in June 2020, we continue to have a relationship with Schlumberger. The Grant Back License did not expire. There are no assurances that the Grant Back License will ever generate any material ongoing revenues. We intend to continue to seek opportunities for the V-Inline Separator. Our ability to increase our revenues in future periods will depend on a number of factors, many of which are beyond our control, including our ability to generate sales of the V-Inline Separator, our ability to leverage the Grant Back License to generate additional revenues, the continuing impact of the Covid-19 pandemic on the economy in general and the Company in particular, competitive efforts and other general economic trends. There are no assurances we will return to the pre-Covid revenue and profitability levels of 2019 or report profitable operations in the future. Further, the lingering economic impact of the Covid-19 pandemic may have a continued negative effect on the potential for sales of V-inline Separators.

At March 31, 2021, we had a working capital deficit of $986,502, an accumulated deficit of $16,113,303. We do not have any external sources of liquidity. Our revenues have declined significantly from quarter ended and year ended December 31, 2019, our last full reporting period prior to the start of Covid-19 pandemic and has yet to recover. Covid-19 pandemic has created a very challenging economic condition for our company. In an effort to conserve our cash resources to sustain our operations until such time as the economy begins returning to pre-Covid-19 pandemic activity levels, we have reduced employee hours and accrued a portion of management’s salary. We also have begun marketing our machining capabilities to local manufactures. There are no assurances, however, that these efforts will be sufficient to permit us to pay our operating expenses. In the event we cannot increase our revenues, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection.

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

 ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the company’s annual consolidated financial statements, notes and accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 31, 2021. In the opinion of management, all adjustments, which are necessary to provide a fair presentation of financial position as of March 31, 2021, and the related operating results and cash flows for the interim period presented, have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the parent company, Enviro Technologies U.S., Inc., and its wholly-owned subsidiary, Florida Precision Aerospace, Inc. All significant intercompany accounts and transactions have been eliminated.

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

The Company derives its revenue from the sale of the V-Inline Separators and some high precision manufacturing projects. We pursued designing, manufacturing and selling face shields during the Covid-19 quarantine period and are constantly seeking other sources of revenues.

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

Revenues that are generated from sales of V-Inline separators, auxiliary equipment and parts and face shields are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. As of March 31, 2021, and December 31, 2020, respectively, there was $0 of deposits from customers.

 ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts. The company maintains allowances for doubtful accounts for estimated losses. The company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is a doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, and its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collections. At March 31, 2021 and December 31, 2020, the Company has $7,044 and $7,044 in the allowance for doubtful accounts, respectively.

Fair Value of Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at March 31, 2021 and December 31, 2020, approximate their fair value because of their relatively short-term nature.

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of March 31, 2021 and December 31, 2020.

Level 2— inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of March 31, 2021 and December 31, 2020.

Level 3— inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of March 31, 2021 and December 31, 2020.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate (“FDIC”) limits. As of March 31, 2021 and December 31, 2020, the Company has a cash concentration in excess of FDIC limits of $0 and $80,014, respectively.

 ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

Inventory

Inventory primarily consists of components, including raw material and finished parts for the V-Inline Separator and face shields and is priced at lower of cost or net realizable value. Net realizable value is defined as sales price less cost of completion and disposable and transportation. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of March 31, 2021 and December 31, 2020:

	March 31, 2021 (unaudited)	December 31, 2020
Raw materials	$30,529	$30,145
Work in process	10,240	10,240
Finished goods	72,950	72,950
Total	$113,719	$113,335

Inventory amounts are presented net of allowance for inventory reserves of $75,785 and $75,785 as of March 31, 2021 and December 31, 2020, respectively.

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

As of March 31, 2021 and 2020, there were 10,000 and 1,346,500 shares issuable upon the exercise of options, respectively. The Company had a net loss for the periods ended March 31, 2021 and 2020; therefore, common stock equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

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

 ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

BUSINESS SEGMENTS

The Company operates in one segment and therefore segment information is not presented.

LEASES

The Company accounts for leases in accordance with Accounting Standard Codification Topic 842.

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses. There was $168 and $1,863 in advertising costs during the periods ended March 31, 2021 and March 31, 2020, respectively.

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

Recent Accounting Pronouncements

All newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

NOTE D - RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2021, the Company incurred salary expenses for the Chief Executive Officer of the Company of $52,500. During the three months ended March 31, 2021, a total of $26,250 of salary and accrued salary have been paid. The total unpaid balance as of March 31, 2021 is $690,565 and is included in accrued expenses – related party. For the three month ended March 31, 2020, the Company incurred salary expenses for the Chief Executive Officer of the Company of $52,500. Of these amounts, $0 had been paid for the three months ended March 31, 2020. The total unpaid balance as of March 31, 2021 and December 31, 2020 are $663,465 and $664,315, respectively, which are included in accrued expenses – related party.

During the three months ended March 31, 2021 and 2020, Mr. Veldman, received compensation for being a member of the Company’s board of directors of $3,000 and $3,000, respectively. The unpaid balance has been included in accrued expenses-related party. Mr. John DiBella does not receive compensation for being a member of the Company’s board of directors.

Effective July 1, 2017, Raynard Veldman, a member of the Company’s board of directors, receives a fee of $2,500 per month for consulting services. During the three months ended March 31, 2021 and 2020, Mr. Veldman received consulting fees of $7,500 and $7,500, respectively. The unpaid balance has been included in accrued expenses- related party. As of March 31, 2021 and December 31, 2020, the total accrued compensation and consulting services are $53,000 and $42,500 respectively.

 ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE E – FIXED ASSETS

Fixed assets as of March 31, 2021 and December 31, 2020 consist of:

	March 31, 2021 (unaudited)	December 31, 2020
Machinery and equipment	$941,473	$941,473
Furniture and fixtures	14,498	14,498
Autos and Trucks	5,294	5,294
Total	961,265	961,265
Less: accumulated depreciation	(660,268)	(648,797)
Fixed Assets, net	$300,997	$312,468

Depreciation expense was $11,471 and $11,328 for the three months ended March 31, 2021 and 2020, respectively.

NOTE F – EQUIPMENT NOTE PAYABLE

In July 2017, the Company entered into a financing agreement for the purchase of CNC machining equipment valued at approximately $426,000. The machining equipment was received in July 2017 and was used for the manufacture of Voraxial Separators under the Supply Agreement and sales of the V-Inline Separators. Under the terms of the agreement the Company made an initial down payment of $85,661 and is required to make monthly payments of $6,788 through January 2023. In addition, the Company incurred $24,281 of installation costs. As of March 31, 2021 and December 31, 2020 the amount owed is $157,665 and $175,398, respectively. See NOTE K “SUBSEQUENT EVENTS”.

	March 31, 2021 (unaudited)	December 31, 2020
Equipment note payable	$157,665	$175,398
Less: current portion	72,800	71,812
Long-term equipment note payable	$84,865	$103,586

note G – shareholders’ equity

Options

 Information with respect to options outstanding and exercisable at March 31, 2021 is as follows:

	Number Outstanding	Exercise Price	Number Exercisable
Balance, December 31, 2020	10,000	$0.10	10,000
Issued	—	—	—
Expired	—	—	—
Forfeited	—	—	—
Balance, March 31, 2021	10,000	$0.10	10,000

Exercise Price	Number Outstanding at March 31, 2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2021	Weighted Average Exercise Price
0.10	10,000	2.63	$0.10	10,000	$0.10
Total	10,000	—	—	10,000	—

 ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

The aggregate intrinsic value represents the excess amount over the exercise price optionees would have received if all the options have been exercised on the last business day of the period indicated based on the Company’s closing stock price of for such day. The aggregate intrinsic value as of March 31, 2021 is $1,500.

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

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics different from those of its traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options. The risk-free interest rate is based upon quoted market yields for United States Treasury debt securities with a term similar to the expected term. The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends. Expected volatility was based on historical data for the trading of our stock on the open market. The expected lives for such grants were based on the simplified method.

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

 ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE H – COMMITMENTS AND CONTINGENCIES

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

	March 31, 2021 (unaudited)	December 31, 2020
Loans payable	$261,971	$261,971
Less: current portion	(102,545)	(65,867)
Long-term loans payable	$159,426	$196,104

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

NOTE I - LEASE

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

For the three months ended March 31, 2021 and 2020, the total lease cost was $20,220 and $19,510, respectively, which includes variable lease cost of $5,704 and $4,771, respectively. Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate. For the three months ended March 31, 2021 and 2020, cash paid for operating lease liabilities was $14,516 and $14,516, respectively.

 ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE J – MAJOR CUSTOMERS

During the three months ended March 31, 2021, we recorded 76% of our revenue from one customer.

During the three months ended March 31, 2020, we recorded 96% of our revenue from two customers, with each representing 57% and 39% of total revenues.

As of March 31, 2021, one of the Company’s customers represents 81% of the total accounts receivable.

As of December 31, 2020, three of the Company’s customers represents 68%, 17% and 15% of the accounts receivables.

NOTE K – SUBSEQUENT EVENTS

On April 5, 2021, FPA received a loan (the “2021 PPP Loan”) from Cross River Bank. in the aggregate amount of $75,085, pursuant to the PPP under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The 2021 PPP Loan, which was in the form of a promissory note dated April 5, 2021 issued by FPA, has a 60 month term and matures on April 5, 2026 and bears interest at a rate of 1.00% per annum, payable monthly commencing on April 5, 2022. The note may be prepaid by FPA at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations. FPA intends to use the entire 2021 PPP Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the 2021 PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

In April 2021, the Company entered into a purchase agreement to sell its CNC machining equipment for $275,000. The machining equipment was received in July 2017 and was used for the manufacture of customer specific projects along with the largest Voraxial and V-Inline Separators. The Company sold the equipment as the utilization of the CNC machining equipment for customer specific projects and the separation equipment decreased due to the Covid-19 pandemic. The Company can still manufacture the Voraxial and V-Inline Separators and manufacture customer specific projects with its current manufacturing equipment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations for the three months ending March 31, 2021 and 2020 and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Statement Regarding Forward Looking Information in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Although we experienced significant revenue growth in 2019 mainly through the sale of Voraxial Separator and V-Inline Separators, 2020 proved to be an extremely challenging and disappointing year due to the Covid-19 pandemic. Our revenues were mainly derived from machining, face guards and auxiliary parts for the V-Inline Separators. The demand from the oil industry dried up as we saw a significant decline in oil prices and a drop in capital expenditures from the overall market, both the oil industry and industries outside of oil and gas hindered sales opportunities for the V-Inline Separator. Customer inquiries decreased significantly as well. The Supply Agreement we signed with Schlumberger in June 2017 as part of the Technology Purchase Agreement expired in 2020. As we did not generate significant revenues from this agreement, we did not pursue an extension of such agreement under its initial terms. However, we may continue to work together on a project by project basis with Cameron Solutions until such time a new agreement is reached, if at all.

We believe there is a market for the V-Inline Separator in the mining, utilities, sewage and industrial wastewater industries, among others, which we continue to market under our Grant Back License. We intend to continue to seek opportunities for the V-Inline Separator through our rights under our Grant Back License. We have branded our licensed products as the V-Inline Separator. We shipped a wastewater system to a utility company that consisted of multiple V-Inline Separators to separate solids and oil from their wastewater stream. The system is being used to process and separate oil and solids from a flow of about 100 gallons per minute. The system includes different technologies with the heart of the system being comprised of two V-Inline 2000 Separators working in parallel with a third V-Inline Separator being utilized to further dewater the reject lines from the System. We shipped the wastewater system in the fourth quarter of 2019.

Going Concern

For the three months ended March 31, 2021, we reported a net loss of $(190,874) and net cash used in operations of $145,494. At March 31, 2021, we had cash on hand of $173,337, a working capital deficit of $986,502 and an accumulated deficit of $16,113,303. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2020 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our working capital deficit, accumulated deficit and negative cash flows from operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company. We estimate we require approximately $800,000 to maintain our operations over the next 12 months.

Subsequent to the period covered by this report, in April 2021 we received approximately $75,000 under the 2021 PPP Loan and in April 2021 we received $275,000 in consideration of selling our CNC machining equipment. A portion of the proceeds from the sale of machining equipment will be used to fully pay for the equipment note payable.

Results of Operations for the Three Months ended March 31, 2020 and 2019:

Revenue

While our revenues were nominal for the three months ended March 31, 2021, our revenues increased by approximately 734% for the three months ended March 31, 2021 from the comparable period in 2020. There are no assurances we will be able to increase our revenues to the profitability levels we experienced in fiscal year 2019 before the Covid-19 pandemic or report profitable operations in the future. Further, the lingering economic impact of the Covid-19 pandemic may have a continued negative effect on the potential for sales of V-inline Separators. Our revenues are dependent upon our ability to develop a consistent sales channel for the V-Inline Separators and potentially additional sales of the Voraxial Separator from Schlumberger. However, at this time, we have not renewed the supply agreement with Schlumberger, but we have maintained a relationship with Schlumberger and received a purchase order from Schlumberger for some auxiliary parts. As discussed earlier in this report, we believe that our revenues for the three months ended March 31, 2021 and fiscal year 2020 have been adversely impacted by the Covid-19 pandemic and the significant drop in oil prices in 2020. Even once the effects of the pandemic on our business subsides, it may take longer than expected for business in our target markets to resume normal operations. Accordingly, at this time we are unable to predict the ultimate impact to our revenues for the remaining 2021.

The majority of our sales in the first quarter of 2021 were a result of manufacturing specific machine parts for our customers, sales to Schlumberger related to the Voraxial Separator, and sales of auxiliary equipment and parts of the V-Inline Separator. The majority of revenues in the first quarter of 2020 were a result of manufacturing specific machine parts for our customers.

Cost of Goods

Our cost of goods increased by approximately 1,840% for the three months ended March 31, 2021 from the comparable period 2020. This increase is mainly due to an increase in revenues we experienced and the different manufacturing projects we completed during the three months ended March 31, 2021. Our cost of goods continues to be reviewed by management in effort to obtain the best available pricing while maintaining high quality standards.

Costs and Expenses

Total costs and expenses decreased by approximately 24% for the three months ended March 31, 2021 from the comparable period 2020 as we continue to reduce expenditures as a result of Covid-19 pandemic. Included in this decrease was a decrease of approximately 8% in general and administrative expenses in the first quarter of 2021 from the first quarter of 2020, including decrease in repair and maintenance and insurance expense. In addition, payroll expense decreased approximately 31% during the first quarter of 2021 as compared to the first quarter of 2020 as we reduced the number of employees and overtime hours due to slower economic activity. Professional fees decreased by approximately 30% as we continue to reduce expenses due to the Covid-19 pandemic.

Liquidity and Capital Resources:

Cash at March 31, 2021 was $173,337 as compared to $336,564 at December 31, 2020. Our working capital deficit at March 31, 2021 was $986,502 as compared to a working capital deficit at December 31, 2020 of $750,481. At March 31, 2021, we had an accumulated deficit of $16,113,303. Our current assets decreased by 27% at March 31, 2021 as compared to December 31, 2020, which reflects decreases in our cash and cash equivalents, partially offset by increases in our accounts receivables. Increases in accounts receivable is due to an increase in manufacturing projects completed during the period. Our current liabilities increased by 9% at March 31, 2021 as compared to December 31, 2020, which reflects an increase in accounts payable and accrued expenses and accrued expenses – related party. Increases in accrued expenses – related party is due to the accrual of management’s salary. Accounts payable and accrued expenses increased due to professional fees.

We do not have any external sources of liquidity and we do not have any capital commitments.

Summary of cash flows

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Cash flow data:
Cash (used in) provided by operating activities	$(145,494)	$2,358
Cash used in investing activities	$—	$(5,067)
Cash used in financing activities	$(17,733)	$(16,640)

Net cash used in operating activities in the three months ended March 31, 2021 was primarily attributable to an increase in accounts receivable offset in part by increases in accrued expenses – related party and accounts payable and accrued expenses.

Net cash provided by operating activities in the three months ended March 31, 2020 was primarily attributable to a decrease in accounts receivable and an increase in accrued expenses – related party offset in part by decreases in accounts payable and accrued expenses.

Net cash used in financing activities during the three months ended March 31, 2021 and 2020 was primarily attributable to the repayment of the equipment note payable.

Net cash used in investing activities during the three months ended March 31, 2020 was primarily attributable to the purchase of equipment. There were no comparable activity during the three months ended March 31, 2021.

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

Recent Accounting Pronouncements

All newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer who also serves as our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2021. Based upon continuing material weakness in the Company’s internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2020, our management concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

On April 5, 2021, FPA received a loan (the “2021 PPP Loan”) from Cross River Bank. in the aggregate amount of $75,085, pursuant to the PPP under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The 2021 PPP Loan, which was in the form of a promissory note dated April 5, 2021 issued by the FPA, has a 60 month term and matures on April 5, 2026 and bears interest at a rate of 1.00% per annum, payable monthly commencing on April 5, 2022. The note may be prepaid by the FPA at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations. FPA intends to use the entire 2021 PPP Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the 2021 PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

In April 2021, the Company entered into a purchase agreement to sell its CNC machining equipment for $275,000. The machining equipment was received in July 2017 and was used for the manufacture of customer specific projects along with the largest Voraxial and V-Inline Separators. The Company sold the equipment as the utilization of the CNC machining equipment for customer specific projects and the separation equipment decreased due to the Covid-19 pandemic.

Item 6.	Exhibits

		Incorporated by Reference			Filed or
No.	Exhibit Description	Form	Date Filed	Exhibit Number	Furnished Herewith

2	Agreement and Plan of Reorganization	10	11/03/99	2
3(i)	Articles of Incorporation	10	11/03/99	3(i)
3(ii)	Bylaws	10-K	3/31/21	3(ii)
3(iii)	Articles of Amendment to the Articles of Incorporation	8-K	11/13/17	3.2
3(iv)	Articles of Amendment to the Articles of Incorporation	8-K	9/9/20	3(iv)
3(v)	Statement of Domestication filed in the State of Idaho	8-K	12/28/20	3(iv)
3(vi)	Certificate of Domestication and Articles of Incorporation filed in the State of Florida	8-K	12/28/20	3(v)
31.1	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-4(a) Certification of Chief Financial Officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized.

Enviro Technologies U.S., Inc.

By:	/s/ John A. Di Bella
John A. Di Bella
Chief Executive Officer and Chief Financial Officer

DATED: May 17, 2021

