Form 10-Q
period 2021-06-30
ENVIRO TECHNOLOGIES U.S., INC.
filed 2021-08-09
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: August 6, 2021, we had 4,950,125 shares of our Common Stock outstanding.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “EVTN,” the “Company,” “we,” “our,” “us,” and similar terms refers to Enviro Technologies U.S., Inc., a Florida corporation, and our subsidiary, Florida Precision Aerospace, Inc., a Florida corporation which we refer to as “FPA.” In addition, “second quarter of 2021” refers to the three months ended June 30, 2021, “second quarter of 2020” refers to the three months ended June 30, 2020, “2020” refers to the year ended December 31, 2020 and “2021” refers to the year ending December 31, 2021. We maintain a corporate website at www.evtn.com. Unless specifically set forth to the contrary, the information which appears on our website at www.evtn.com is not part of this report.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021 (unaudited)	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$271,659	$336,564
Accounts receivable, net	11,687	1,176
Inventory, net	116,234	113,335
Prepaid expenses	3,691	12,174
Total current assets	403,271	463,249

FIXED ASSETS, NET	7,159	312,468

OTHER ASSETS
Operating lease asset	177,470	200,066
Security deposit	10,143	10,143
Total other assets	187,613	210,209
Total assets	$598,043	$985,926

LIABILITIES AND SHAREHOLDERS’ (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$373,839	$323,481
Accrued Expenses – related party	806,565	706,315
Loans payable, current portion	111,971	65,867
Equipment note payable, current portion	—	71,812
Operating lease liability, current portion	48,715	46,255
Total current liabilities	1,341,090	1,213,730

LONG-TERM LIABILITIES:
Operating lease liabilities, less current portion	128,755	153,811
Equipment note payable, less current portion	—	103,586
Loans payable, less current portion	225,085	196,104
Total long-term liabilities	353,840	453,501
Total liabilities	1,694,930	1,667,231

COMMITMENTS AND CONTINGENCIES (See Note H)	—	—

SHAREHOLDERS’ (DEFICIENCY):
Common stock, $.001 par value, 250,000,000 shares authorized; 4,950,125 and 4,950,125 shares issued and outstanding as of June 30, 2021 and December 31, 2020	4,951	4,951
Additional paid-in capital	15,236,173	15,236,173
Accumulated deficit	(16,338,011)	(15,922,429)
Total shareholders’ (deficiency)	(1,096,887)	(681,305)

Total liabilities and shareholders’ (deficiency)	$598,043	$985,926

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues, net	$29,108	$22,790	$66,864	$27,318

Cost of goods sold	13,368	14,434	28,212	15,199

Gross profit	15,740	8,356	38,652	12,119

Costs and expenses:
Selling, general and administrative	56,210	101,108	133,557	185,316
Professional Fees	37,570	57,892	76,397	113,104
Payroll expenses	123,886	124,871	214,594	256,241

Total costs and expenses	217,666	283,871	424,548	554,661

Loss from operations	(201,926)	(275,515)	(385,896)	(542,542)

Other income (expenses):
Other Income	—	8,000	—	8,000
Loss on sale of assets	(15,011)	—	(15,011)	—
Interest expense	(7,771)	(3,441)	(14,675)	(7,164)

Total other income (expense)	(22,782)	4,559	(29,686)	836

Net loss before provisions for income taxes	(224,708)	(270,956)	(415,582)	(541,706)
Provisions for income taxes	—	—	—	—
NET LOSS	$(224,708)	$(270,956)	$(415,582)	$(541,706)

Net loss per common share - basic and diluted	$(0.05)	$(0.07)	$(0.08)	$(0.14)
Weighted average number of common shares outstanding - basic and diluted	4,950,125	3,895,125	4,950,125	3,736,875

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
EQUITY (DEFICIENCY)

(Unaudited)

 For the three months ended June 30, 2021 and 2020

	Common Stock		Additional
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Total
Balance – March 31, 2020 (unaudited)	3,578,625	$3,579	$15,094,095	(15,162,371)	$(64,697)
Stock issued for exercise of options in exchange for accrued expenses - related parties and accounts payable	1,336,500	1,337	132,313	—	133,650

Stock issued for services to employees	35,000	35	9,765		9,800

Net loss	—	—	—	(270,956)	(270,956)

Balance-June 30, 2020 (unaudited)	4,950,125	$4,951	$15,236,173	(15,433,327)	$(192,203)

Balance – March 31, 2021 (unaudited)	4,950,125	$4,951	$15,236,173	(16,113,303)	$(872,179)

Net loss	—	—	—	(224,708)	(224,708)

Balance – June 30, 2021 (unaudited)	4,950,125	$4,951	$15,236,173	(16,338,011)	$(1,096,887)

For the six months ended June 30, 2021 and 2020

	Common Stock		Additional
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Total
Balance - December 31, 2019	3,578,625	$3,579	$15,094,095	$(14,891,621)	$206,053
Stock issued for exercise of options in exchange for accrued expenses - related parties and accounts payable	1,336,500	1,337	132,313	—	133,650

Stock issued for services to employees	35,000	35	9,765		9,800

Net loss	—	—	—	(541,706)	(541,706)

Balance-June 30, 2020 (unaudited)	4,950,125	$4,951	$15,236,173	$(15,433,327)	$(192,203)

Balance - December 31, 2020	4,950,125	$4,951	$15,236,173	$(15,922,429)	$(681,305)

Net loss	—	—	—	(415,582)	(415,582)

Balance – June 30, 2021 (unaudited)	4,950,125	$4,951	$15,236,173	$(16,338,011)	$(1,096,887)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(415,582)	$(541,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,298	22,656
Amortization of operating lease asset	22,596	21,125
Stock issued for services	—	9,800
Loss on sale of equipment	15,011	—
Changes in assets and liabilities:
Accounts receivable	(10,511)	287,160
Inventory	(2,899)	(26,437)
Prepaid expenses	8,483	8,405
Accounts payable and accrued expenses	50,358	(30,353)
Operating lease liability	(22,596)	(21,125)
Accrued expenses – related parties	100,250	30,000
Net cash used in operating activities	(239,592)	(240,475)

Cash Flows from Investing Activities:
Sale of equipment	275,000	(5,067)
Net cash provided by (used in) Investing activities	275,000	(5,067)

Cash Flows from Financing Activities:
Repayment of equipment note payable	(175,398)	(33,564)
Loan payable issuance	75,085	111,971
Net cash (used in) provided by financing activities	(100,313)	78,407

Net decrease in cash and cash equivalents	(64,905)	(167,135)

Cash and cash equivalents, beginning of period	336,564	674,844

Cash and cash equivalents, end of period	$271,659	$507,709

Supplemental Disclosures
Cash paid during the period for interest	$10,403	$7,164
Cash paid during the period for taxes	$—	$—

Supplemental Disclosure of non-cash investing and financing activities
Operating lease asset obtained in exchange for operating lease liability	$—	$—
Stock issued for exercise of options in exchange for accounts payable	$—	$42,000
Stock issued for exercise of options in exchange for accrued expenses - related parties	$—	$91,650

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE A - ORGANIZATION AND OPERATIONS

Enviro Technologies U.S., Inc., a Florida corporation (the “Company”), is a manufacturer and provider of environmental and industrial separation technology. The Company developed, and now manufactures and sells the V-Inline Separator, a technology that efficiently separates liquid/liquid, liquid/solid or liquid/liquid/solid fluid streams with distinct specific gravities. On June 8, 2017, the Company and Florida Precision Aerospace, Inc., a Florida corporation (“FPA”), a wholly-owned subsidiary of the Company, closed the Technology Purchase Agreement dated March 13, 2017 with Schlumberger Technology Corporation, a Texas corporation, Schlumberger Canada Limited, a Canadian entity, and Schlumberger B.V., an entity organized under the laws of the Netherlands (collectively, “Schlumberger”) for the sale of our intellectual property, substantially consisting of Voraxial patents, marks, software and copyrights (the “Intellectual Property”). As part of the agreement, Schlumberger granted us a non-exclusive, worldwide, royalty-free licenses (the “Grant Back Licenses”), to make, use, sell, offer for sale, and import products and processes embodying the Intellectual Property outside the oil and gas market and we entered into a Supply Agreement. Current and potential commercial applications and markets include mining, utilities, manufacturing, waste-to-energy among other industries.

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

NOTE B – GOING CONCERN

Since entering into the Technology Purchase Agreement, the Grant Back License and a supply agreement in June 2017, we have generated limited revenues; significantly less than we anticipated, under the terms of any of these agreements. Although the supply agreement expired in June 2020, we continue to have a relationship with Schlumberger. The Grant Back License did not expire. There are no assurances that the Grant Back License will ever generate any material ongoing revenues. We intend to continue to seek opportunities for the V-Inline Separator. Our ability to increase our revenues in future periods will depend on a number of factors, many of which are beyond our control, including our ability to generate sales of the V-Inline Separator, our ability to leverage the Grant Back License to generate additional revenues, the continuing impact of the Covid-19 pandemic on the economy in general and the Company in particular, competitive efforts and other general economic trends. There are no assurances we will return to the pre-Covid revenue and profitability levels of 2019 or report profitable operations in the future. Further, the lingering economic impact of the Covid-19 pandemic may have a continued negative effect on the potential for sales of V-inline Separators.

At June 30, 2021, we had a working capital deficit of $937,819, an accumulated deficit of $16,338,011. We do not have any external sources of liquidity. Our revenues have declined significantly from quarter ended and year ended December 31, 2019, our last full reporting period prior to the start of Covid-19 pandemic and has yet to recover. Covid-19 pandemic has created a very challenging economic condition for our company. In an effort to conserve our cash resources to sustain our operations until such time as the economy begins returning to pre-Covid-19 pandemic activity levels, we have reduced employee hours, continue to accrue a portion of management’s salary, and sold under-utilized equipment. We also have begun marketing our machining capabilities to local manufactures. There are no assurances, however, that these efforts will be sufficient to permit us to pay our operating expenses. In the event we cannot increase our revenues, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection.

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

JUNE 30, 2021

(UNAUDITED)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the company’s annual consolidated financial statements, notes and accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 31, 2021. In the opinion of management, all adjustments, which are necessary to provide a fair presentation of financial position as of June 30, 2021, and the related operating results and cash flows for the interim period presented, have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

Revenues that are generated from sales of V-Inline separators, auxiliary equipment and parts and face shields are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. As of June 30, 2021, and December 31, 2020, respectively, there was $0 of deposits from customers.

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts. The company maintains allowances for doubtful accounts for estimated losses. The company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is a doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, and its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collections. At June 30, 2021 and December 31, 2020, the Company has $7,044 and $7,044 in the allowance for doubtful accounts, respectively.

Fair Value of Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at June 30, 2021 and December 31, 2020, approximate their fair value because of their relatively short-term nature.

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of June 30, 2021 and December 31, 2020.

Level 2— inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of June 30, 2021 and December 31, 2020.

Level 3— inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of June 30, 2021 and December 31, 2020.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate (“FDIC”) limits. As of June 30, 2021 and December 31, 2020, the Company has a cash concentration in excess of FDIC limits of $0 and $80,014, respectively.

Inventory

Inventory primarily consists of components, including raw material and finished parts for the V-Inline Separator and is priced at lower of cost or net realizable value. Net realizable value is defined as sales price less cost of completion and disposable and transportation. Inventory may include units

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of June 30, 2021 and December 31, 2020:

	June 30, 2021 (unaudited)	December 31, 2020
Raw materials	$24,142	$30,145
Work in process	19,142	10,240
Finished goods	72,950	72,950
Total	$116,234	$113,335

Inventory amounts are presented net of allowance for inventory reserves of $75,785 and $75,785 as of June 30, 2021 and December 31, 2020, respectively.

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

As of June 30, 2021 and 2020, there were 10,000 and 10,000 shares issuable upon the exercise of options, respectively. The Company had a net loss for three and six months ended June 30, 2021 and 2020; therefore, common stock equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

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

LEASES

The Company accounts for leases in accordance with Accounting Standard Codification (ASC) Topic 842. Operating lease assets and operating lease liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, the Company estimates incremental secured borrowing rates corresponding to the maturities of the leases.

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses. There was $320 and $1,434 in advertising costs during the three months ended June 30, 2021 and June 30, 2020, respectively. There was $484 and $3,297 in advertising costs during the six months ended June 30, 2021 and June 30, 2020, respectively.

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

NOTE D - RELATED PARTY TRANSACTIONS

For the three months ended June 30, 2021, the Company incurred salary expenses for the Chief Executive Officer of the Company of $52,500, of which a total of $0 of salary and accrued salary have been paid. During the six months ended June 30, 2021, the Company incurred salary expenses for the Chief Executive Officer of the Company of $105,000, of which a total of $26,250 salary has been paid. The total unpaid balance as of June 30, 2021 is $743,065 and is included in accrued expenses – related party. During the three and six months ended June 30, 2020, the Company incurred salary expenses for the Chief Executive Officer of the Company of $52,500 and $105,000, respectively. During the six months ended June 30, 2020, a total of $75,000 of salary was paid and $81,650 of accrued salary were used to exercise the options for Mr. DiBella, Adele DiBella, and two employees of the Company (See Note G). The total unpaid balance as of June 30, 2020 was 559,315, which were included in accrued expenses – related party.

Effective July 1, 2017, our non-employee directors receive a monthly fee of $1,000 for serving on the board of directors. During the three and six months ended June 30, 2021 and 2020, Raynard Veldman, received compensation for being a member of the Company’s board of directors of $3,000 and $6,000, respectively. The unpaid balance of $18,000 has been included in accrued expenses-related party. Mr. John DiBella does not receive compensation for being a member of the Company’s board of directors.

Effective July 1, 2017, Raynard Veldman, a member of the Company’s board of directors, receives a fee of $2,500 per month for consulting services. During the three and six months ended June 30, 2021 and 2020, Mr. Veldman received consulting fees of $7,500 and $15,000, respectively. The unpaid balance of $45,500 has been included in accrued expenses- related party.

During the three months ended June 30, 2020, Mr. Veldman reduced his accrued fees by $10,000 to exercise his options (See Note G). As of June 30, 2021 and December 31, 2020, the total accrued compensation and consulting services are $63,500 and $42,500 respectively.

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

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE E – FIXED ASSETS

Fixed assets as of June 30, 2021 and December 31, 2020 consist of:

	June 30, 2021 (unaudited)	December 31, 2020
Machinery and equipment	$490,927	$941,473
Furniture and fixtures	14,498	14,498
Autos and Trucks	5,294	5,294
Total	510,719	961,265
Less: accumulated depreciation	(503,560)	(648,797)
Fixed Assets, net	$7,159	$312,468

Depreciation expense was $3,827 and $11,328 for the three months ended June 30, 2021 and 2020, respectively.

Depreciation expense was $15,298 and $22,656 for the six months ended June 30, 2021 and 2020, respectively.

The Company sold its CNC machining equipment for a sales price of $275,000 and incurred a loss of $15,011 from the sale of equipment. See Note F below.

NOTE F – EQUIPMENT NOTE PAYABLE

In July 2017, the Company entered into a financing agreement for the purchase of CNC machining equipment valued at approximately $426,000. The machining equipment was received in July 2017 and was used for the manufacture of Voraxial Separators under the Supply Agreement and sales of the V-Inline Separators. Under the terms of the agreement the Company made an initial down payment of $85,661 and is required to make monthly payments of $6,788 through January 2023. In addition, the Company incurred $24,281 of installation costs. In April 2021, the Company entered into a purchase agreement to sell its CNC machining equipment for $275,000. The Company sold the equipment as the utilization of the CNC machining equipment for customer specific projects and the separation equipment decreased due to the Covid-19 pandemic. The Company can still manufacture the Voraxial and V-Inline Separators and manufacture customer specific projects with its current manufacturing equipment. As of June 30, 2021 and December 31, 2020 the amount owed is $0 and $175,398, respectively.

	June 30, 2021 (unaudited)	December 31, 2020
Equipment note payable	$—	$175,398
Less: current portion	—	71,812
Long-term equipment note payable	$—	$103,586

NOTE G – SHAREHOLDERS’ EQUITY

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

Options

 Information with respect to options outstanding and exercisable at June 30, 2021 is as follows:

	Number Outstanding	Exercise Price	Number Exercisable
Balance, December 31, 2020	10,000	$0.10	10,000
Issued	—	—	—
Expired	—	—	—
Forfeited	—	—	—
Balance, June 30, 2021	10,000	$0.10	10,000

Exercise Price	Number Outstanding at June 30, 2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2021	Weighted Average Exercise Price
0.10	10,000	2.38	$0.10	10,000	$0.10
Total	10,000	—	—	10,000	—

The aggregate intrinsic value represents the excess amount over the exercise price optionees would have received if all the options have been exercised on the last business day of the period indicated based on the Company’s closing stock price of for such day. The aggregate intrinsic value as of June 30, 2021 is $0 as the stock price is higher than the exercise price.

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

REVERSE SPLIT

On August 27, 2020 the Company filed Articles of Amendment to its Articles of Incorporation which, on the effective date of September 10, 2020 (the “Effective Date”):

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

NOTE H – COMMITMENTS AND CONTINGENCIES

SBA AND PPP LOANS

On May 4, 2020, FPA received a loan (the “2020 PPP Loan”) from Bank of America, N.A. in the aggregate amount of $111,971, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The 2020 PPP Loan, which was in the form of a promissory note dated May 4, 2020 issued by FPA, matures on May 4, 2022 and bears interest at a rate of 1% per annum. The Note may be prepaid by FPA at any time prior to maturity with no prepayment penalties. Funds from the 2020 PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. FPA believes it used the entire 2020 PPP Loan amount for qualifying expenses. Under the terms of the 2020 PPP Loan, certain amounts of the 2020 PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. We are applying for forgiveness of the 2020 PPP Loan in accordance with the terms of the CARES Act. Loan payments are deferred for borrowers who apply for loan forgiveness until SBA remits the borrowers loan forgiveness amount to the lender. We have applied for forgiveness of $72,762 of the 2020 PPP loan and are waiting for forgiveness.

On April 5, 2021, FPA received a loan (the “2021 PPP Loan”) from Cross River Bank. in the aggregate amount of $75,085, pursuant to the PPP under the CARES Act. The 2021 PPP Loan, which was in the form of a promissory note dated April 5, 2021 issued by FPA, has a 60 month term and matures on April 5, 2026 and bears interest at a rate of 1.00% per annum. The note may be prepaid by FPA at any time prior to maturity with no prepayment penalties. Funds from the 2021 PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations. FPA has used the entire 2021 PPP Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the 2021 PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. We have applied for forgiveness of the 2021 PPP Loan in accordance with the terms of the CARES Act and are waiting for forgiveness. Loan payments are deferred for borrowers who apply for loan forgiveness until SBA remits the borrowers loan forgiveness amount to the lender. If a borrower does not apply for loan forgiveness, payments are deferred to 10 months after the end of the covered period for the borrower’s loan forgiveness (between 8 and 24 weeks).

On June 23, 2020, FPA executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the Covid-19 pandemic on the Company’s business. Pursuant to that certain Loan Authorization and Agreement, the principal amount of the EIDL Loan is up to $150,000, with proceeds to be used for working capital purposes. On July 16, 2020, the Company has requested $150,000 in disbursements under the EIDL Loan. The funds were received on July 20, 2020. Interest accrues at the rate of

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

3.75% per annum. Installment payments, including principal and interest, are due monthly beginning July 16, 2022 in the amount of $731. The balance of principal and interest is payable 30 years from the date of the SBA Note. In connection therewith, FPA executed (i) a note for the benefit of the SBA, which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of FPA, which also contains customary events of default.

	June 30, 2021 (unaudited)	December 31, 2020
Loans payable	$337,056	$261,971
Less: current portion	(111,971)	(65,867)
Long-term loans payable	$225,085	$196,104

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

NOTE I - LEASE

In December 2018, the Company entered into a three (3) year lease for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. The lease is $4,839 per month, which includes common area maintenance, taxes and insurance and expires on October 31, 2021. The lease has a one-time renewal option for three years and an increased base rent of 3%. The Company has the option to terminate the lease with three months’ notice. The Company accounts for lease in accordance with ASC Topic 842.

For the three months ended June 30, 2021 and 2020, the total lease cost was $20,126 and $19,510, respectively, which includes variable lease cost of $5,798 and $4,771, respectively. Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate. For the six months ended June 30, 2021 and 2020, the total lease cost was $40,440 and $39,020, respectively, which includes variable lease cost of $9,064 and $9,541, respectively. For the six months ended June 30, 2021 and 2020, cash paid for operating lease liabilities was $22,596 and $29,032, respectively.

NOTE J – MAJOR CUSTOMERS

During the six months ended June 30, 2021, we recorded 87% of our revenue from two customers, with each representing 71% and 16% of total revenues.

During the three months ended June 30, 2021, we recorded 90% of our revenue from two customers, with each representing 65% and 25% of total revenues.

During the six months ended June 30, 2020, we recorded 72% of our revenue from two customers, with each representing 60% and 12% of total revenues.

During the three months ended June 30, 2020, we recorded 86% of our revenue from two customers, with each representing 73% and 13% of total revenues.

As of June 30, 2021, two of the Company’s customers represents 63% and 30% of the total accounts receivable.

As of December 31, 2020, three of the Company’s customers represents 68%, 17% and 15% of the accounts receivables.

NOTE K – SUBSEQUENT EVENTS

Subsequent to June 30, 2021, FPA received a $7,000 grant from the U.S. Small Business Administration.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations for the three and six months ending June 30, 2021 and 2020 and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Statement Regarding Forward Looking Information in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Although we experienced significant revenue growth in 2019 mainly through the sale of Voraxial Separator and V-Inline Separators, 2020 proved to be an extremely challenging and disappointing year due to the Covid-19 pandemic and the challenge to generate revenues has continued into 2021. In the first six months of 2021, our revenues were mainly derived from machining and auxiliary parts for the V-Inline and Voraxial Separators. The demand from the oil industry dried up in 2020 as we saw a significant decline in oil prices and a drop in capital expenditures from the overall market. The decrease in capital expenditures and travel restrictions hindered sales opportunities for the V-Inline Separator. Customer inquiries decreased significantly as well during this period. The overhang from these disruptions have continued to create challenges for our company to generate revenues in 2021. The supply agreement we signed with Schlumberger in June 2017 as part of the Technology Purchase Agreement expired in 2020. As we did not generate significant revenues from this agreement, we did not pursue an extension of such agreement under its initial terms. However, we may continue to work together on a project by project basis with Cameron Solutions until such time a new agreement is reached, if at all.

We believe there is a market for the V-Inline Separator in the mining, utilities, sewage and industrial wastewater industries, among others, which we continue to market under our Grant Back License. We intend to continue to seek opportunities for the V-Inline Separator through our rights under our Grant Back License. We have branded our licensed products as the V-Inline Separator. In the fourth quarter of 2019 we shipped a wastewater system to a utility company that consisted of multiple V-Inline Separators to separate solids and oil from their wastewater stream. The system is being used to process and separate oil and solids from a flow of about 100 gallons per minute. The system includes different technologies with the heart of the system being comprised of two V-Inline 2000 Separators working in parallel with a third V-Inline Separator being utilized to further dewater the reject lines from the System.

Going Concern

For the six months ended June 30, 2021, we reported a net loss of $415,582 and net cash used in operations of $239,592. At June 30, 2021, we had cash on hand of $271,659, a working capital deficit of $937,819 and an accumulated deficit of $16,338,011. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2020 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our working capital deficit, accumulated deficit and negative cash flows from operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company. We estimate we require approximately $800,000 to maintain our operations over the next 12 months.

Results of Operations for the Three Months and Six Months ended June 30, 2021 and 2020:

Revenue

While our revenues were nominal for the three and six months ended June 30, 2021, our revenues increased by approximately 28% and 145%, respectively for the three and six months ended June 30, 2021 from the comparable period in 2020. There are no assurances we will be able to increase our revenues to the profitability levels we experienced in fiscal year 2019 before the Covid-19 pandemic or report profitable operations in the future. Further, the lingering economic impact of the Covid-19 pandemic may have a continued negative effect on the potential for sales of V-inline Separators. Our revenues are dependent upon our ability to develop a consistent sales channel for the V-Inline Separators and potentially additional sales of the Voraxial Separator from Schlumberger. Although we received a purchase order from Schlumberger in the first quarter of 2021 for some auxiliary parts, there are no assurances that we will receive additional orders in the future. As discussed earlier in this report, we believe that our revenues for the six months ended June 30, 2021 and fiscal year 2020 have been adversely impacted by the Covid-19 pandemic and the significant drop in oil prices in 2020. Even once the effects of the pandemic on our business subsides, it may take longer than expected for business in our target markets to resume normal operations. Accordingly, at this time we are unable to predict the ultimate impact to our revenues for the remaining 2021.

The majority of our sales in the six months ended June 30, 2021 were a result of manufacturing specific machine parts for our customers, sales to Schlumberger related to the Voraxial Separator, and sales of auxiliary equipment and parts of the V-Inline Separator. The majority of revenues in the first half of 2020 were a result of manufacturing specific machine parts for our customers and face masks. We ceased manufacturing facemasks in the third quarter of 2020, as it was not profitable to our Company.

Cost of Goods SOLD

Our cost of goods sold decreased by approximately 7% and increased by approximately 86%, respectively, for the three and six months ended June 30, 2021 from the comparable period 2020. As COVID-19 disrupted our business, we are selling different components and products in our pursuit to develop a consistent sales channel. The changes in our COGS is mainly due to a fluctuation in revenues we experienced and the different manufacturing projects we completed during the three and six months ended June 30, 2021. Our cost of goods continues to be reviewed by management in effort to obtain the best available pricing while maintaining high quality standards.

Costs and Expenses

Total costs and expenses decreased by approximately 23% for each of the second quarter and first six months of 2021 from the comparable period 2020 as we continue to reduce expenditures as a result of Covid-19 pandemic. Included in this decrease was a decrease of approximately 44% and 28%, respectively, in general and administrative expenses in the three and six months ended June 30, 2021 from the comparable period in 2020. The decrease is attributable to a decrease in repair and maintenance and insurance expense during the three and six months ended June 30, 2021. In addition, payroll expense decreased approximately 1% and 16% in the three and six months ended June 30, 2021 from the comparable period in 2020 as we reduced the number of employees and overtime hours due to slower economic activity. Professional fees decreased by approximately 35% and 32%, respectively, in the three and six months ended June 30, 2021 from the comparable period in 2020 as we continue to reduce expenses due to the Covid-19 pandemic.

Liquidity and Capital Resources:

Cash at June 30, 2021 was $271,659 as compared to $336,564 at December 31, 2020. Our working capital deficit at June 30, 2021 was $937,819 as compared to a working capital deficit at December 31, 2020 of $750,481. At June 30, 2021, we had an accumulated deficit of $16,338,011. Our current assets decreased by 13% at June 30, 2021 as compared to December 31, 2020, which reflects decreases in our cash and cash equivalents, partially offset by increase in our accounts receivables. Increase in accounts receivable is due to an increase in manufacturing projects completed during the period. Our current liabilities increased by 10% at June 30, 2021 as compared to December 31, 2020, which reflects an increase in accounts payable, loans payable – current portion and accrued expenses and accrued expenses – related party. Increase in accrued expenses – related party is due to the accrual of management’s salary, consulting and board fees for one of our members of board of directors. Accounts payable and accrued expenses increased due to professional fees. Increases in loans payable, current portion is due to the 2020 PPP Loan becoming current during the period. FPA believes it used the 2020 PPP Loan amount for qualifying expenses. Under the terms of the 2020 PPP Loan, certain amounts of the 2020 PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. We have applied for forgiveness of $72,762 of the 2020 PPP loan in accordance with the terms of the CARES Act and are waiting for forgiveness.

On April 5, 2021, FPA received a loan (the “2021 PPP Loan”) from Cross River Bank. in the aggregate amount of $75,085, pursuant to the PPP under Division A, Title I of the CARES Act. FPA has used the entire 2021 PPP Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the 2021 PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. We have applied for forgiveness of the 2021 PPP Loan in accordance with the terms of the CARES Act and are waiting for forgiveness.

We do not have any external sources of liquidity and we do not have any capital commitments.

Summary of cash flows

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2021	2020
	(Unaudited)
Cash flow data:
Cash used in operating activities	$(239,592)	$(240,475)
Cash used in investing activities	$275,000	$(5,067)
Cash used in financing activities	$(100,313)	$78,407

Net cash used in operating activities in the six months ended June 30, 2021 was primarily attributable to our net loss for the period, increases in accrued expenses – related party and accounts payable and accrued expenses offset in part by increases in accounts receivable and inventory.

Net cash used in operating activities in the six months ended June 30, 2020 was primarily attributable to our net loss for the period, increase in inventory and decrease in accounts payable and accrued expenses. These were offset by decreases in accounts receivable and accrued expenses- related parties.

Net cash used in investing activities during the six months ended June 30, 2021 was primarily attributable to the sale of equipment. Net cash used in investing activities during six months ended June 30, 2020 was attributable to the purchase of equipment.

Net cash used in financing activities during the six months ended June 30, 2021 was primarily attributable to the repayment of the equipment note payable offset by the proceeds from the 2021 PPP loan. Net cash provided by financing activities during the six months ended June 30, 2020 was primarily attributable to proceeds from the 2020 PPP loan offset by the repayment of the equipment note payable.

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

Critical Accounting Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note C of the Notes to Condensed Consolidated Financial Statements appearing later in this report describes the significant accounting policies used in the preparation of the condensed consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our condensed consolidated financial statements are fairly stated in accordance with U.S. GAAP, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our condensed consolidated financial statements:

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

Leases

The Company accounts for leases in accordance with Accounting Standard Codification (ASC) Topic 842. Operating lease assets and operating lease liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, the Company estimates incremental secured borrowing rates corresponding to the maturities of the leases.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer who also serves as our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2021. Based upon continuing material weakness in the Company’s internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2020, our management concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

 PART II.      OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

We incorporate by reference the risk factors disclosed in Part I, Item 1A of our 2020 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable to our company.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference			Filed or
No.	Exhibit Description	Form	Date Filed	Exhibit Number	Furnished Herewith

2	Agreement and Plan of Reorganization	10	11/03/99	2
3(i)	Articles of Incorporation	10	11/03/99	3(i)
3(ii)	Bylaws	10-K	3/31/21	3(ii)
3(iii)	Articles of Amendment to the Articles of Incorporation	8-K	11/13/17	3.2
3(iv)	Articles of Amendment to the Articles of Incorporation	8-K	9/9/20	3(iv)
3(v)	Statement of Domestication filed in the State of Idaho	8-K	12/28/20	3(iv)
3(vi)	Certificate of Domestication and Articles of Incorporation filed in the State of Florida	8-K	12/28/20	3(v)
10.1	Purchase Order dated April 22, 2021				Filed
31.1	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-4(a) Certification of Chief Financial Officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized.

Enviro Technologies U.S., Inc.

By:	/s/ John A. Di Bella
John A. Di Bella
Chief Executive Officer and Chief Financial Officer

DATED: August 9, 2021

