Form 10-K
period 2021-12-31
ENVIRO TECHNOLOGIES U.S., INC.
filed 2022-04-15
CIK 1043894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

☐ Yes     ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $250,606 on June 30, 2021.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 5,570,125 shares of common stock are issued and outstanding as of April 15, 2022.

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

Unless specifically set forth to the contrary, when used in this report the terms “EVTN,” the “Company,” “we,” “our,” “us,” and similar terms refers to Enviro Technologies U.S., Inc., a Florida corporation, and our subsidiary, Florida Precision Aerospace, Inc., a Florida corporation which we refer to as “FPA”. In addition, “2020” refers to the year ended December 31, 2020, “2021” refers to the year ended December 31, 2021 and “2022” refers to the year ending December 31, 2022. We maintain a corporate website at www.evtn.com. Unless specifically set forth to the contrary, the information which appears on our website at www.evtn.com is not part of this report.

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

On March 13, 2017, we entered into a Technology Purchase Agreement with Schlumberger Technology Corporation, a Texas corporation, Schlumberger Canada Limited, a Canadian entity, and Schlumberger B.V., an entity organized under the laws of the Netherlands (collectively, “Schlumberger”) pursuant to which we sold our intellectual property, substantially consisting of the Voraxial patents, marks, software and copyrights, to Schlumberger in consideration of $4,000,000. As part of the agreement, Schlumberger granted us a non-exclusive, non-transferable, worldwide, royalty-free licenses (the “Grant Back Licenses”), to make, use, sell, offer for sale, and import products and processes embodying the Voraxial intellectual property outside the oil and gas market. Under the terms of the agreement, we can no longer use the tradename Voraxial and we subsequently branded the technology licensed to us as the “V-Inline”. Our management believes that the Grant Back Licenses can potentially provide additional revenues through the sale of V-Inline Separators outside the oil and gas industry, including, but not limited to mining, utilities, sewage and industrial wastewater. In 2021 our customer successfully commissioned a wastewater system at a nuclear facility comprised of multiple V-Inline Separators to separate solids and oil from their wastewater stream. The system is being used to process and separate oil and solids from a flow of about 100 gallons per minute. The System includes different technologies with the heart of the system being comprised of two V-Inline 2000 Separators working in parallel with a third V-Inline Separator being utilized to further dewater the reject lines from the System. Management believes there are many opportunities similar to this installation available for the V-Inline Separator not only in the utilities industry but other industries as well including those previously mentioned.

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

While our net revenues in 2021 have not rebounded from the pre-pandemic period, we remain firm in our belief that the need for effective and cost efficient wastewater treatment and separation technology is global in scale. Moreover, virtually every industry requires some type of separation process either during the manufacturing process, prior to treatment or discharge of wastewater into the environment, for general clean up, or emergency response capability. Separation processes, however, are largely unknown to the average consumer. These processes are deeply integrated in almost all industrial processes from oil to wastewater to manufacturing. Management believes that the separation technology has applications in most, if not all major separation industries. The unique characteristics of the technology allow it to be utilized either as a stand-alone unit or within an existing system to provide a more efficient and cost effective way to handle the separation needs of the customer. We believe the separation technology can result in a cost savings and other benefits to the customer. These benefits result in and include:

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

Although we have strong beliefs in the potential of the technology, we do not have the funds to successfully market the technology. As such, we have focused our efforts on finding a potential merger or acquisition candidate. During this period we have also marketed our manufacturing capabilities to local South Florida companies.

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

Marketing

During 2020 and 2021, we limited our marketing and advertising due to COVID-19 and the downturn in the oil and gas markets and lack of available working capital. Although the oil and gas markets have improved, we do not have sufficient funds to market the technology. We anticipate increasing spending on marketing efforts, such as tradeshows, when, and if, our cash flow and market conditions improve. From June 2017 through June 2020, we primarily focused our marketing resources to develop a strong rapport with Schlumberger, which included scaling up our manufacturing capabilities. In addition, we started to pursue projects in industries outside of the oil and gas market, and primarily marketed our products by developing relationships within the separation markets. Our marketing efforts were compromised as we anticipated using the revenues from the Schlumberger Supply Agreement to invest in new applications and industries for the V-Inline Separator unit sales. However, sales from Schlumberger were lower than management anticipated and the Supply Agreement has expired.

We have shifted our near term focus to market our machining capabilities to companies located in South Florida to help stabilize cash flow. During 2022, the Company does not currently have plans to present at any tradeshows.

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

Product Liability

Our business exposes us to possible claims of personal injury, death or property damage, which may result from the failure, or malfunction of any component or subassembly manufactured or assembled by us. However, until we start shipping the V-Inline Separator again, we do not plan to have product liability insurance. Any product liability claim made against us may have a material adverse effect on our business, financial condition or results of operations in light of our poor financial condition, losses and limited revenues. We also maintain general insurance coverage.

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

Human Capital

As of the date of this report we have five employees, including Mr. John A. DiBella, our sole executive officer, one individual who provides administrative and support services to us and three individuals who are involved in the manufacturing, shipping and installation, if required, of our products. All of our employees work from our principal offices in Fort Lauderdale, Florida, other than Mr. DiBella who works from time to time remotely from his home. All of our employees are full-time and none are covered by collective bargaining agreements. Our non-executive employees have been employed “at will” by our company from 5 years to 15 years.

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

Other information about the Company can be found on our website www.evtn.com. Reference in this document to that website address does not constitute incorporation by reference of the information contained on the website.

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

Our consolidated financial statements have been prepared assuming we will continue as a going concern. At December 31, 2021 we have a working capital deficit of $1,160,325 and an accumulated deficit of $16,636,521. While our revenues increased approximately 34% in 2021 from 2020, for 2021 we reported a net loss of $714,092. In addition, we used $499,511 in net cash in our operations during 2021. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to generate revenues or profitable operations in the future is not assured.

Since entering into the Grant Back License in June 2017, we have generated limited revenues under the terms of this agreement, nor are there any guarantees that we will be able to generate any meaningful revenues in the future. Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control, including competitive efforts and general economic trends. In addition, we reported a net loss of approximately $714,092 for 2021. There are no assurances we will be able to continue to generate revenues or report profitable operations in the future.

If our revenues do not increase substantially, we do not have sufficient funds to pay our operating expenses.

At December 31, 2021 we had $11,740 of cash and a working capital deficit of $1,160,325. We used $499,511 in net cash in our operations in 2021. We do not have any external sources of liquidity. Although we believe our revenues will increase in 2022 from 2021, mainly initially due to machining work for local South Florida customers, there are no assurances this is correct or that any increase in our revenues in 2022 will be sufficient to pay our operating expenses. In an effort to conserve our cash resources to sustain our operations until such time as the economy begins returning to pre-Covid-19 pandemic activity levels, we reduced employee hours, accrued a portion of management’s salary and have begun marketing our machining capabilities to local manufacturers. Our management has also begun exploring possible opportunities for the Company involving mergers, acquisitions or other business combination transactions in an effort to diversify our business. There are no assurances, however, that these efforts will be sufficient to permit us to pay our operating expenses. In that event, our ability to continue as a going concern is in jeopardy. Furthermore, our PPP Loan in the aggregate principal amount of $111,971 matures on May 4, 2022. While we believe our company has used the entire PPP Loan amount for qualifying expenses and we applied for forgiveness of the PPP Loan in accordance with the terms of the CARES Act, there are no assurances that the PPP Loan will be forgiven. We do not have available working capital to satisfy the PPP Loan in the event it becomes due and payable.

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

Revenues from two customers accounted for approximately 54% and 22% of total revenues, respectively, during 2021 and revenues from two customers accounted for approximately 20% and 10% of total revenues, respectively, during 2020. As of December 31, 2021, two customers represented 52% and 38%, of total accounts receivables. As of December 31, 2020, three customers represented 68%, 17% and 15%, respectively, of total accounts receivables. We do not have any contracts with minimum guaranteed orders with these customers. Furthermore, we currently rely on the Grant Back License. If these customers fail to order additional products or we are unable to attract new customers or we do not comply with the terms of the Grant Back License, it could have an adverse effect on our financial condition and results of operations.

Our market is subject to intense competition. If we are unable to compete effectively, our product may be rendered non-competitive or obsolete.

We are engaged in a segment of the water filtration industry that is highly competitive and rapidly changing. Many large companies, academic institutions, governmental agencies, and other public and private research organizations are pursuing the development of technology that can be used for the same purposes as the V-Inline Separator. We face, and expect to continue to face, intense and increasing competition, as new products enter the market and advanced technologies become available. We believe that a significant number of products are currently under development and will become available in the future that may address the water filtration segment of the market. If other products are successfully developed, it may be better received by the market or introduced before the V-Inline Separator. Our competitors' products may be more effective, or more effectively marketed and sold, than any of our products. Many of our competitors have significantly greater financial, technical and human resources than we have and may be better equipped to discover, develop, manufacture and commercialize products; and more extensive experience in marketing water treatment products. Competitive products may render the V-Inline Separator obsolete or noncompetitive.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Historically we have reported material weaknesses in our disclosure controls and internal control over financial reporting. As required by the rules and regulations of the SEC, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. Based on this assessment, and as described later is this report, our management concluded that as of December 31, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP as a result of material weaknesses. Our failure to remediate the material weaknesses or the identification of additional material weaknesses in the future could adversely affect our ability to report financial information, including our filing of quarterly or annual reports with the SEC on a timely and accurate basis. Moreover, our failure to remediate the material weaknesses identified above or the identification of additional material weaknesses could prohibit us from producing timely and accurate financial statements, which may adversely affect the market price of shares of our common stock.

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

Because our stock currently trades below $5.00 per share and is quoted on the Pink tier of the OTC Markets, our stock is considered a "penny stock" which can adversely affect its liquidity.

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

In December 2018, the Company entered into a three year lease for an office and manufacturing facility located at 821 NW 57 Place, Fort Lauderdale, FL 33309. The lease has a one-time renewal option for three years, which was exercised in October 2021. The Company has the option to terminate the lease with three months’ notice. The lease is for approximately 9,000 square feet of executive and manufacturing space, at $4,839 per month, which includes common area maintenance, taxes and insurance.

ITEM 3.	LEGAL PROCEEDINGS.

Please see Note H to the notes to consolidated financial statements appears later in this report for a discussion of the pending or threatened litigation involving the Company.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Pink tier of OTC Markets under the symbol “EVTN”.

The last sale price of our common stock as reported on the Pink tier of the OTC Markets on April 5, 2022, was $0.069 per share. As of April 5, 2022, there were approximately 791 record owners of our common stock.

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

RESERVED.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for 2021 and 2020 and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Statement Regarding Forward Looking Information, Item 1A. Business and Item 1A. Risk Factors in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

The Covid-19 pandemic has hurt our operations significantly. Prior to the Covid-19 pandemic, we experienced significant revenue growth in 2019 mainly through the sale of Voraxial Separator and V-Inline Separators. However, 2020 and 2021 proved to be an extremely challenging and disappointing period due to the Covid-19 pandemic. In 2021, our revenues were mainly derived from machining projects for local South Florida customers and auxiliary parts for the Voraxial and V-Inline Separator. The drop in capital expenditures from the overall market, both from the oil industry and industries outside of oil and gas, coupled with the lack of a sales and marketing budget, hindered sales opportunities for the V-Inline Separator. Customer inquiries decreased significantly as well during this period due to a drop in capital expenditures. The Supply Agreement we signed with Schlumberger in June 2017 as part of the Technology Purchase Agreement expired in 2020. As we did not generate significant revenues from this agreement, we did not pursue an extension of such agreement under its initial terms. However, we may continue to work together on a project by project basis with Cameron Solutions, Inc. until such time a new agreement is reached, if at all. As we have reduced our marketing budget for the V-Inline Separator, we have shifted our near term focus on machining work to help stabilize our cash flow.

We believe there is a market for the V-Inline Separator in the mining, utilities, sewage and industrial wastewater industries, among others. We intend to continue to seek opportunities for the V-Inline Separator through our rights under our Grant Back License. We have branded our licensed products as the V-Inline Separator. In 2021, we commissioned a wastewater system at a nuclear facility that consisted of multiple V-Inline Separators to separate solids and oil from their wastewater stream. The system is being used to process and separate oil and solids from a flow of about 100 gallons per minute. The system includes different technologies with the heart of the system being comprised of two V-Inline 2000 Separators working in parallel with a third V-Inline Separator being utilized to further dewater the reject lines from the System.

Going Concern

For 2021 we reported a net loss of $714,092. At December 31, 2021, we had cash on hand of $11,740, a working capital deficit of $1,160,325 and an accumulated deficit of $16,636,521. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2021 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our working capital deficit, accumulated deficit and negative cash flows from operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Revenues

Revenues for 2021 increased by approximately 34% from 2020. Although our revenues increased from 2020, our revenues are down significantly from the higher historical revenues we earned in the last fiscal year prior to Covid-19. The decrease in revenues as compared to historical revenues reflect the harsh economic climate we faced in 2021 due to Covid-19 pandemic and the liquidity issues limiting our sales and marketing budget we continue to experience since the start of Covid-19 pandemic. Although we achieved significant revenue growth in 2019 from the sale of Voraxial Separator to the oil industry and the sale of a wastewater system that included multiple V-Inline Separators to a nuclear facility, the damage experienced from the 2020 and 2021 pandemic may hinder our ability to generate sales and increase revenues quickly. We expect that our revenues in 2022 from machine manufacturing will continue to increase and we expect that sales of Voraxial and V-Inline Separators will begin to rebound. However, it may take longer than expected for business related to the V-Inline Separator to resume normal sales cycle. Accordingly, at this time we are unable to predict the ultimate impact to our revenues in 2022.

Cost of goods

Cost of goods sold decreased approximately 20% in 2021 from 2020, and reflects the change in the margins of the items sold during this period. Our cost of goods sold as a percentage of revenues decreased to approximately 36% in 2021 from approximately 60% in 2020 as a result of the higher margin revenues we earned with the sale of auxiliary parts for the Voraxial and V-Inline Separators projects we completed as compared to the lower margin products manufactured in 2020, including the manufacturing of face shields. Further, in 2020 we experience inventory impairment as a result of extra face shields we have in inventory. Our cost of goods continues to be reviewed by management in effort to obtain the best available pricing while maintaining high quality standards.

Costs and expenses

Total costs and expenses decreased by approximately 21% for 2021 as compared to 2020. The decrease was due to decrease in payroll expense, professional fees and decreases in selling, general and administrative expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by 28% for 2021 as compared to 2020. We continue to reduce our expenses. We experienced decreases in our insurance expense of approximately $5,100 mainly from the termination of employee health insurance and D&O insurance and a decrease in legal and professional fees of approximately $38,500 as a result of an effort to reduce expenditures.

Payroll Expenses

Payroll expense in 2021 decreased by approximately 16% as compared to 2020. The decrease in payroll expense was due to a higher utilization and absorption of labor cost into cost of goods sold as compared to 2020 and a reduction in payroll hours.

Professional Fees

Professional fees decreased by approximately 23% for 2021 from 2020. The decrease was primarily due to a decrease in advisory and consulting services as a result of our cost cutting measure to conserve cash. A reduction in such fees may have a negative effect on future sales opportunities. Additionally, legal fees decreased by approximately $40,000 and were partially offset by legal expenses for advancement of intellectual property claims.

Interest Expense

Interest expense, which represents interest we pay on an equipment note payable, increased approximately 43% in 2021 from 2020 as a result of the sale of our CNC equipment and the fees associated with early termination.

Liquidity and Capital Resources

At December 31, 2021, cash was $11,740 as compared to $336,564 at December 31, 2020. Working capital deficit at December 31, 2021 was $1,160,325 as compared to a working capital deficit at December 31, 2020 of $750,481. At December 31, 2021, we had an accumulated deficit of $16,636,521. Our current assets decreased by 69% at December 31, 2021 as compared to December 31, 2020, which reflects decreases in our cash and cash equivalents and prepaid expenses which were offset by an increase in accounts receivable. Our current liabilities increased 7% at December 31, 2021 as compared to December 31, 2020, which is primarily attributable to an increase accrued expense-related party and Loans Payable – current portion as a result of the SBA loans and PPP loans we received. We expect that such loans will be forgiven but we cannot provide any assurances. Increases were offset by decrease in equipment loans that was fully paid.

We do not have any external sources of liquidity and have been dependent upon the funds we received under the SBA and PPP loans and advances from our chief executive officer and directors, and limited customer’s revenues to provide working capital for our company. We do not have any commitment for capital expenditures. We anticipate we will need approximately $1 million to operate the business over the next twelve months. Our ability to generate future revenues, generate sufficient cash flow to pay our operating expenses and report profitable operations in future periods will depend on a number of factors, many of which are beyond our control. If we fail to achieve profitability on a quarterly or annual basis, or to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection.

On January 5, 2022, John A. DiBella, the Company’s chief executive officer, advanced the Company $30,000 pursuant to the terms of a 4% unsecured promissory note. The note is payable on December 31, 2022 and accrues interest at a rate of 4% per annum. In addition, from February 15, 2022 through April 7, 2022, Mr. DiBella has advanced the Company an additional $29,000 under the same terms as the note.

On April 12, 2022, Ray Veldman, member of the Company’s Board of Directors, advanced the Company $20,000 pursuant to the terms of a 4% unsecured promissory note. The note is payable on December 31, 2022 and accrues interest at a rate of 4% per annum.

Summary of cash flows

The following table summarizes our cash flows:

	Year Ended December 31,
	2021	2020
Cash flow data:
Cash used in operating activities	$(499,511)	$(541,249)
Cash provided by (used in) investing activities	$275,000	$(8,228)
Cash (used in) provided by financing activities	$(100,313)	$211,197

Net cash used in operating activities in 2021 was primarily attributable to net loss and the gain on the forgiveness of PPP loan and interest , offset in part by increases in accounts payable, accrued expenses and accrued expenses – related party.

Net cash used in operating activities in 2020 was primarily attributable to net loss and a decrease in accounts payable and accrued expenses, offset in part by a decrease in accounts receivable and an increase in accrued expenses – related party. Decrease in accounts receivable are a result of some parts we manufactured and shipped in 2020 in fulfillment of orders we received in 2019. Decreases in deposit from customer is primarily attributable to deposit recognized as revenues as a result of the shipment of the wastewater system to the utility company.

Net cash used in investing activities in 2021 was attributable to the sale of our manufacturing equipment we purchased in 2017. Net cash used in investing activities in 2020 was primarily attributable to an increase in manufacturing equipment we purchased for machining projects we pursued.

Net cash used in financing activities during each of 2021 and 2020 was primarily attributable to the repayment of the equipment note payable and loan payable issuance for the PPP and EIDL loans we received for the Covid-19 pandemic.

Looking Forward

As a result of the uncertainties facing our company as discussed elsewhere in this report, we are unable to predict the overall impact in 2022 and beyond on our company at this time. Our loss of revenues will materially impact our liquidity, and we do not expect to be able to access the capital markets for additional working capital in the near future. Our senior management will continue to monitor our situation on a daily basis, however, we expect that these factors and others we have yet to experience will materially adversely impact our company, its business and operations for the foreseeable future. Our management has also begun exploring possible opportunities for the Company involving mergers, acquisitions or other business combination transactions in an effort to diversify our business. We are not currently a party to any agreement or understandings with any third parties, and there are no assurances even if our management locates an opportunity which it believes will be in the best interests of our shareholders what we will ever consummate such a transaction. Accordingly, investors should not place undue reliance on these efforts.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer who also serves as our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2021. Based upon that evaluation at the end of the period covered by this annual report our Chief Executive Officer concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our SEC Reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communications to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the 2013 criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our Chief Executive Officer who also serves as our Chief Financial Officer has concluded that as of December 31, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP as a result of material weaknesses. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statement will not be presented or detected by our employees. The specific material weaknesses that management identified in our internal controls as of December 31, 2021 that persist are as follows:

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

We made efforts to improve these weaknesses in our internal control over financial reporting results by focusing on upgrading our internal accounting processes and managing the daily accounting responsibilities, maintaining the new accounting software and modifying the inventory system we implemented in the past to manage inventory and having duplicity in reviewing our accounting records by retaining an outside CPA to review our financials on a quarterly and annual basis. We believe these steps have helped and will continue to further mitigate issues that may arise from a limited staff. In 2022 we plan to further improve our financial controls. Until such time, however, as we remediate the material weaknesses in our internal control over financial reporting, there is a likelihood that our financial statements in future periods may contain errors which will require a restatement.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and executive officers

The following sets forth the names and ages of our officers and directors.

Name	Age	Position
John A. DiBella	50	Chief Executive Officer, President, Chief Financial Officer and Director
Raynard Veldman	61	Director

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

Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the year ended December 31, 2021 and Forms 5 and amendments thereto furnished to us with respect to the year ended December 31, 2021, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act of during the year ended December 31, 2021.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

●	our principal executive officer or other individual serving in a similar capacity;

●	our two most highly compensated named executive officers at December 31, 2021 whose annual compensation exceeded $100,000; and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2021.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)(1)	Total ($)
John A. DiBella,	2021	210,000	—	—	—	—	—	25,936	235,936
President, Chief Executive Officer and Chief Financial Officer	2020	210,000	—	—	—	—	—	23,034	233,034

(1)       Represents healthcare benefits.

Outstanding Equity Awards at December 31, 2021

There are no outstanding equity awards held by our named executive officers at December 31, 2021.

How Mr. DiBella’s Compensation is Determined

We are not a party to an employment agreement with Mr. DiBella. His compensation is determined by the board of directors of which he is one of the two members. Effective for 2021 and 2020, the Company incurred salary expenses for Mr. DiBella of $210,000 and $210,000, respectively. For 2021 and 2020, the Company paid Mr. DiBella $151,250 and $156,650, respectively, of salary and accrued salary have been paid. Of the $151,250 paid to Mr. DiBella in 2021, $26,250 was paid in cash and $125.000 was a reduction of his accrued salary for conversion into 500,000 shares of common stock of the company. Effective December 30, 2021, Mr. DiBella converted $125,000 of his accrued salary (the “Conversion Amount”) into 500,000 restricted shares of common stock of the Company in full satisfaction of the Conversion Amount. Of the $156,650 paid to Mr. DiBella in 2020, $81,650 was a reduction of his accrued salary in payment for the exercise of options, including some options of the Company’s employees and a related party. The unpaid accrued salary balances as of December 31, 2021 and 2020, are $723,065 and $664,315, respectively. The timing of the payment of any of the accrued but unpaid compensation due Mr. DiBella may be determined by the board of directors at any time. In addition, Mr. DiBella’s compensation may be changed at any time by the board of directors.

Consulting Fees Paid to Mr. Veldman

In addition to his compensation for serving as a member of the Company’s board of directors set forth below, since July 1, 2017, the Company has paid Mr. Veldman a fee of $2,500 per month for consulting services. For 2021 and 2020, he received consulting fees of $30,000 and $30,000, respectively. Effective December 30, 2021, Mr. Veldman converted $30,000 of outstanding consulting fees into 120,000 shares of restricted common stock of the Company in full satisfaction of $30,000 of accrued consulting fees. The unpaid consulting fees and board of director’s fees balances as of December 31, 2021 and 2020, are $54,500 and $42,500, respectively. The timing of the payment of any of the accrued but unpaid due Mr. Veldman may be determined by the board of directors at any time.

Director Compensation

Our board compensation plan effective for non-management directors consists of a $1,000 monthly cash payment. In addition, board members may be reimbursed for out-of-pocket expenses related to participation in board and committee meetings. No reimbursable payments were made during 2021. The table below provides information concerning the compensation paid in 2021 to our non-management director for his services as a member of our board of directors 2021. The information in the following table excludes the consulting fees paid to Mr. Veldman as described earlier in this section.

		Fees earned or paid in	Stock awards	Option awards	Non-equity incentive Plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Name	Year	cash ($)	($)	($)	($)	($)	($)	($)
Raynard Veldman	2021	$12,000	—	—	—	—	—	$12,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At April 5, 2022, we had 5,570,125 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of that date by:

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

Name of Beneficial Owner	No. of Shares Beneficially Owned	% of Class

John A. DiBella (1)	1,626,462	29.2%
Raynard Veldman	539,144	9.7%
All officers and directors as a group (two persons)	2,165,606	38.9%
Adele DiBella	609,550	10.9%

(1)       The number of shares of common stock beneficially owned by Mr. DiBella includes 15,000 shares held by his minor children.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2021.

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

During 2021 and 2020, Raynard Veldman, a member of the Company’s board of directors, received total consulting fees of $30,000 and $30,000, respectively, in addition to fees for serving on the board of directors. The Company currently pays Mr. Veldman $2,500 per month for consulting services. Effective December 30, 2021 the Mr. Veldman converted $30,000 of outstanding consulting fees into 120,000 shares of restricted common stock in full satisfaction of the $30,000 of outstanding consulting fees. During 2020, Mr. Veldman reduced his accrued expense by $10,000 to exercise his options.

Director Independence

The Company has one independent director, Raynard Veldman. Mr. Veldman is considered “independent” as defined under Rule 5605 of the Nasdaq Marketplace Rules.

PART IV

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Liggett & Webb, P.A. for 2021 and 2020.

	2021	2020
Audit Fees	$32,000	$32,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$32,000	$32,000

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2021 were pre-approved by the board of directors.

ITEM 15.	EXHIBITS AND FINANCIAL DATA SCHEDULES.

		Incorporated by Reference			Filed or
No.	Exhibit Description	Form	Date Filed	Exhibit Number	Furnished Herewith

2	Agreement and Plan of Reorganization	10	11/03/99	2
3(i)	Articles of Incorporation	10	11/03/99	3(i)
3(ii)	Bylaws	10-K	3/01/21	3(II)
3(iii)	Articles of Amendment to the Articles of Incorporation	8-K	11/13/17	3.2
3(iv)	Articles of Amendment to the Articles of Incorporation	8-K	9/9/20	3(iv)
3(v)	Statement of Domestication filed in the State of Idaho	8-K	12/28/20	3(iv)
3(vi)	Certificate of Domestication and Articles of Incorporation filed in the State of Florida	8-K	12/28/20	3(v)
10.1	Technology Purchase Agreement between Schlumberger Technology Corporation, Schlumberger Canada Limited, and Schlumberger B.V. And Enviro Voraxial Technology, Inc. and Florida Precision Aerospace, Inc. dated as of March 13, 2017(1)	8-K	03/15/17	10.1
10.2	Business Lease Agreement dated December 14, 2018		04/01/19	10.2
10.3	Promissory Note dated May 4, 2020 between Florida Precision Aerospace, Inc. and Bank of America	8-K	5/14/20	10.1
10.4	Loan Authorization and Agreement dated June 23, 2020	10-Q	8/14/20	10.2
10.5	Bill of Sale and Intellectual Property Agreement and Grant Back License Agreement June 8, 2017	10-K	3/01/21	10.5
10.6	First Amendment to Business Lease Agreement dated October 28, 2021				Filed
10.7	John A. DiBella Conversion Agreement dated December 30, 2021	8-K	1/07/22	10.1
10.8	Raynard Veldman Conversion Agreement dated December 30, 2021	8-K	1/07/22	10.2
10.9	Form of Promissory Note dated January 5, 2022	8-K	1/07/22	10.3
14	Code of Ethics	10-K	04/15/04	14
21	Subsidiaries of the Registrant	10	11/03/99	21
31.1	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-4(a) Certification of Chief Financial Officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer, principal executive officer and principal financial and accounting officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the Staff of the Securities and Exchange Commission upon request any omitted information.

ITEM 16.	FORM 10-K SUMMARY.

The Company has elected not to provide a summary of the information required by this form.

  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Enviro Technologies U.S., Inc.

April 15, 2022	By:	/s/ John A. DiBella
John A. DiBella, President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ John A. DiBella	Director, President, Chief Executive Officer, Chief	April 15, 2022
John A. DiBella	Financial Officer, principal executive officer and
principal financial and accounting officer

/s/ Raynard Veldman	Director	April 15, 2022
Raynard Veldman

INDEX TO FINANCIAL STATEMENTS
ENVIRO TECHNOLOGIES U.S., INC.
CONSOLIDATED FINANCIAL STATEMENTS

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Enviro Technologies U.S., Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Enviro Technologies U.S., Inc. and Subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in shareholders’ equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the two years ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has a working capital deficit, an accumulated deficit and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters are described in Note B of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Liggett & Webb, P.A.

We have served as the Company’s auditor since 2012.

Boynton Beach, Florida

April 15, 2022

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,740	$336,564
Accounts receivable, net	8,374	1,176
Inventory, net	114,247	113,335
Prepaid expenses	4,689	12,174
Total current assets	139,050	463,249
FIXED ASSETS, NET	7,325	312,468
OTHER ASSETS
Operating lease asset	153,811	200,066
Security deposits	10,143	10,143
Total other assets	163,954	210,209
Total Assets	$310,329	$985,926
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$357,379	$322,981
Accrued expenses – related party	777,565	706,815
Loans payable, current portion	113,461	65,867
Equipment note payable, current portion	—	71,812
Operating lease liability, current portion	50,970	46,255
Total current liabilities	1,299,375	1,213,730
LONG-TERM LIABILITIES
Operating lease liability, less current portion	102,841	153,811
Equipment note payable, less current portion	—	103,586
Loans payable, less current portion	148,510	196,104
Total long-term liabilities	251,351	453,501
Total Liabilities	1,550,726	1,667,231
COMMITMENTS AND CONTINGENCIES (See Note H)
SHAREHOLDERS’ DEFICIENCY
Common stock, $.001 par value, 250,000,000 shares authorized; 5,570,125 and 4,950,125 shares issued and outstanding as of December 31, 2021 and December 31, 2020	5,571	4,951
Additional paid-in capital	15,390,553	15,236,173
Accumulated deficit	(16,636,521)	(15,922,429)
Total shareholders’ deficiency	(1,240,397)	(681,305)
Total liabilities and shareholders’ deficiency	$310,329	$985,926

The accompanying notes are an integral part of the consolidated financial statements.

  ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2021	2020
Revenues, net	$107,315	$79,965
Cost of goods sold	38,527	47,897
Gross profit	68,788	32,068
Costs and Expenses:
Selling, general and administrative	240,323	333,575
Payroll expenses	451,183	536,733
Professional fees	144,022	187,549
Research and development	—	2,601
Total costs and expenses	835,528	1,060,458
Loss from operations	(766,740)	(1,028,390)
Other income (expenses):
Other income	7,220	8,000
Gain on forgiveness of PPP loan and interest	75,352	—
Loss on sale of assets	(15,011)	—
Interest expense	(14,913)	(10,418)
Total other income (expenses)	52,648	(2,418)
Net loss before provision for income taxes	(714,092)	(1,030,808)
Provision for income taxes	—	—
Net loss	$(714,092)	$(1,030,808)
Net loss per share
Basic	$(0.14)	$(0.24)
Diluted	$(0.14)	$(0.24)
Weighted average number of common shares
Basic	4,951,824	4,346,815
Diluted	4,951,824	4,346,815

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance - December 31, 2019	3,578,625	$3,579	$15,094,095	$(14,891,621)	$206,053
Stock issued for exercise of options in exchange for accrued expenses – related parties and accounts payable	1,336,500	1,337	132,313	—	133,650
Stock issued for services to employees	35,000	35	9,765	—	9,800
Net loss	—	—	—	(1,030,808)	(1,030,808)
Balance - December 31, 2020	4,950,125	$4,951	$15,236,173	$(15,922,429)	$(681,305)
Stock issued in exchange for accrued expenses – related parties	620,000	620	154,380	—	155,000
Net loss	—	—	—	(714,092)	(714,092)
Balance - December 31, 2021	5,570,125	$5,571	$15,390,553	$(16,636,521)	$(1,240,397)

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(714,092)	$(1,030,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,132	45,137
Stock issued for services of consultant	—	9,800
Provision for bad debt	—	6,790
Provision for slow moving inventory	—	8,848
Gain on the forgiveness of PPP loan and interest	(75,352)	—
Loss on sale of fixed assets	15,011	—
Amortization for operating lease	46,255	42,973
Changes in assets and liabilities:
Accounts receivable	(7,198)	289,789
Inventory	(912)	(4,199)
Prepaid expenses	7,485	8,405
Accounts payable, accrued expenses and deposits	34,665	(62,011)
Accrued expenses – related party	225,750	187,000
Operating lease liability	(46,255)	(42,973)
Net cash used in operating activities	(499,511)	(541,249)

Cash Flows from Investing Activities:
Proceeds on sale of fixed assets	275,000	—
Purchase of equipment	—	(8,228)
Net cash provided by (used in) investing activities	275,000	(8,228)

Cash Flows from Financing Activities:
Loan payable issuance – PPP & EIDL	75,085	261,971
Repayments of Equipment Note Payable	(175,398)	(50,774)
Net cash (used in) provided by financing activities	(100,313)	211,197

Net decrease in cash and cash equivalents	(324,824)	(338,280)
Cash and cash equivalents, beginning of year	336,564	674,844
Cash and cash equivalents, end of year	$11,740	$336,564
Supplemental Disclosure:
Cash paid during the year for interest	$6,452	$10,418
Cash paid during the year for taxes	$—	$—

Supplemental Disclosure of non-cash investing and financing activities:

Stocks issued with exercise of options in exchange for accounts payable	$—	$42,000
Stocks issued with exercise of options for accrued expenses – related parties	$—	$91,650
Stocks issued for conversion of accrued expenses – related parties	$155,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

ENVIRO TECHNOLOGIES U.S., INC. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

NOTE A - ORGANIZATION AND OPERATIONS

Enviro Technologies U.S., Inc., a Florida corporation (the “Company”), is a manufacturer and provider of environmental and industrial separation technology. The Company developed, and now manufactures and sells the V-Inline Separator, a technology that efficiently separates liquid/liquid, liquid/solid or liquid/liquid/solid fluid streams with distinct specific gravities. Current and potential commercial applications and markets include mining, utilities, manufacturing, waste-to-energy among other industries. We also, through a Grant Back License with Cameron Solutions, Inc. (“Cameron”) signed in June 2017, can utilize specific patents that were sold to Schlumberger Canada Limited, a Canadian entity, and Schlumberger B.V., an entity organized under the laws of the Netherlands (collectively, “Schlumberger”) under Technology Purchase Agreement for industries outside of oil and gas.

Florida Precision Aerospace, Inc., a Florida corporation (“FPA”), is the wholly-owned subsidiary of the Company and is used to manufacture precision parts along with the manufacture, assemble and test the V-Inline Separator. On August 20, 2020, the Company’s shareholders approved a change of domicile of the Company from Idaho to Florida. On December 28, 2020, the Company received the file stamped Certificate of Domestication and Articles of Incorporation from the Secretary of State of Florida, which was effective on December 18, 2020, thereby completing the change in domicile from Idaho to Florida. In connection with the change in domicile from Idaho to Florida, the Company’s name changed to “Enviro Technologies U.S., Inc.”.

NOTE B – GOING CONCERN

Since entering into the Technology Purchase Agreement, Supply Agreement and Grant Back License in June 2017 (see Note H), we have generated limited revenues, significantly less than we anticipated, under the terms of any of these agreements. The Supply Agreement with Cameron expired in June 2020. As we did not generate significant revenues from this agreement, we did not pursue Cameron for an extension in its current state. The Company’s non-compete agreement in the oil and gas industry also expired in June 2020 which allows us to pursue projects in the oil and gas industry. However, we may continue to work together on a project-by-project basis with Cameron until such time a new agreement is reached, if at all. The Grant Back License did not expire. There are no assurances that the Grant Back License will ever generate any material ongoing revenues. We intend to continue to seek opportunities for the V-Inline Separator. Our revenues increased approximately 34% for the year ended December 31, 2021 as compared to the year ended December 31, 2020. We reported a net loss for 2021 of $714,092 as compared to a net loss of $1,030,808 in 2020. Our ability to increase our revenues in future periods will depend on a number of factors, many of which are beyond our control, including our ability to generate sales of the V-Inline Separator, our ability to leverage the Grant Back License to generate additional revenues, competitive efforts and other general economic trends. There are no assurances we will be able to increase our revenues from 2021 levels or report profitable operations in the future.

At December 31, 2021, we had a working capital deficit of $1,160,325, an accumulated deficit of $16,636,521 and used $499,511 in net cash in our operations during the year ended December 31, 2021. We do not have any external sources of liquidity. In an effort to conserve our cash resources to sustain our operations until such time as we are able to significantly increase our revenues, we have reduced employee hours and accrued a portion of management’s salary. There are no assurances; however, that these efforts will be sufficient to permit us to pay our operating expenses. In that event, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection.

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
December 31, 2021 and 2020

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

Revenue Recognition

We account for our revenues in accordance with the Accounting Standard Codification Topic 606, “Revenue from Contracts with Customers” and all the related amendments. This standards core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to receive.

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

Revenues that are generated from sales of V-Inline separators, auxiliary equipment and parts and face shields are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. As of December 31, 2021, and December 31, 2020, respectively, there was $0 of deposits from customers.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The company maintains allowances for doubtful accounts for estimated losses. The company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is a doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, and its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collections. At December 31, 2021 and 2020, the Company has $7,044 and $7,044 in the allowance for doubtful accounts, respectively.

ENVIRO TECHNOLOGIES U.S., INC. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

Fair Value of Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, inventory, prepaid expense, accounts payable, accrued expenses and deposits from customers at December 31, 2021 and 2020, approximate their fair value because of their relatively short-term nature.

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of December 31, 2021 and 2020.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of December 31, 2021 and 2020.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of December 31, 2021 and 2020.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate limits. As of December 31, 2021 and 2020, we have a cash concentration in excess of the FDIC limit of $0 and $80,014, respectively.

Inventory

Inventory primarily consists of components, including raw material and finished parts for the V-Inline Separator and face shields and is priced at lower of cost or net realizable value. Net realizable value is defined as sales price less cost of completion and disposable and transportation. Inventory may include units being rented on a short-term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Provisions have been made to reduce excess or obsolete inventories to their net realizable value. Therefore, these units are included in the inventory of the Company. As of December 31, 2021, and December 31, 2020:

ENVIRO TECHNOLOGIES U.S., INC. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

Schedule of inventory
	December 31, 2021	December 31, 2020
Raw materials	$24,142	$30,145
Work in process	16,856	10,240
Finished goods	73,249	72,950
Total	$114,247	$113,335

Inventory amounts are presented net of allowance for inventory reserves of $75,785 and $75,785 as of December 31, 2021 and December 31, 2020 respectively.

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

As of December 31, 2021 and 2020, there were 10,000 shares issuable upon the exercise of options, respectively. The Company had net losses for the years ended December 31, 2021 and 2020; therefore, common stock equivalent shares are excluded from the computation of net income per share if their effect is anti-dilutive.

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

Research and Development Expenses

Research and development costs, which includes travel expenses, consulting fees, subcontractors and salaries are expensed as incurred. There was $0 and $2,601, respectively, in research and development costs during the years ended December 31, 2021 and 2020, respectively.

Leases

The Company accounts for lease in accordance with ASC Topic 842. Refer to Note I.

ENVIRO TECHNOLOGIES U.S., INC. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses. There was $1,121 and $5,789 in advertising costs during December 31, 2021 and 2020, respectively.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees for services in accordance with ASC 718 “Compensation – Stock Compensation.” ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.

Recent Accounting Pronouncements

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

NOTE D - RELATED PARTY TRANSACTIONS

For each of the years ended December 31, 2021 and 2020, the Company incurred salary expenses from the Chief Executive Officer of the Company of $210,000 and $210,000, respectively. During the years ended December 31, 2021 and 2020, $151,250 and $156,650, respectively, of salary and accrued salary have been paid. Of the $151,250 paid to Mr. DiBella in 2021, $26,250 was paid in cash and $125,000 was a reduction of his accrued salary for conversion into 500,000 shares of common stock of the Company. Of the $156,650 paid to Mr. DiBella in 2020, $81,650 was a reduction of his accrued salary in payment for the exercise of options, including some options of the Company’s employees and a related party. The unpaid balance has been included in accrued expenses- related party. As of December 31, 2021 and 2020, the accrued salary is $723,065 and $664,315, respectively.

Effective July 1, 2017, Raynard Veldman, a member of the Company’s board of directors receives a fee of $2,500 per month for consulting services. For the years ended December 31, 2021 and 2020, Raynard Veldman earned consulting fees of $30,000 and $30,000, respectively. The unpaid balance has been included in accrued expenses- related party. As of December 31, 2021 and 2020, the accrued salary is $30,500 and $30,500, respectively. Of the $30,000 paid to Mr. Veldman in 2021, $30,000 was a reduction of his accrued fees for conversion into 120,000 shares of common stock of the company.

During the years ended December 31, 2021 and 2020, Raynard Veldman, a member of the Company’s board of directors, earned compensation for being a member of the Company’s board of directors of $12,000 and $12,000, respectively. The unpaid balance has been included in accrued expenses- related party. As of December 31, 2021 and 2020, the accrued compensation is $24,000 and $12,000, respectively. Mr. John DiBella does not receive compensation for being a member of the Company’s board of directors.

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
December 31, 2021 and 2020

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

NOTE E - FIXED ASSETS

Schedule of fixed assets
Fixed assets as of December 31 consists of:	2021	2020
Machinery and equipment	$490,927	$941,473
Furniture and fixtures	14,498	14,498
Autos and Trucks	—	5,294
Total	505,425	961,265
Less: accumulated depreciation	(498,100)	(648,797)
Fixed Assets, net	$7,325	$312,468

Depreciation expense was $15,132 and $45,137 for the years ended December 31, 2021 and 2020, respectively. The Company sold its CNC machining equipment for a sales price of $275,000 and incurred a loss of $15,011 from the sale of equipment. See Note F below.

NOTE F – EQUIPMENT NOTE PAYABLE

In July 2017, the Company entered into a financing agreement for the purchase of CNC machining equipment valued at approximately $426,000. The machining equipment was received in July 2017 and was used for the manufacture of Voraxial Separators under the Supply Agreement and sales of the V-Inline Separators. Under the terms of the agreement the Company made an initial down payment of $85,661 and is required to make monthly payments of $6,788 through January 2023. In April 2021, the Company entered into a purchase agreement to sell its CNC machining equipment for $275,000. The Company sold the equipment as the utilization of the CNC machining equipment for customer specific projects and the separation equipment decreased due to the Covid-19 pandemic. The Company can still manufacture the Voraxial and V-Inline Separators and manufacture customer specific projects with its current manufacturing equipment. As of December 31, 2021 and 2020 the amount owed is $0 and $175,398, respectively.

Schedule of future minimum payments
	December 31, 2021	December 31, 2020
Equipment note payable	$—	$175,398
Less: current portion	—	(71,812)
Long-term equipment note payable	$—	$103,586

ENVIRO TECHNOLOGIES U.S., INC. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

NOTE G – SHAREHOLDERS’ EQUITY

Common Stock

On December 30, 2021, John A. DiBella, the chief executive officer of the Company, and Raynard Veldman, a member of the Company’s board of directors and consultant to the Company, entered into conversion agreements with the Company and agreed to accept a portion of their accrued salary and consulting fees, respectively, in shares common stock of the Company at a price of $0.25 per share. Pursuant to the conversion agreements the Company issued an aggregate of 620,000 shares of restricted common stock in satisfaction of an aggregate of $155,000 of accrued salary and consulting fees payable to Mr. DiBella and Mr. Veldman. Mr. DiBella converted $125,000 in return for 500,000 shares of restricted common stock. Mr. Veldman converted $30,000 in return for 120,000 shares of restricted common stock.

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

Options

The Company accounts for stock-based instruments issued to employees for services in accordance with ASC 718 “Compensation – Stock Compensation.” ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 505-50, “Equity-Based Payments to Non-Employees.” The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model.

ENVIRO TECHNOLOGIES U.S., INC. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

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

Information with respect to options outstanding and exercisable at December 31, 2021 and 2020 is as follows:

Schedule of options
	Number Outstanding	Range of Exercise Price	Number Exercisable
Balance, December 31, 2019	1,346,500	$0.10	1,346,500
Issued	—	—	—
Expired	—	—	—
Exercised	(1,336,500)	0.10	(1,336,500)
Forfeited	—	—	—
Balance, December 31, 2020	10,000	$0.10	10,000
Issued	—	—	—
Expired	—		—
Exercised	—		—
Forfeited	—		—
Balance, December 31, 2021	10,000	$0.10	10,000

 ENVIRO TECHNOLOGIES U.S., INC. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

The following table summarizes information about the stock options outstanding at December 31, 2021 and 2020:

Schedule of stock options outstanding
Number Outstanding at December 31, 2021		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2021	Weighted Average Exercise Price
	10,000	1.88	$0.10	10,000	$0.10

Number Outstanding at December 31, 2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2020	Weighted Average Exercise Price
10,000	2.88	$0.10	10,000	$0.10

The aggregate intrinsic value represents the excess amount over the exercise price optionees would have received if all the options have been exercised on the last business day of the period indicated based on the Company’s closing stock price for such day. The aggregate intrinsic value as of December 31, 2021 is $0 because the exercise price is higher than the closing stock price at December 31, 2021.

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

NOTE H - COMMITMENTS AND CONTINGENCIES

SBA and PPP Loans

On May 4, 2020, FPA received a loan (the “PPP Loan”) from Bank of America, N.A. in the aggregate amount of $111,971, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

ENVIRO TECHNOLOGIES U.S., INC. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

The PPP Loan, which was in the form of a Note dated May 4, 2020 issued by FPA, matures on May 4, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on November 6, 2020. The Note may be prepaid by FPA at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. FPA believes it used the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP Loan, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. We applied for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. We are waiting for an approval from the bank, but there are no assurances that the full amount will be forgiven.

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

On June 23, 2020, FPA executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the Covid-19 pandemic on the Company’s business. Pursuant to that certain Loan Authorization and Agreement, the principal amount of the EIDL Loan is up to $150,000, with proceeds to be used for working capital purposes. On July 16, 2020, the Company requested $150,000 in disbursements under the EIDL Loan which were received on July 20, 2020. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning June 23, 2021 (12 months from the date of the SBA note) in the amount of $731. The balance of principal and interest is payable 30 years from the date of the SBA Note. In connection therewith, FPA executed (i) a note for the benefit of the SBA, which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of FPA, which also contains customary events of default.

On July 2, 2021 and July 7, 2021 we received an SBA Grant in the amount of $5,000 and $2,000 respectively, under the COVID-19 Economic Injury Disaster Loan (EIDL) program. These grants do not need to be repaid and recognized as Other Income on our consolidated statements of operations.

Schedule of loans payables
	December 31, 2021	December 31, 2020
Loans payable	$261,971	$261,971
Less: current portion	(113,461)	(65,867)
Long-term loans payable	$148,510	$196,104

ENVIRO TECHNOLOGIES U.S., INC. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

Future minimum loans payable at December 31, 2021 are as follows:

Schedule of future minimum loans payable
2022	127,267
2023	8,772
2024	8,772
2025	8,772
2026	8,772
2027 and thereafter	206,290
Future Minimum Note Payable Payments	368,645
Less Amount Representing Interest	(106,674)
Present Value of Minimum Note Payable Payments	261,971
Less Current Portion	(113,461)
Long-Term Obligations under Note Payable	$148,510

Litigation

On or about October 23, 2017, a claim was filed in the 17th Judicial Circuit Court in and for Broward County in Fort Lauderdale, Florida, by the plaintiff, Industrial and Oilfield Procurement Services, LLC, against our company. The case involves an alleged breach of contract between the parties relating to the purchase and sale of a Voraxial unit in 2015. The plaintiff has demanded a refund and damages. In an effort to avoid the continued costs and expenses of litigation, the parties entered into a settlement agreement on October 7, 2021 whereby the Company paid the plaintiff $15,000 and the parties agreed to settle and release each party of disputed claims between the parties, which settlement is not to be construed as an admission of liability on the part of either party.  On November 3, 2021, the plaintiff filed a Notice of Voluntary Dismissal with Prejudice with the 17th Judicial Circuit Court in and for Broward County whereby the plaintiff agreed to dismiss the entirety of the action with prejudice.

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

NOTE I - LEASE

In October 2021, the Company entered into a first amendment to lease agreement for a three-year 3 lease renewal for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. The lease is $4,839 per month, which includes common area maintenance, taxes and insurance and expires in September 2024. The lease has a one-time renewal option for three 3 years and an increased base rent of 3%. The Company has the option to terminate the lease with three months’ notice. The Company accounts for lease in accordance with ASC Topic 842.

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

ENVIRO TECHNOLOGIES U.S., INC. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

Supplemental balance sheet information related to leases was as follows:

Schedule of supplemental balance sheet information related to leases
Operating Leases	Classification	December 31, 2021	December 31, 2020
Right-of-use assets	Operating lease assets	$153,811	$200,066

Current lease liability	Current operating lease liability	50,970	46,255
Non-current lease liability	Long-term operating lease liability	102,841	153,811
Total lease liabilities		$153,811	$200,066

Lease term and discount rate were as follows:

Schedule of lease term and discount rate
	December 31, 2021	December 31, 2020
Weighted average remaining lease term (years)	2.75	3.75
Weighted average discount rate	6.75%	6.75%

The components of lease cost were as follows:

Schedule of components of lease cost
	For the Year Ended December 31
	2021	2020
Operating lease cost	$58,353	$58,065
Variable lease cost (1)	$22,848	$18,128
Total lease cost	$81,201	$76,193

(1)	Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

Schedule of maturities of lease liabilities
Maturities of lease liabilities were as follows as of December 31, 2021:	Operating Leases
2022	59,795
2023	59,795
2024	49,829
Total lease payments	169,419
Less: imputed interest	(15,608)
Present value of lease liabilities	$153,811

NOTE J – MAJOR CUSTOMERS

For the year ended December 31, 2021, two customers accounted for approximately 54% and 22% of total revenues, respectively. For the year ended December 31, 2020, two customers accounted for approximately 20% and 10% of total revenues, respectively. As of December 31, 2021, two customers represented 52% and 38%, of total accounts receivables. As of December 31, 2020, three customers represented 68%, 17% and 15%, respectively, of total accounts receivables.

 ENVIRO TECHNOLOGIES U.S., INC. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

NOTE K – INCOME TAX

The significant components of the deferred tax asset at December 31, 2021 and 2020 were as follows:

Schedule of components of deferred tax asset
	For the Years Ended December 31
	2021	2020
Statutory rate applied to income (loss) before income taxes	$(180,987)	$(261,258)
Increase (decrease) in income taxes results from:
Change in tax estimate	7,439	(47,965)
Non-deductible expense	20,872	4,511
Change in valuation allowance	152,676	304,712
Income tax expense (benefit)	$—	$—

The difference between income tax expense computed by applying the federal statutory corporate tax rate and provision for actual income tax is as follows:

Schedule of effective income tax rate reconciliation
	For the Years Ended December 31
	2021	2020
Income tax expense (benefit) at U.S. statutory rate of 34%	21.00%	21.00%
Income tax expense (benefit) - State	4.35%	4.35%
Change in tax estimate	(1.05)%	4.65%
Non-deductible expense	(2.92)%	(0.44)%
Change in valuation allowance	(21.38)%	(29.56)%
Income tax expense (benefit)	—	—

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The effects of temporary differences that gave rise to deferred tax assets are as follows:

Summary of deferred tax liability
	For the Years Ended December 31
Deferred tax assets:	2021	2020
Provision for inventory reserve	$19,208	$19,208
Operating loss carryforwards	3,178,643	3,025,967
Gross deferred tax assets	3,197,851	3,045,175
Valuation allowance	(3,197,851)	(3,045,175)
Net deferred income tax asset	$—	$—

Increase in the deferred income tax asset is attributable to the estimated deferred income tax benefit arising from operating loss carry forward. The change in valuation allowance for the years ended December 31, 2021 and 2020 was an increase of $152,676 and $304,712, respectively.

The Company has made a 100% valuation allowance of the deferred income tax asset at December 31, 2021, as it is not expected that the deferred tax assets will be realized. The Company has a net operating loss carryforward of approximately $12,540,000 available to offset future taxable income through 2037. The Company has a net operating loss carryforward of approximately $2,480,000, which can be carried forward indefinitely subject to limitation.

The Company’s federal income tax returns for 2018, 2019, 2020 and 2021 remain subject to examination by the Internal Revenue Services and state tax authorities.

 ENVIRO TECHNOLOGIES U.S., INC. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

NOTE L – SUBSEQUENT EVENTS

On January 5, 2022, John A. DiBella, the Company’s chief executive officer, advanced the Company $30,000 pursuant to the terms of a 4% unsecured promissory note. The note is payable on December 31, 2022 and accrues interest at a rate of 4% per annum. In addition, from February 15, 2022 through April 7, 2022, Mr. DiBella has advanced the Company an additional $29,000 under the same terms as the note.

On April 12, 2022, Ray Veldman, member of the Company’s Board of Directors, advanced the Company $20,000 pursuant to the terms of a 4% unsecured promissory note. The note is payable on December 31, 2022 and accrues interest at a rate of 4% per annum.

