Form 10-Q
period 2022-03-31
ENVIRO TECHNOLOGIES U.S., INC.
filed 2022-05-16
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________

Commission File Number: 0-30454

Enviro Technologies U.S., Inc.
(Exact name of registrant as specified in its charter)

florida	82-0266517
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

821 NW 57th Place, Fort Lauderdale,Florida 33309
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: May 16, 2022, we had 5,570,125 shares of our Common Stock outstanding.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, Part I, Item 1A. - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2022 (the “2021 10-K”) and our other filings with the SEC. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “EVTN,” the “Company,” “we,” “our,” “us,” and similar terms refers to Enviro Technologies U.S., Inc., a Florida corporation, and our subsidiary, Florida Precision Aerospace, Inc., a Florida corporation which we refer to as “FPA.” In addition, “first quarter of 2022” refers to the three months ended March 31, 2022, “first quarter of 2021” refers to the three months ended March 31, 2021, “2022” refers to the year ended December 31, 2022 and “2021” refers to the year ending December 31, 2021. We maintain a corporate website at www.evtn.com. Unless specifically set forth to the contrary, the information which appears on our website at www.evtn.com is not part of this report.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022 (unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,879	$11,740
Accounts receivable, net	6,397	8,374
Inventory, net	114,614	114,247
Prepaid expenses	2,679	4,689
Total current assets	134,569	139,050

FIXED ASSETS, NET	7,119	7,325

OTHER ASSETS		`
Operating lease asset	141,388	153,811
Security deposit	10,143	10,143
Total other assets	151,531	163,954
Total assets	$293,219	$310,329

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$358,859	$357,379
Accrued Expenses – related party	840,565	777,565
Loans payable, current portion	114,155	113,461
Loan payable – related party	53,000	—
Operating lease liability, current portion	51,835	50,970
Total current liabilities	1,418,414	1,299,375

LONG-TERM LIABILITIES:
Operating lease liabilities, less current portion	89,553	102,841
Loans payable, less current portion	147,816	148,510
Total long-term liabilities	237,369	251,351
Total liabilities	1,655,783	1,550,726

COMMITMENTS AND CONTINGENCIES (See Note G)	—	—

SHAREHOLDERS’ DEFICIENCY:
Common stock, $.001 par value, 250,000,000 shares authorized; 5,570,125 and 5,570,125 shares issued and outstanding as of March 31, 2022 and December 31, 2021	5,571	5,571
Additional paid-in capital	15,390,553	15,390,553
Accumulated deficit	(16,758,688)	(16,636,521)
Total shareholders’ deficiency	(1,362,564)	(1,240,397)

Total liabilities and shareholders’ deficiency	$293,219	$310,329

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues, net	$20,283	$37,755
Cost of goods sold	20,671	14,844
Gross (loss) profit	(388)	22,911

Costs and expenses:
General and administrative	38,800	77,347
Professional fees	12,982	38,827
Payroll expense	69,602	90,708
Total costs and expenses	121,384	206,882

Loss from operations	(121,772)	(183,971)

Other Income (expenses):
Other Income	2,948	—
Interest expense	(3,343)	(6,903)
Total other expense	(395)	(6,903)

Net loss before provisions for income taxes	(122,167)	(190,874)
Provisions for income taxes	—	—
NET LOSS	$(122,167)	$(190,874)

Weighted average number of common shares outstanding - basic and diluted	5,570,125	4,950,125
Loss per common share - basic and diluted	$(0.02)	$(0.04)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2021
(Unaudited)

	Common Stock		Additional
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Total
Balance - December 31, 2020	4,950,125	$4,951	$15,236,173	$(15,922,429)	$(681,305)

Net loss	—	—	—	(190,874)	(190,874)

Balance-March 31, 2021 (unaudited)	4,950,125	$4,951	$15,236,173	$(16,113,303)	$(872,179)

Balance - December 31, 2021	5,570,125	$5,571	$15,390,553	$(16,636,521)	$(1,240,397)

Net loss	—	—	—	(122,167)	(122,167)

Balance – March 31, 2022 (unaudited)	5,570,125	$5,571	$15,390,553	$(16,758,688)	$(1,362,564)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(122,167)	$(190,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	206	11,471
Amortization of operating lease asset	12,423	11,203
Changes in assets and liabilities:
Accounts receivable	1,977	(34,297)
Inventory	(367)	(384)
Prepaid expenses	2,010	(1,765)
Accounts payable and accrued expenses	1,480	33,105
Operating lease liability	(12,423)	(11,203)
Accrued expenses – related party	63,000	37,250
Net cash used in operating activities	(53,861)	(145,494)

Cash Flows from Financing Activities:
Repayment of equipment note payable	—	(17,733)
Proceeds from Loan Payable – Related Party	53,000	—
Net cash provided by (used in) financing activities	53,000	(17,733)

Net decrease in cash and cash equivalents	(861)	(163,227)

Cash and cash equivalents, beginning of period	11,740	336,564

Cash and cash equivalents, end of period	$10,879	$173,337

Supplemental Disclosures
Cash paid during the period for interest	$255	$2,631
Cash paid during the period for taxes	$—	$—

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

 ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

NOTE B – GOING CONCERN

Since entering into the Technology Purchase Agreement, Supply Agreement and Grant Back License in June 2017, we have generated limited revenues, significantly less than we anticipated, under the terms of any of these agreements. The Supply Agreement expired in June 2020. The Grant Back License did not expire. There are no assurances that the Grant Back License will ever generate any material ongoing revenues. We intend to continue to seek opportunities for the V-Inline Separator. Although we experienced strong revenue growth prior to COVID-19 through the sales of V-Inline and Voraxial Separators, the pandemic created significant cash flow issues that we are trying to work through, including lack of capital for sales and marketing. This has limited our exposure to potential customers. Our ability to increase our revenues in future periods will depend on a number of factors, many of which are beyond our control, including our ability to generate sales of the V-Inline Separator, our ability to leverage the Grant Back License to generate additional revenues, the continuing impact of the Covid-19 pandemic on the economy in general and the Company in particular, competitive efforts and other general economic trends. There are no assurances we will return to the pre-Covid revenue and profitability levels of 2019 or report profitable operations in the future. Further, the lingering economic impact of the Covid-19 pandemic may have a continued negative effect on the potential for sales of V-inline Separators.

At March 31, 2022, we had a working capital deficit of $1,283,845 and an accumulated deficit of $16,758,688. We do not have any external sources of liquidity. Our CEO has loaned the Company funds during the quarter; however, there is no guarantee that our CEO will continue to fund our Company. Our revenues have declined significantly from quarter ended and year ended December 31, 2019, our last full reporting period prior to the start of Covid-19 pandemic and has yet to recover. The Covid-19 pandemic and current economic conditions have created a very challenging economic condition for our company. In an effort to conserve our cash resources to sustain our operations until such time as the economy begins returning to pre-Covid-19 pandemic activity levels, we have reduced employee hours and accrued a significant portion of management’s salary. We also have begun marketing our machining capabilities to local manufactures. There are no assurances, however, that these efforts will be sufficient to permit us to pay our operating expenses. In the event we cannot increase our revenues, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection.

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

MARCH 31, 2022

(UNAUDITED)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the company’s annual consolidated financial statements, notes and accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 15, 2022. In the opinion of management, all adjustments, which are necessary to provide a fair presentation of financial position as of March 31, 2022, and the related operating results and cash flows for the interim period presented, have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

Revenues that are generated from sales of V-Inline separators, auxiliary equipment and parts and face shields are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. As of March 31, 2022, and December 31, 2021, respectively, there was $0 of deposits from customers.

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts. The company maintains allowances for doubtful accounts for estimated losses. The company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is a doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, and its current creditworthiness and current economic trends. Accounts are written off after exhaustive efforts at collections. At March 31, 2022 and December 31, 2021, the Company has $7,044 and $7,044 in the allowance for doubtful accounts, respectively.

Fair Value of Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at March 31, 2022 and December 31, 2021, approximate their fair value because of their relatively short-term nature.

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of March 31, 2022 and December 31, 2021.

Level 2— inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of March 31, 2022 and December 31, 2021.

Level 3— inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of March 31, 2022 and December 31, 2021.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate (“FDIC”) limits. As of March 31, 2022 and December 31, 2021, the Company has no cash concentration in excess of FDIC limits.

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Inventory

Inventory primarily consists of components, including raw material and finished parts for the V-Inline Separator and face shields and is priced at lower of cost or net realizable value. Net realizable value is defined as sales price less cost of completion and disposable and transportation. Inventory may include units being rented on a short-term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of March 31, 2022 and December 31, 2021:

	March 31, 2022 (unaudited)	December 31, 2021
Raw materials	$19,784	$24,142
Work in process	21,580	16,856
Finished goods	73,250	73,269
Total	$114,614	$114,257

Inventory amounts are presented net of allowance for inventory reserves of $75,785 and $75,785 as of March 31, 2022 and December 31, 2021, respectively.

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

As of March 31, 2022 and 2021, there were 10,000 and 10,000 shares issuable upon the exercise of options, respectively. The Company had a net loss for the three-month periods ended March 31, 2022 and 2021; therefore, common stock equivalent shares are excluded from the computation of net loss per share because their effect is anti-dilutive.

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

LEASES

The Company accounts for leases in accordance with Accounting Standard Codification Topic 842.

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses. There was $0 and $168 in advertising costs during the periods ended March 31, 2022 and March 31, 2021, respectively.

Stock-Based Compensation

The Company accounts for stock-based instruments issued for services in accordance with ASC 718 “Compensation – Stock Compensation.” ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued. The value of the portion of a stock award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.

Recent Accounting Pronouncements

All newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

NOTE D - RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2022 and 2021, the Company incurred salary expenses for the Chief Executive Officer of the Company of $52,500 and $52,500, respectively. During the three months ended March 31, 2022 and 2021, a total of $0 and $26,250, respectively of salary and accrued salary have been paid. The total unpaid balance as of March 31, 2022 and December 31, 2021 are $775,565 and $723,065, respectively, which are included in accrued expenses – related party.

During the three months ended March 31, 2022 and 2021, Mr. Veldman, received compensation for being a member of the Company’s board of directors of $3,000 and $3,000, respectively. The unpaid balance has been included in accrued expenses-related party. Mr. John Di Bella does not receive compensation for being a member of the Company’s board of directors.

Effective July 1, 2017, Raynard Veldman, a member of the Company’s board of directors, receives a fee of $2,500 per month for consulting services. During the three months ended March 31, 2022 and 2021, Mr. Veldman received consulting fees of $7,500 and $7,500, respectively. The unpaid balance has been included in accrued expenses- related party. As of March 31, 2022 and December 31, 2021, the total accrued board compensation and consulting fees are $65,000 and $54,500 respectively.

On January 5, 2022, John A. DiBella, the Company’s chief executive officer, advanced the Company $30,000 pursuant to the terms of a 4% unsecured promissory note. The note is payable on December 31, 2022 and accrues interest at a rate of 4% per annum. In addition, from February 15, 2022 through March 31, 2022, Mr. DiBella has advanced the Company an additional $23,000 under the same terms as the note. From April 1, 2022 through May 13, 2022 Mr. DiBella has advanced the Company an additional $20,500 under the same terms as the note (see Note J).

NOTE E – FIXED ASSETS

Fixed assets as of March 31, 2022 and December 31, 2021 consist of:

	March 31, 2022 (unaudited)	December 31, 2021
Machinery and equipment	$490,927	$490,927
Furniture and fixtures	14,498	14,498
Total	505,425	505,425
Less: accumulated depreciation	(498,306)	(498,100)
Fixed Assets, net	$7,119	$7,325

Depreciation expense was $206 and $11,471 for the three months ended March 31, 2022 and 2021, respectively.

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE F – SHAREHOLDERS’ EQUITY

Options

 Information with respect to options outstanding and exercisable at March 31, 2022 is as follows:

	Number Outstanding	Exercise Price	Number Exercisable
Balance, December 31, 2021	10,000	$0.10	10,000
Issued	—	—	—
Expired	—	—	—
Forfeited	—	—	—
Balance, March 31, 2022 (unaudited)	10,000	$0.10	10,000

Exercise Price	Number Outstanding at March 31, 2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2022	Weighted Average Exercise Price
0.10	10,000	1.63	$0.10	10,000	$0.10
Total	10,000	—	—	10,000	—

The aggregate intrinsic value represents the excess amount over the exercise price optionees would have received if all the options have been exercised on the last business day of the period indicated based on the Company’s closing stock price of for such day. The aggregate intrinsic value as of March 31, 2022 is $0 because the exercise price is higher than the closing stock price.

The Company accounts for stock-based instruments issued for services in accordance with ASC 718 “Compensation – Stock Compensation.” ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued. The value of the portion of a share award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model.

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

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE G – COMMITMENTS AND CONTINGENCIES

SBA AND PPP LOANS

On May 4, 2020, FPA received a loan (the “PPP Loan”) from Bank of America, N.A. in the aggregate amount of $111,971, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The PPP Loan, which was in the form of a Note dated May 4, 2020 issued by FPA, matures on May 4, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on November 6, 2020. The Note may be prepaid by FPA at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities and interest on other debt obligations incurred before February 15, 2020. FPA believes it used the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP Loan, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. We applied for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. We are waiting for an approval from the bank but there are no assurances that the full amount will be forgiven.

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

	March 31, 2022 (unaudited)	December 31, 2021
Loans payable	$261,971	$261,971
Less: current portion	(114,155)	(113,461)
Long-term loans payable	$147,816	$148,510

LOANS PAYABLE – RELATED PARTY

On January 5, 2022, John A. DiBella, the Company’s chief executive officer, advanced the Company $30,000 pursuant to the terms of a 4% unsecured promissory note. The note is payable on December 31, 2022 and accrues interest at a rate of 4% per annum. In addition, from February 15, 2022 through March 31, 2022, Mr. DiBella has advanced the Company an additional $23,000 under the same terms as the note.

Litigation

From time-to-time, the Company may be involved in litigation or be subject to claims arising out of its operations or content appearing on its websites in the normal course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

NOTE H - LEASE

In October 2021, the Company entered into a first amendment to lease agreement for a 3 three-year 3 lease renewal for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. The lease is $4,839 per month, which includes common area maintenance, taxes and insurance and expires in September 2024. The lease has an annual increased base rent of 3%. The Company has the option to terminate the lease with three months’ notice. The Company accounts for lease in accordance with ASC Topic 842.

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

For the three months ended March 31, 2022 and 2021, the total lease cost was $20,890 and $20,220, respectively, which includes variable lease cost of $5,704 and $5,704, respectively. Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate. For the three months ended March 31, 2022 and 2021, cash paid for operating lease liabilities was $14,949 and $14,516, respectively.

NOTE I – MAJOR CUSTOMERS

During the three months ended March 31, 2022, two customers represented 63% and 14% of our revenues.

During the three months ended March 31, 2021, one customer represented 76% of our revenues.

As of March 31, 2022, one of the Company’s customers represents 98% of the total accounts receivable.

As of December 31, 2021, two customers represented 52% and 38% of total accounts receivable.

NOTE J – SUBSEQUENT EVENTS

From April 1, 2022 through May 6, 2022, John A. Di Bella, the Company’s chief executive officer, advanced the Company $20,500 pursuant to the terms of a 4% unsecured promissory note. The note is payable on December 31, 2022 and accrues interest at a rate of 4% per annum.

On April 12, 2022, Ray Veldman, member of the Company’s Board of Directors, advanced the Company $20,000 pursuant to the terms of a 4% unsecured promissory note. The note is payable on December 31, 2022 and accrues interest at a rate of 4% per annum.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations for the three months ending March 31, 2022 and 2021 and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Statement Regarding Forward Looking Information in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

The Covid-19 pandemic and current economic conditions have hurt our operations significantly. Prior to the Covid-19 pandemic, we experienced significant revenue growth in 2019 mainly through the sale of Voraxial Separator and V-Inline Separators. However, 2020, 2021 and early 2022 proved to be an extremely challenging and disappointing period due to the Covid-19 pandemic and slow economic recovery. The drop in capital expenditures from the overall market, both from the oil industry and industries outside of oil and gas, coupled with the lack of a sales and marketing budget, hindered sales opportunities for the V-Inline Separator. During this period, we drastically decreased our sales and marketing efforts which has resulted in fewer customer inquiries. We are still experiencing the ramifications of a nominal sales and marketing budget. As such, customer inquiries have not rebounded. The Supply Agreement we signed with Schlumberger in June 2017 as part of the Technology Purchase Agreement expired in 2020. As we did not generate significant revenues from this agreement, we did not pursue an extension of such agreement under its initial terms. However, we may continue to work together on a project-by-project basis with Cameron until such time a new agreement is reached, if at all. As we have reduced our marketing budget for the V-Inline Separator, we have shifted our near-term focus on machining work to help stabilize our cash flow.

We believe there is a market for the V-Inline Separator in the mining, utilities, sewage and industrial wastewater industries, among others. We intend to continue to seek opportunities for the V-Inline Separator through our rights under our Grant Back License. We have branded our licensed products as the V-Inline Separator. In 2021, our customer commissioned a wastewater system at a nuclear facility that consisted of multiple V-Inline Separators to separate solids and oil from their wastewater stream. The system is being used to process and separate oil and solids from a flow of about 100 gallons per minute. The system includes different technologies with the heart of the system being comprised of two V-Inline 2000 Separators working in parallel with a third V-Inline Separator being utilized to further dewater the reject lines from the System.

Going Concern

For the three months ended March 31, 2022, we reported a net loss of $122,167 and net cash used in operations of $53,861. At March 31, 2022, we had cash on hand of $10,879, a working capital deficit of $1,283,845 and an accumulated deficit of $16,758,688. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2021 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our working capital deficit, accumulated deficit and negative cash flows from operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company. We estimate we require approximately $800,000 to maintain our operations over the next 12 months.

Results of Operations for the Three Months ended March 31, 2022 and 2021:

Revenue

While our revenues were nominal for the three months ended March 31, 2022 and 2021, our revenues decreased by approximately 46% for the three months ended March 31, 2022 from the comparable period in 2021. There are no assurances we will be able to increase our revenues to the profitability levels we experienced in fiscal year 2019 before the Covid-19 pandemic or report profitable operations in the future. Further, the lingering economic impact of the Covid-19 pandemic may have a continued negative effect on the potential for sales of V-inline Separators. Our revenues are dependent upon our ability to develop a consistent sales channel for the V-Inline Separators and potentially additional sales of the Voraxial Separator from Schlumberger. As discussed earlier in this report, we believe that our revenues for the three months ended March 31, 2022 and fiscal year 2021 have been adversely impacted by the Covid-19 pandemic and current economic conditions. Even once the effects of the pandemic on our business subsides and economy improves, it may take longer than expected for business in our target markets to resume normal operations. Accordingly, at this time we are unable to predict the ultimate impact to our revenues for the remaining 2022.

The majority of our sales in the first quarter of 2022 were a result of manufacturing specific machine parts for our customers. In the first quarter of 2021, we generated additional revenues from the sales of auxiliary equipment and parts to Schlumberger related to the Voraxial Separator and sales of auxiliary equipment and parts of the V-Inline Separator.

Cost of Goods

Our cost of goods increased by approximately 39% for the three months ended March 31, 2022 from the comparable period 2021. This increase is mainly due to lower margin in revenues generated from manufacturing projects in 2022 as compared to the higher margins we experience with the sales to Schlumberger related to the auxiliary equipment and parts of the Voraxial Separator, and sales of auxiliary equipment and parts of the V-Inline Separator during the three months ended March 31, 2021. Our cost of goods continues to be reviewed by management in effort to obtain the best available pricing while maintaining high quality standards.

Costs and Expenses

Total costs and expenses decreased by approximately 41% for the three months ended March 31, 2022 from the comparable period 2021 as we continue to reduce expenditures as a result of Covid-19 pandemic and cash flow restraints. Included in this decrease was a decrease of approximately 50% in general and administrative expenses in the first quarter of 2022 from the first quarter of 2021, including decrease in repair and maintenance and insurance expense. In addition, payroll expense decreased approximately 23% during the first quarter of 2022 as compared to the first quarter of 2021 as we reduced the number of employees and overtime hours due to slower economic activity. Professional fees decreased by approximately 67% as we continue to reduce expenses due to the Covid-19 pandemic.

Liquidity and Capital Resources:

Cash at March 31, 2022 was $10,879 as compared to $11,740 at December 31, 2021. Our working capital deficit at March 31, 2022 was $1,283,845 as compared to a working capital deficit at December 31, 2021 of $1,160,325. At March 31, 2022, we had an accumulated deficit of $16,758,688. Our current assets decreased by 3% at March 31, 2022 as compared to December 31, 2021, which reflects decreases in our prepaid expenses and accounts receivables. Decreases in accounts receivable is due to manufacturing projects completed during the period. Our current liabilities increased by 9% at March 31, 2022 as compared to December 31, 2021, which reflects an increase in loan payable – related party and accrued expenses – related party. Increases in accrued expenses – related party is due to the accrual of management’s salary and Board’s compensation.

From January 2022 through May 16, 2022, our CEO, John Di Bella, and Ray Veldman, a member of our Board of Directors, have advanced the Company an aggregate of $93,500 pursuant to 4% promissory notes due on December 31, 2022.

We do not have any external sources of liquidity and we do not have any capital commitments.

Summary of cash flows

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Cash flow data:
Cash used in operating activities	$(53,861)	$(145,494)
Cash provided by (used in) investing activities	$—	$—
Cash provided by (used in) financing activities	$53,000	$(17,733)

Net cash used in operating activities in the three months ended March 31, 2022 was primarily attributable to decreases in accounts receivable and prepaid expenses offset by increases in accrued expenses – related party accounts payable and accrued expenses.

Net cash used in operating activities in the three months ended March 31, 2021 was primarily attributable to an increase in accounts receivable offset in part by increases in accrued expenses – related party and accounts payable and accrued expenses.

Net cash provided by financing activities in the three months ended March 31, 2022 was attributable to the loans provided to the company by our CEO. Net cash used in financing activities during the three months ended March 31, 2021 was primarily attributable to the repayment of equipment note payable.

Looking Forward

As a result of the uncertainties facing our company as discussed elsewhere in this report, including the impact of the Covid-19 pandemic, we are unable to predict the overall impact in 2022 and beyond on our company at this time. Our loss of revenues will materially impact our liquidity, and we do not expect to be able to access the capital markets for additional working capital in the near future. Our senior management will continue to monitor our situation on a daily basis; however, we expect that these factors and others we have yet to experience will materially adversely impact our company, its business and operations for the foreseeable future. Our management has also begun exploring possible opportunities for the Company involving mergers, acquisitions or other business combination transactions in an effort to diversify our business. We are not currently a party to any agreement or understandings with any third parties, and there are no assurances even if our management locates an opportunity which it believes will be in the best interests of our shareholders what we will ever consummate such a transaction. Accordingly, investors should not place undue reliance on these efforts.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with U.S. GAAP and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The company maintains allowances for doubtful accounts for estimated losses. The company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is a doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, and its current creditworthiness and current economic trends. Accounts are written off after exhaustive efforts at collections.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer who also serves as our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2022. Based upon continuing material weakness in the Company’s internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2021, our management concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

We incorporate by reference the risk factors disclosed in Part I, Item 1A of our 2021 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable to our company.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference			Filed or
No.	Exhibit Description	Form	Date Filed	Exhibit Number	Furnished Herewith

2	Agreement and Plan of Reorganization	10	11/03/99	2
3(i)	Articles of Incorporation	10	11/03/99	3(i)
3(ii)	Bylaws	10-K	3/31/21	3(ii)
3(iii)	Articles of Amendment to the Articles of Incorporation	8-K	11/13/17	3.2
3(iv)	Articles of Amendment to the Articles of Incorporation	8-K	9/9/20	3(iv)
3(v)	Statement of Domestication filed in the State of Idaho	8-K	12/28/20	3(iv)
3(vi)	Certificate of Domestication and Articles of Incorporation filed in the State of Florida	8-K	12/28/20	3(v)
10.1	4% Promissory Note due December 31, 2022	8-K	1/07/2022	10.3
31.1	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-4(a) Certification of Chief Financial Officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized.

Enviro Technologies U.S., Inc.

By:	/s/ John A. Di Bella
John A. Di Bella
Chief Executive Officer and Chief Financial Officer

DATED: May 16, 2022

