Form 10-Q
period 2022-06-30
ENVIRO TECHNOLOGIES U.S., INC.
filed 2022-08-15
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: August 15, 2022, we had 5,570,125 shares of our Common Stock outstanding.

1

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “EVTN,” the “Company,” “we,” “our,” “us,” and similar terms refers to Enviro Technologies U.S., Inc., a Florida corporation, and our subsidiary, Florida Precision Aerospace, Inc., a Florida corporation which we refer to as “FPA.” In addition, “second quarter of 2022” refers to the three months ended June 30, 2022, “second quarter of 2021” refers to the three months ended June 30, 2021, “2021” refers to the year ended December 31, 2021. We maintain a corporate website at www.evtn.com. Unless specifically set forth to the contrary, the information which appears on our website at www.evtn.com is not part of this report.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022 (unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,236	$11,740
Accounts receivable, net	5,008	8,374
Inventory, net	116,200	114,247
Prepaid expenses	670	4,689
Total current assets	126,114	139,050

FIXED ASSETS, NET	6,913	7,325

OTHER ASSETS
Operating lease asset	128,755	153,811
Security deposit	10,143	10,143
Total other assets	138,898	163,954
Total assets	$271,925	$310,329

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$396,338	$357,379
Accrued Expenses – related party	903,565	777,565
Loans payable, current portion	114,855	113,461
Loan Payable – Related Party	104,500	—
Operating lease liability, current portion	52,715	50,970
Total current liabilities	1,571,973	1,299,375

LONG-TERM LIABILITIES:
Operating lease liabilities, less current portion	76,040	102,841
Loans payable, less current portion	147,116	148,510
Total long-term liabilities	223,156	251,351
Total liabilities	1,795,129	1,550,726

COMMITMENTS AND CONTINGENCIES (See Note G)	—	—

SHAREHOLDERS’ (DEFICIENCY):
Common stock, $.001 par value, 250,000,000 shares authorized; 5,570,125 and 5,570,125 shares issued and outstanding as of June 30, 2022 and December 31, 2021	5,571	5,571
Additional paid-in capital	15,390,553	15,390,553
Accumulated deficit	(16,919,328)	(16,636,521)
Total shareholders’ (deficiency)	(1,523,204)	(1,240,397)

Total liabilities and shareholders’ (deficiency)	$271,925	$310,329

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues, net	$39,047	$29,108	$59,330	$66,864

Cost of goods sold	19,020	13,368	39,691	28,212

Gross profit	20,027	15,740	19,639	38,652

Costs and expenses:
Selling, general and administrative	36,115	56,210	74,915	133,557
Payroll expenses	94,313	123,886	163,915	214,594
Professional Fees	46,241	37,570	59,223	76,397

Total costs and expenses	176,669	217,666	298,053	424,548

Loss from operations	(156,642)	(201,926)	(278,414)	(385,896)

Other income (expenses):
Other Income	—	—	2,948	—
Loss on sale of assets	—	(15,011)	—	(15,011)
Interest expense	(3,998)	(7,771)	(7,341)	(14,675)

Total other income (expense)	(3,998)	(22,782)	(4,393)	(29,686)

Net loss before provisions for income taxes	(160,640)	(224,708)	(282,807)	(415,582)
Provisions for income taxes	—	—	—	—
NET LOSS	$(160,640)	$(224,708)	$(282,807)	$(415,582)

Net loss per common share - basic and diluted	$(0.03)	$(0.05)	$(0.05)	$(0.08)
Weighted average number of common shares outstanding - basic and diluted	5,570,125	4,950,125	5,570,125	4,950,125

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

’
EQUITY (DEFICIENCY)CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS

(Unaudited)

 For the three months ended June 30, 2022 and 2021

	Common Stock		Additional
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Total
Balance – March 31, 2021 (unaudited)	4,950,125	$4,951	$15,236,173	$(16,113,303)	$(872,179)

Net (loss)	—	—	—	(224,708)	(224,708)

Balance-June 30, 2021 (unaudited)	4,950,125	$4,951	$15,236,173	$(16,338,011)	$(1,096,887)

Balance – March 31, 2022 (unaudited)	5,570,125	$5,571	$15,390,553	$(16,758,688)	$(1,362,564)

Net (loss)	—	—	—	(160,640)	(160,640)

Balance – June 30, 2022 (unaudited)	5,570,125	$5,571	$15,390,553	$(16,919,328)	$(1,523,204)

For the six months ended June 30, 2022 and 2021

	Common Stock		Additional
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Total
Balance - December 31, 2020	4,950,125	$4,951	$15,236,173	$(15,922,429)	$(681,305)

Net (loss)	—	—	—	(415,582)	(415,582)

Balance-June 30, 2021 (unaudited)	4,950,125	$4,951	$15,236,173	$(16,338,011)	$(1,096,887)

Balance - December 31, 2021	5,570,125	$5,571	$15,390,553	$(16,636,521)	$(1,240,397)

Net (loss)	—	—	—	(282,807)	(282,807)

Balance – June 30, 2022 (unaudited)	5,570,125	$5,571	$15,390,553	$(16,919,328)	$(1,523,204)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(282,807)	$(415,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	412	15,298
Amortization of operating lease asset	25,056	22,596
Loss on sale of equipment	—	15,011
Changes in assets and liabilities:
Accounts receivable	3,366	(10,511)
Inventory	(1,953)	(2,899)
Prepaid expenses	4,019	8,483
Accounts payable and accrued expenses	38,959	50,358
Operating lease liability	(25,056)	(22,596)
Accrued expenses – related parties	126,000	100,250
Net cash used in operating activities	(112,004)	(239,592)

Cash Flows from Investing Activities:
Sale of equipment	—	275,000
Net cash provided by Investing activities	—	275,000

Cash Flows from Financing Activities:
Repayment of equipment note payable	—	(175,398)
Proceeds from loan payable - related party	104,500	—
Loan payable issuance	—	75,085
Net cash provided by (used in) financing activities	104,500	(100,313)

Net decrease in cash and cash equivalents	(7,504)	(64,905)

Cash and cash equivalents, beginning of period	11,740	336,564

Cash and cash equivalents, end of period	$4,236	$271,659

Supplemental Disclosures
Cash paid during the period for interest	$1,494	$10,403
Cash paid during the period for taxes	$—	$—

 The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE A - ORGANIZATION AND OPERATIONS

Enviro Technologies U.S., Inc., a Florida corporation (the “Company”), is a manufacturer and provider of environmental and industrial separation technology. The Company developed, and now manufactures and sells the V-Inline Separator, a technology that efficiently separates liquid/liquid, liquid/solid or liquid/liquid/solid fluid streams with distinct specific gravities. Current and potential commercial applications and markets include mining, utilities, manufacturing, waste-to-energy among other industries. We also, through a Grant Back License with Schlumberger Technology Corporation signed in June 2017, can utilize specific patents that were sold to Schlumberger under Technology Purchase Agreement for industries outside of oil and gas.

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

At June 30, 2022, we had a working capital deficit of $1,445,859, an accumulated deficit of $16,919,328. We do not have any external sources of liquidity. Our revenues have declined significantly from quarter ended and year ended December 31, 2019, our last full reporting period prior to the start of Covid-19 pandemic and has yet to recover. Covid-19 pandemic has created a very challenging economic condition for our company. In an effort to conserve our cash resources to sustain our operations until such time as the economy begins returning to pre-Covid-19 pandemic activity levels, we have reduced employee hours, continue to accrue management’s salary, and sold under-utilized equipment. We also have begun marketing our machining capabilities to local manufactures. There are no assurances, however, that these efforts will be sufficient to permit us to pay our operating expenses. In the event we cannot increase our revenues, we may be required to scale back or cease operations, sell or liquidate our assets and possibly seek bankruptcy protection.

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

JUNE 30, 2022

(UNAUDITED)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the company’s annual consolidated financial statements, notes and accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 15, 2022. In the opinion of management, all adjustments, which are necessary to provide a fair presentation of financial position as of June 30, 2022, and the related operating results and cash flows for the interim period presented, have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

Revenues that are generated from sales of V-Inline separators, auxiliary equipment and parts are typically recognized upon shipment. Our standard agreements generally do not include customer acceptance or post shipment installation provisions. However, if such provisions have been included or there is an uncertainty about customer order, revenue is deferred until we have evidence of customer order and all terms of the agreement have been complied with. As of June 30, 2022, and December 31, 2021, respectively, there was $0 of deposits from customers.

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts. The company maintains allowances for doubtful accounts for estimated losses. The company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is a doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, and its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collections. At June 30, 2022 and December 31, 2021, the Company has $7,044 and $7,044 in the allowance for doubtful accounts, respectively.

Fair Value of Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, inventory, accounts payable and accrued expenses at June 30, 2022 and December 31, 2021, approximate their fair value because of their relatively short-term nature.

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of June 30, 2022 and December 31, 2021.

Level 2— inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of June 30, 2022 and December 31, 2021.

Level 3— inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of June 30, 2022 and December 31, 2021.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with various financial institutions. Balances at these institutions may at times exceed the Federal Deposit Insurance Corporate (“FDIC”) limits. As of June 30, 2022 and December 31, 2021, the Company has no cash concentration in excess of FDIC limits.

Inventory

Inventory primarily consists of components, including raw material and finished parts for the V-Inline Separator and face shields and is priced at lower of cost or net realizable value. Net realizable value is defined as sales price less cost of completion and disposable and transportation. Inventory may include units being rented on a short term basis or components held by third parties in connection with pilot programs as part of the continuing evaluation by such third parties as to the effectiveness and usefulness of the service to be incorporated into their respective operations. The third parties do not have a contractual obligation to purchase the equipment. The Company maintains the title and risk of loss. Therefore, these units are included in the inventory of the Company. As of June 30, 2022 and December 31, 2021:

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

	June 30, 2022 (unaudited)	December 31, 2021
Raw materials	$19,784	$24,142
Work in process	21,581	16,856
Finished goods	74,835	73,269
Total	$116,200	$114,257

Inventory amounts are presented net of allowance for inventory reserves of $75,785 and $75,785 as of June 30, 2022 and December 31, 2021, respectively.

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

As of June 30, 2022 and 2021, there were 10,000 and 10,000 shares issuable upon the exercise of options, respectively. The Company had a net loss for three and six months ended June 30, 2022 and 2021; therefore, common stock equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

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

LEASES

The Company accounts for leases in accordance with Accounting Standard Codification Topic 842.

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses. There was $0 and $320 in advertising costs during the three months ended June 30, 2022 and June 30, 2021, respectively. There was $0 and $484 in advertising costs during the six months ended June 30, 2022 and June 30, 2021, respectively.

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

NOTE D - RELATED PARTY TRANSACTIONS

For the three months ended June 30, 2022 and 2021, the Company incurred salary expenses for the Chief Executive Officer of the Company of $52,500 and $52,500 respectively, of which a total of $0 of salary and accrued salary have been paid. The total unpaid balance as of June 30, 2022 and June 30, 2021 are $828,065 and $743,065, respectively, which are included in accrued expenses – related party. During the six months ended June 30, 2022 and 2021, the Company incurred salary expenses for the Chief Executive Officer of the Company of $105,000 and $105,000 respectively, of which a total of $0 and $26,250 of salary and accrued salary have been paid.

Effective July 1, 2017, our non-employee directors receive a monthly fee of $1,000 for serving on the board of directors. During the three and six months ended June 30, 2022 and 2021, Raynard Veldman, received compensation for being a member of the Company’s board of directors of $3,000 and $6,000, respectively. Mr. John DiBella does not receive compensation for being a member of the Company’s board of Directors.

Effective July 1, 2017, Raynard Veldman, a member of the Company’s board of directors, receives a fee of $2,500 per month for consulting services. During the three and six months ended June 30, 2022 and 2021, Mr. Veldman received consulting fees of $7,500 and $15,000, respectively. The unpaid balance has been included in accrued expenses- related party. As of June 30, 2022 and December 31, 2021 the total accrued board compensation and consulting fees are $75,500 and 54,500, respectively.

On January 5, 2022, John A. DiBella, the Company’s chief executive officer, advanced the Company $30,000 pursuant to the terms of a 4% unsecured promissory note. The note is payable on December 31, 2022 and accrues interest at a rate of 4% per annum. In addition, from February 15, 2022 through March 31, 2022, Mr. DiBella advanced the Company an additional $23,000 under the same terms as the note. From April 1, 2022 through June 30, 2022 Mr. DiBella advanced the Company an additional $31,500 under the same terms as the note (see Note G).

NOTE E – FIXED ASSETS

Fixed assets as of June 30, 2022 and December 31, 2021 consist of:

	June 30, 2022 (unaudited)	December 31, 2021
Machinery and equipment	$490,927	$490,927
Furniture and fixtures	14,498	14,498
Total	505,425	505,425
Less: accumulated depreciation	(498,512)	(498,100)
Fixed Assets, net	$6,913	$7,325

Depreciation expense was $206 and $3,827 for the three months ended June 30, 2022 and 2021, respectively.

Depreciation expense was $412 and $15,298 for the six months ended June 30, 2022 and 2021, respectively.

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

In April, 2021 the Company sold its CNC machining equipment for a sales price of $275,000 and incurred a loss of $15,011 from the sale of equipment.

note F – shareholders’ equity

Options

 Information with respect to options outstanding and exercisable at June 30, 2022 is as follows:

	Number Outstanding	Exercise Price	Number Exercisable
Balance, December 31, 2021	10,000	$0.10	10,000
Issued	—	—	—
Expired	—	—	—
Forfeited	—	—	—
Balance, June 30, 2022	10,000	$0.10	10,000
Exercise Price	Number Outstanding at June 30, 2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2022	Weighted Average Exercise Price
0.10	10,000	1.38	$0.10	10,000	$0.10
Total	10,000	—	—	10,000	—

The aggregate intrinsic value represents the excess amount over the exercise price optionees would have received if all the options have been exercised on the last business day of the period indicated based on the Company’s closing stock price of for such day. The aggregate intrinsic value as of June 30, 2022 is $0 as the stock price is higher than the exercise price.

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

JUNE 30, 2022

(UNAUDITED)

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

On June 23, 2020, FPA executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the Covid-19 pandemic on the Company’s business. Pursuant to that certain Loan Authorization and Agreement, the principal amount of the EIDL Loan is up to $150,000, with proceeds to be used for working capital purposes. On July 16, 2020, the Company has requested $150,000 in disbursements under the EIDL Loan. The funds were received on July 20, 2020. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning June 23, 2021 (12 months from the date of the SBA note) in the amount of $731. The extension for the monthly installment principal payment begin in July 2022. The balance of principal and interest is payable 30 years from the date of the SBA Note. In connection therewith, FPA executed (i) a note for the benefit of the SBA, which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of FPA, which also contains customary events of default.

	June 30, 2022 (unaudited)	December 31, 2021
Loans payable	$261,971	$261,971
Less: current portion	(114,855)	(113,461)
Long-term loans payable	$147,116	$148,510

LOANS PAYABLE – RELATED PARTY

On January 5, 2022, John A. DiBella, the Company’s chief executive officer, advanced the Company $30,000 pursuant to the terms of a 4% unsecured promissory note. The note is payable on December 31, 2022 and accrues interest at a rate of 4% per annum. From February 15, 2022 through March 31, 2022, Mr. DiBella has advanced the Company an additional $23,000 under the same terms as the note. In addition, from April 1, 2022 through June 30, 2022 Mr. DiBella has advanced the Company an additional $31,500, under the same terms as the note. See Footnote J Subsequent Events.

On April 11, 2022, Ray Veldman, member of the Company’s Board of Directors, advanced the Company $20,000 pursuant to the terms of a 4% unsecured promissory note. The note is payable on December 31, 2022 and accrues interest at a rate of 4% per annum.

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

NOTE H - LEASE

In October 2021, the Company entered into a first amendment to lease agreement for a three-year 3 lease renewal for an office and manufacturing facility located at 821 NW 57th Place, Fort Lauderdale, FL 33309. The lease is $4,839 per month, which includes common area maintenance, taxes and insurance and expires in September 2024. The lease has a one-time renewal option for three 3 years and an increased base rent of 3%. The Company has the option to terminate the lease with three months’ notice. The Company accounts for lease in accordance with ASC Topic 842. On June 30, 2022, we notified our landlord that we exercising the termination clause in our lease to vacate the premise by October 1, 2022. The Company is in negotiations to continue the manufacturing and maintenance of the inventory.

ENVIRO TECHNOLOGIES U.S., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

For the three months ended June 30, 2022 and 2021, the total lease cost was $20,890 and $20,126, respectively, which includes variable lease cost of $5,765 and $5,798, respectively. Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate. For the six months ended June 30, 2022 and 2021, the total lease cost was $41,780 and $40,440, respectively, which includes variable lease cost of $11,469 and $9,064, respectively. For the six months ended June 30, 2022 and 2021, cash paid for operating lease liabilities was $29,897 and $22,596, respectively.

NOTE I – MAJOR CUSTOMERS

During the six months ended June 30, 2022, we recorded 92% of our revenue from 3 customers, with each representing 52%, 36% and 5% of total revenues.

During the three months ended June 30, 2022, we recorded 100% of our revenue from 2 customers, with each representing 78% and 22% of total revenues.

During the six months ended June 30, 2021, we recorded 87% of our revenue from two customers, with each representing 71% and 16% of total revenues.

During the three months ended June 30, 2021, we recorded 90% of our revenue from two customers, with each representing 65% and 25% of total revenues.

As of June 30, 2022, two of the Company’s customers represents 54% and 35% of the total accounts receivable.

As of December 31, 2021, two customers represented 52% and 38% of total accounts receivable.

NOTE J – subsequent events

From July 1, 2022 through August 12, 2022, John A. DiBella, the Company’s chief executive officer, advanced the Company $35,000 pursuant to the terms of a 4% unsecured promissory note. The note is payable on December 31, 2022 and accrues interest at a rate of 4% per annum.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations for the three and six months ending June 30, 2022 and 2021 and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Statement Regarding Forward Looking Information in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

The Covid-19 pandemic and current economic conditions have hurt our operations significantly. Prior to the Covid-19 pandemic, we experienced significant revenue growth in 2019 mainly through the sale of Voraxial Separator and V-Inline Separators. However, 2020, 2021 and early 2022 proved to be an extremely challenging and disappointing period due to the Covid-19 pandemic and slow economic recovery. The drop in capital expenditures from the overall market, both from the oil industry and industries outside of oil and gas, coupled with the lack of a sales and marketing budget, hindered sales opportunities for the V-Inline Separator. During this period, we drastically decreased our sales and marketing efforts which has resulted in fewer customer inquiries in the current period. We are still experiencing the ramifications of a nominal sales and marketing budget. As such, customer inquiries have not rebounded. As we have reduced our marketing budget for the V-Inline Separator, we have shifted our near-term focus on machining work to help stabilize our cash flow.

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

Going Concern

For the six months ended June 30, 2022, we reported a net loss of $282,807 and net cash used in operations of $112,004. At June 30, 2022, we had cash on hand of $4,236, a working capital deficit of $1,445,859 and an accumulated deficit of $16,919,328. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2021 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our working capital deficit, accumulated deficit and negative cash flows from operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company. We estimate we require approximately $800,000 to maintain our operations over the next 12 months.

Results of Operations for the Three Months and Six Months ended June 30, 2022 and 2020:

Revenue

While our revenues were nominal for the three and six months ended June 30, 2022, our revenues increased by approximately 34% and decreased by 11%, respectively for the three and six months ended June 30, 2022 from the comparable period in 2021. There are no assurances we will be able to increase our revenues to the profitability levels we experienced in fiscal year 2019 before the Covid-19 pandemic or report profitable operations in the future. Further, the lingering economic impact of the Covid-19 pandemic may have a continued negative effect on the potential for sales of V-inline Separators. Our revenues are dependent upon our ability to develop a consistent sales channel for the V-Inline Separators and potentially additional sales of the Voraxial Separator from Schlumberger. As discussed earlier in this report, we believe that our revenues for the six months ended June 30, 2022 and fiscal year 2021 have been adversely impacted by the Covid-19 pandemic and current economic conditions. Even once the effects of the pandemic on our business subsides, it may take longer than expected for business in our target markets to resume normal operations. Accordingly, at this time we are unable to predict the ultimate impact to our revenues for the remaining 2022.

The majority of our sales in the six months ended June 30, 2022 were a result of manufacturing specific machine parts for our customers, sales to Schlumberger related to the Voraxial Separator, and sales of auxiliary equipment and parts of the V-Inline Separator. The majority of revenues in the first half of 2021 were a result of manufacturing specific machine parts for our customers, sales to Schlumberger related to the Voraxial Separator, and sales of auxiliary equipment and parts of the V-Inline Separator.

Cost of Goods

Our cost of goods increased by approximately 42% and 41%, respectively, for the three and six months ended June 30, 2022 from the comparable period 2021. The increase in our COGS is mainly due to the increase in machining projects and the different manufacturing projects we completed during the three and six months ended June 30, 2022. Our cost of goods continues to be reviewed by management in effort to obtain the best available pricing while maintaining high quality standards.

Costs and Expenses

Total costs and expenses decreased by approximately 19% and 30%, respectively, for the second quarter and first six months of 2022 from the comparable period 2021 as we continue to reduce expenditures as a result of Covid-19 pandemic and current economic conditions. Included in this decrease was a decrease of approximately 36% and 44%, respectively, in general and administrative expenses in the three and six months ended June 30, 2022 from the comparable period in 2021. The decrease is attributable to a decrease in repair and maintenance and insurance expense. In addition, payroll expense decreased approximately 24% in the three and six months ended June 30, 2022 from the comparable period in 2021 as we reduced the number of employees and overtime hours due to slower economic activity. Professional fees increased by approximately 23% for the three months ended June 30, 2022 and decreased by 22% for the six months ended June 30, 2022 from the comparable period in 2021 as we continue to reduce expenses due to the Covid-19 pandemic.

Liquidity and Capital Resources:

Cash at June 30, 2022 was $4,236 as compared to $11,740 at December 31, 2021. Our working capital deficit at June 30, 2022 was $1,445,859 as compared to a working capital deficit at December 31, 2021 of $1,160,325. At June 30, 2022, we had an accumulated deficit of $16,919,328. Our current assets decreased by 9% at June 30, 2022 as compared to December 31, 2021, which reflects decreases in our cash and cash equivalents, prepaid expenses and accounts receivable, partially offset by increase in our inventory, net. Decrease in accounts receivable is due to customers paying timely during the period. Our current liabilities increased by 21% at June 30, 2022 as compared to December 31, 2021, which reflects an increase in accounts payable, loans payable, current portion and accrued expenses and accrued expenses – related party and loan payable- related party. Increase in accrued expenses – related party is due to the accrual of management’s salary. Accounts payable and accrued expenses increased due to professional fees. Increases in loans payable – related party is due to the loan the Company received from its CEO, Mr. DiBella and its board member, Mr. Veldman, during the period. Increases in loans payable, current portion is due to the 2020 PPP Loan. FPA believes it used the 2020 PPP Loan amount for qualifying expenses. Under the terms of the PPP Loan, certain amounts of the 2020 PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. We filed the application for forgiveness of the 2020 PPP Loan in accordance with the terms of the CARES Act. We are waiting for an approval from the bank but there are no assurances that the full amount will be forgiven.

From January 2022 through August 12, 2022, our CEO, John Di Bella, and Ray Veldman, a member of our Board of Directors, have advanced the Company an aggregate of $139,500 pursuant to 4% promissory notes due on December 31, 2022.

We do not have any external sources of liquidity and we do not have any capital commitments.

Summary of cash flows

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2022	2021
	(Unaudited)
Cash flow data:
Cash used in operating activities	$(112,004)	$(239,592)
Cash provided by investing activities	$—	$275,000
Cash provided by (used in) financing activities	$104,500	$(100,313)

Net cash used in operating activities in the six months ended June 30, 2022 was primarily attributable to our net loss for the period, increases in accrued expenses – related party and accounts payable and accrued expenses offset in part by increases in inventory.

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

Net cash provided by financing activities during the six months ended June 30, 2022 was attributable to the loans the Company received from its CEO, Mr. DiBella and its board member, Mr. Veldman. Net cash used in financing activities during the six months ended June 30, 2021 was primarily attributable to the repayment of the equipment note payable offset by the proceeds from the 2021 PPP loan.

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

Critical Accounting Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note C of the Notes to Consolidated Financial Statements appearing previously in this report describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer who also serves as our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2022. Based upon continuing material weakness in the Company’s internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2021, our management concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

 PART II.      OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

We incorporate by reference the risk factors disclosed in Part I, Item 1A of our 2021 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable to our company.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference			Filed or
No.	Exhibit Description	Form	Date Filed	Exhibit Number	Furnished Herewith

2	Agreement and Plan of Reorganization	10	11/03/99	2
3(i)	Articles of Incorporation	10	11/03/99	3(i)
3(ii)	Bylaws	10-K	3/31/21	3(ii)
3(iii)	Articles of Amendment to the Articles of Incorporation	8-K	11/13/17	3.2
3(iv)	Articles of Amendment to the Articles of Incorporation	8-K	9/9/20	3(iv)
3(v)	Statement of Domestication filed in the State of Idaho	8-K	12/28/20	3(iv)
3(vi)	Certificate of Domestication and Articles of Incorporation filed in the State of Florida	8-K	12/28/20	3(v)
10.9	Form of Promissory Note dated January 5, 2022	8-K	1/7/22	10.3
31.1	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-4(a) Certification of Chief Financial Officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized.

Enviro Technologies U.S., Inc.

By:	/s/ John A. Di Bella
John A. Di Bella
Chief Executive Officer and Chief Financial Officer

DATED: August 15, 2022

