Form 10-Q
period 2022-09-30
ENVIRO TECHNOLOGIES U.S., INC.
filed 2022-11-14
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________

Commission File Number: 0-30454

Enviro Technologies U.S., Inc.
(Exact name of registrant as specified in its charter)

FLORIDA	82-0266517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

408 State Hwy 135N, Kilgore, Texas 75662
(Address of principal executive offices) (Zip Code)

903-392-0948
(Registrant’s telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: November 14, 2022, we had 18,567,083 shares of our Common Stock outstanding.

i

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

●	Financial risks, including:

●	our ability to continue as a going concern;

●	our ability to generate additional revenues and report profitable operations;

●	our ability to pay our operating expenses; and

●	our ability to raise working capital.

●	Business risks, including:

●	We have incurred significant losses since inception, we may continue to incur losses and negative cash flows in the future;

●	We derive a significant portion of our revenue from a small number of customers, and the loss of one of these customers, or a reduction in their demand for our services, could adversely affect our business, financial condition, results of operations and prospects;

●	Our future cash flows and results of operations, are highly dependent on our ability to efficiently develop our current customers as well as find or acquire additional customers;

●	Our future operating results are dependent on oil and gas prices that are highly volatile, and even if the current high oil prices continue, other aspects of our business such as transportation may be adversely affected, therefore reducing or eliminating the potential benefits;

●	Future approval by the Securities and Exchange Commission (the “SEC”) of its climate change rules and continued focus on environmental, social and governance (“ESG”) regulation and sustainability initiatives, which would have the effect of reducing demand for fossil fuels and negatively impact our operating results, stock price and ability to access capital markets;

●	Potential future changes in the regulation of hydraulic fracturing could materially adversely affect our transportation business;

●	A potential inability to retain and attract qualified drivers, including owner-operators, subjects us to risks;

●	We are subject to the potential risk that the drivers who we rely upon in our transportation business will be classified as employees rather than independent contractors; and

●	The majority of our accounts receivable and revenues are derived from a very limited number of customers, and any loss of these customers or reduction in work orders from them would materially adversely affect us.

●	Risks related to our common stock, including:

●	dilution to our shareholders in the event of the conversion of our outstanding convertible debt;

●	the illiquid nature of the market for our common stock; and

●	the impact of penny stock rules on our shareholders.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the “Risk Factors” contained herein. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

ii

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “EVTN,” the “Company,” “we,” “our,” “us,” and similar terms refers to Enviro Technologies U.S., Inc., a Florida corporation, and our subsidiaries. In addition, “second quarter of 2022” refers to the three months ended September 30, 2022 and “second quarter of 2021” refers to the three months ended September 30, 2021. We maintain a corporate website at www.evtn.com and www.wolf-energy.com. Unless specifically set forth to the contrary, the information which appears on our website at www.evtn.com and www.wolf-energy.com is not part of this report.

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ENVIRO TECHNOLOGIES U.S., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2022 (UNAUDITED) AND MARCH 31, 2022

	SEPTEMBER 30,	MARCH 31,
	2022	2022
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$430,664	$99,452
Accounts receivable	189,368	164,388
Prepaid expenses and other current assets	1,468,926	382,373
Current assets of discontinued operations	139,221	-

Total current assets	2,228,179	646,213

NON-CURRENT ASSETS:
Property and equipment, net	1,143,026	2,506,738
Right of use asset - operating lease	27,959	64,094
Right of use asset - financing lease	-	301,126
Intangible assets, net	1,587,844	1,716,331
Goodwill	-	4,900,873
Non-current assets of discontinued operations	25,459	-

Total non-current assets	2,784,288	9,489,162

TOTAL ASSETS	$5,012,467	$10,135,375

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$117,923	$373,697
Accrued liabilities	1,932,819	1,116,698
Due to Ecoark Holdings	-	8,777,545
Notes payable	1,044,565	-
Current portion of long-term debt	-	572,644
Current portion of lease liability - operating lease	19,266	45,004
Current portion of lease liability - financing lease	-	145,174
Current liabilities of discontinued operations	353,742	-

Total current liabilities	3,468,315	11,030,762

NON-CURRENT LIABILITIES
Lease liability - operating lease, net of current portion	8,693	22,519
Lease liability - financing lease, net of current portion	-	149,884
Long-term debt, net of current portion	-	67,511
Non-current liabilities of discontinued operations	150,000	-

Total non-current liabilities	158,693	239,914

Total Liabilities	3,627,008	11,270,676

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 7,250,000 shares authorized and none issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized and 18,567,083 and 12,996,958 shares issued and outstanding	18,567	12,997
Additional paid in capital	9,949,119	1,610,475
Accumulated deficit	(8,582,227)	(2,758,773)

Total stockholders’ equity (deficit)	1,385,459	(1,135,301)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,012,467	$10,135,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVIRO TECHNOLOGIES U.S., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX AND THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	SIX MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$10,271,113	$9,798,044	$4,852,458	$4,641,831
COST OF REVENUES	8,287,616	6,699,325	3,775,367	3,139,478
GROSS PROFIT	1,983,497	3,098,719	1,077,091	1,502,353

OPERATING EXPENSES
Salaries and salaries related costs	538,869	1,358,610	277,048	1,039,711
Professional and consulting fees	9,060	171,677	7,560	171,677
Selling, general and administrative costs	2,407,693	3,280,047	1,197,968	1,615,681
Depreciation, amortization, and impairment	3,836,409	392,526	3,723,580	196,264

Total operating expenses	6,792,031	5,202,860	5,206,156	3,023,333

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSE)	(4,808,534)	(2,104,141)	(4,129,065)	(1,520,980)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	-	2,157,839	-	620,474
Loss on disposal of fixed assets	(950,024)	-	-	-
Interest expense, net of interest income	(15,424)	(339,125)	(8,146)	(324,848)
Total other income	(965,448)	1,818,714	(8,146)	295,626

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(5,773,982)	(285,427)	(4,137,211)	(1,225,354)

DISCONTINUED OPERATIONS:
(Loss) from discontinued operations	(49,472)	-	(49,472)	-
Gain on disposal of discontinued operations	-	-	-	-
Total discontinued operations	(49,472)	-	(49,472)	-

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(5,823,454)	(285,427)	(4,186,683)	(1,225,354)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(5,823,454)	$(285,427)	$(4,186,683)	$(1,225,354)

NET LOSS PER SHARE
Continuing operations	$(0.42)	$(0.02)	$(0.29)	$(0.09)
Discontinued operations	(0.01)	-	-	-
NET LOSS PER SHARE	$(0.43)	$(0.02)	$(0.29)	$(0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING	13,666,591	12,996,958	14,328,944	12,996,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVIRO TECHNOLOGIES U.S., INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - March 31, 2021	-	$-	12,996,958	$12,997	$4,564,917	$(7,564,815)	$(2,986,901)

Cost allocations from Ecoark Holdings	-	-	-	-	(974,485)	-	(974,485)
Net income for the period	-	-	-	-	-	939,927	939,927

Balance - June 30, 2021	-	-	12,996,958	12,997	3,590,432	(6,624,888)	(3,021,459)

Cost allocations from Ecoark Holdings	-	-	-	-	863,562	-	863,562
Net loss for the period	-	-	-	-	-	(1,225,354)	(1,225,354)

Balance - September 30, 2021	-	$-	12,996,958	$12,997	$4,453,994	$(7,850,242)	$(3,383,251)

Balance - March 31, 2022	-	$-	12,996,958	$12,997	$1,610,475	$(2,758,773)	$(1,135,301)

Net loss for the period	-	-	-	-	-	(1,636,771)	(1,636,771)

Balance - June 30, 2022	-	-	12,996,958	12,997	1,610,475	(4,395,544)	(2,772,072)

Acquisition of Banner	-	-	5,570,125	5,570	8,338,644	(349,764)	7,994,450

Net loss for the period	-	-	-	-	-	(3,836,919)	(3,836,919)

Balance - September 30, 2022	-	$-	18,567,083	$18,567	$9,949,119	$(8,582,227)	$1,385,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVIRO TECHNOLOGIES U.S., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	SEPTEMBER 30,
	2022	2021
	(unaudited)	(unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(5,823,454)	$(285,427)

Adjustments to reconcile net loss to net cash provided by operating activities
Home office allocation	-	(110,923)
Depreciation, amortization, and impairment	3,836,409	392,526
Loss on disposal of fixed assets	950,024	-
Changes in assets and liabilities
Accounts receivable	(24,980)	35,878
Prepaid expenses and other current assets	(1,086,553)	(693,325)
Amortization of right of use asset - operating leases	36,135	39,766
Amortization of right of use asset - financing leases	40,035	71,340
Due to Ecoark Holdings	2,183,791	2,591,151
Interest on lease liability - financing leases	-	(5,968)
Operating lease expense	(39,564)	(43,259)
Accrued payable and accrued liabilities	560,347	99,363
Total adjustments	6,455,644	2,376,549
Net cash (used in) provided by operating activities of continuing operations	632,190	2,091,122
Net cash provided by operating activities of discontinued operations	359,252	-
Net cash provided by operating activities	991,442	2,091,122
CASH FLOWS FROM INVESTING ACTIVITES
Proceeds from the sale of fixed assets	580,000	-
Purchase of fixed assets	(261,090)	-
Net cash provided by investing activities of continuing operations	318,910	-
Net cash provided by investing activities of discontinued operations	131,453	-
Net cash provided by investing activities	450,363	-
CASH FLOWS FROM FINANCING ACTIVITES
Reduction of finance lease liability	(33,967)	(63,966)
Repayments of long-term debt	(640,155)	(927,573)
Repayment of related party debt	-	(250,000)
Net cash (used in) financing activities of continuing operations	(674,122)	(1,241,539)
Net cash (used in) financing activities of discontinued operations	(436,471)	-
Net cash (used in) financing activities	(1,110,593)	(1,241,539)

NET INCREASE IN CASH	331,212	849,583

CASH - BEGINNING OF PERIOD	99,452	295,416

CASH - END OF PERIOD	$430,664	$1,144,999

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense	$8,685	$-
Cash paid for income taxes	$-	$-
SUMMARY OF NON-CASH ACTIVITIES:
Conversion of notes and accrued payroll to notes payable	$1,044,565	$-
Contribution by Ecoark Holdings	$10,961,335	$-
Net assets acquired from Enviro Technologies U.S. Inc	$1,329,392	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVIRO TECHNOLOGIES U.S., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022 AND 2021

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Enviro Technologies U.S., Inc., a Florida corporation (the “Company”), prior to September 7, 2022 was a manufacturer and provider of environmental and industrial operation technology. The Company had developed, manufactured, and sold the V-Inline Separator, a technology that efficiently separates liquid/liquid, liquid/solid or liquid/liquid/solid fluid streams with distinct specific gravities. Current and potential commercial applications and markets included mining, utilities, manufacturing, waste-to-energy among other industries.

The Company had one subsidiary, Florida Precision Aerospace, Inc., a Florida corporation (“FPA”) prior to the closing of the Exchange (defined below).

On August 23, 2022 Ecoark Holdings, Inc., a Nevada corporation (“Ecoark” or “Ecoark Holdings”) and Banner Midstream Corp. (“Banner” or “Banner Midstream”) entered into a Share Exchange Agreement (the “Agreement”) with the Company. The Agreement provided that, upon the terms and subject to the conditions set forth therein, Ecoark shall acquire 12,996,958 shares of the Company’s common stock in exchange for all the capital stock of Banner owned by Ecoark, which represents 100% of the issued and outstanding shares of the Company (the “Exchange”). Upon closing of the Agreement, Banner will continue as a wholly-owned subsidiary of the Company. On September 7, 2022, the Exchange was completed, and Banner became a wholly owned subsidiary of the Company via a reverse merger. As a result, the historical financial information of the company is that of Banner.

Banner was organized under the name Pinnacle Frac Holdings Corp, under the laws of the State of Delaware on April 2, 2018. Pinnacle Frac Holdings Corp was renamed Banner Midstream Corp on December 6, 2018.

Banner Midstream established Pinnacle Frac Sales & Service LLC dba Capstone Equipment Leasing (“Capstone”) as a limited liability company pursuant to the laws of the State of Texas on May 23, 2018, with the Company having ownership of one hundred percent of the issued and outstanding membership interests of Capstone. Capstone is currently structured as a wholly owned subsidiary of the Company. Pinnacle Frac Sales & Service LLC was renamed Capstone Equipment Leasing, LLC by the Office of the Secretary of State of Texas on October 4, 2018. Capstone commenced operations in October 2018 and is engaged in the business of procuring and financing equipment to various oilfield transportation services contractors (“owner-operators”).

Banner Midstream has two active operating subsidiaries: Pinnacle Frac Transport LLC (“Pinnacle Frac”), and Capstone Equipment Leasing LLC (“Capstone”).

Pinnacle Frac provides transportation of frac sand and logistics services to major hydraulic fracturing and drilling operations. Capstone procures and finances equipment to oilfield transportation service contractors. These two operating subsidiaries of Banner Midstream are revenue producing entities.

In September 2022, the Company’s Board of Directors and management determined that the FPA business will be sold. As this determination represents a strategic shift that will have a major effect on the Company’s operations and financial results, in accordance with ASC 205-20-45-1E, the Company has reclassified FPA’s assets and liabilities as held for sale and presented the results of operations of FPA as discontinued operations, and when FPA is sold, will recognize a gain or loss on disposal.

On September 22, 2022, the Board of Directors approved a change to the Company’s fiscal year from December 31 to March 31, as a result of the Exchange to conform the Company’s year end to Banner’s year end.

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB).

All adjustments considered necessary for a fair presentation have been included. These adjustments consist of normal and recurring accruals, as well as non-recurring charges.

As the acquisition of Banner resulted in the owner of Banner gaining control over the combined entity after the transaction, and the shareholders of the Company continuing only as passive investors, the transaction was not considered a business combination under the ASC. Instead, this transaction was considered to be a capital transaction of the legal acquiree (Banner) and was equivalent to the issuance of shares by Banner for the net monetary assets of the Company accompanied by a recapitalization. As a result, the historical balances represent Banner. See Note 2, “Reverse Merger”.

The condensed consolidated financial statements, and the accompanying notes, are prepared in accordance with GAAP and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as well as the Banner audited financial statements that are reflected in Form 8-K/A filed by the Company on October 31, 2022. Therefore, the interim condensed consolidated financial statements should be read in conjunction with those reports. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year due to various factors.

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, all of which have a year end of March 31. All intercompany accounts, balances and transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, management’s estimate of provisions required for uncollectible accounts receivable, impaired value of equipment and intangible assets, liabilities to accrue, cost incurred in the satisfaction of performance obligations, permanent and temporary differences related to income taxes, to present these consolidated financial statements on a standalone basis and determination of the fair value of stock awards.

Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer

●	Step 2: Identify the performance obligations in the contract

●	Step 3: Determine the transaction price

●	Step 4: Allocate the transaction price to the performance obligations in the contract

●	Step 5: Recognize revenue when the Company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all the following:

●	Variable consideration

●	Constraining estimates of variable consideration

●	The existence of a significant financing component in the contract

●	Noncash consideration

●	Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The standalone selling price is the price at which the Company would sell a promised service separately to a customer. The relative selling price for each performance obligation is estimated using observable objective evidence if it is available. If observable objective evidence is not available, the Company uses its best estimate of the selling price for the promised service. In instances where the Company does not sell a service separately, establishing standalone selling price requires significant judgment. The Company estimates the standalone selling price by considering available information, prioritizing observable inputs such as historical sales, internally approved pricing guidelines and objectives, and the underlying cost of delivering the performance obligation. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

Management judgment is required when determining the following: when variable consideration is no longer probable of significant reversal (and hence can be included in revenue); whether certain revenue should be presented gross or net of certain related costs; when a promised service transfers to the customer; and the applicable method of measuring progress for services transferred to the customer over time.

The Company recognizes revenue upon satisfaction of its performance obligation at either a point in time or over time in accordance with ASC 606-10-25.

The Company accounts for incremental costs of obtaining a contract with a customer and contract fulfilment costs in accordance with ASC 340-40, Other Assets and Deferred Costs. These costs should be capitalized and amortized as the performance obligation is satisfied if certain criteria are met. The Company elected the practical expedient, to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that would otherwise have been recognized is one year or less, and expenses certain costs to obtain contracts when applicable. The Company recognizes an asset from the costs to fulfill a contract only if the costs relate directly to a contract, the costs generate or enhance resources that will be used in satisfying a performance obligation in the future and the costs are expected to be recovered. The Company recognizes the cost of sales of a contract as expense when incurred or when a performance obligation is satisfied. The incremental costs of obtaining a contract are capitalized unless the costs would have been incurred regardless of whether the contract was obtained, are not considered recoverable, or the practical expedient applies.

The Company recognizes revenue for their proportionate share of revenue when: (i) the Company receives notification of the successful delivery of a load of frac sand or other material to a buyer; (ii) the buyer will provide a fixed price based on distance between origination and destination point; and (iii) cash is received within one business day from the factoring agent.

Cost of sales for Banner includes all direct expenses incurred to produce the revenue for the period. This includes, but is not limited to, direct employee labor, direct contract labor and fuel.

Revenue under master service agreements is recorded upon the performance obligation being satisfied. Typically, the satisfaction of the performance obligation occurs upon the frac sand load being delivered to the customer site and this load being successfully invoiced and accepted by the Company’s factoring agent.

Accounts Receivable and Concentration of Credit Risk

The Company considers accounts receivable, net of allowance for doubtful accounts, to be fully collectible. The allowance is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses, credit insurance and economic conditions. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized, however credit insurance is obtained for some customers. Past-due status is based on contractual terms.

For Banner, accounts receivable is comprised of unsecured amounts due from customers that have been conveyed to a factoring agent for both with and without recourse. Banner receives an advance from the factoring agent of 98% of the amount invoiced to the customer within one business day. The Company recognizes revenue for 100% of the gross amount invoiced, records an expense for the 2% finance charge by the factoring agent, and realizes cash for the 98% net proceeds received.

Fair Value Measurements

ASC 820 Fair Value Measurements defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosure about fair value measurements. ASC 820 classifies these inputs into the following hierarchy:

Level 1 inputs: Quoted prices for identical instruments in active markets.

Level 2 inputs: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 inputs: Instruments with primarily unobservable value drivers.

The carrying values of the Company’s financial instruments such as cash, accounts payable, and accrued expenses approximate their respective fair values because of the short-term nature of those financial instruments.

Impairment of Long-lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Earnings (Loss) Per Share of Common Stock

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share (“EPS”) include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and warrants. The Company as of and for the six months ended September 30, 2022 and 2021 had no common stock equivalents.

Recently Issued Accounting Standards

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Liquidity

For the six months ended September 30, 2022 and 2021, the Company had a net loss from continuing operations of ($5,823,454) and ($285,427), respectively, has a working capital deficit of $1,240,136 and $10,384,549 as of September 30, 2022 and March 31, 2022, and has an accumulated deficit as of September 30, 2022 of $(8,582,227). As of September 30, 2022, the Company has $430,664 in cash and cash equivalents.

Banner has historically relied on Ecoark to provide the necessary capital to sustain its operations. The Company has included cost allocations as noted herein to reflect the operations as if they were a standalone entity.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period. The financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties.

The Company plans include the raising of capital through a potential offering.

Impact of COVID-19

COVID-19 may continue to affect the economy and the industries in which we operate, depending on the vaccine and booster rollouts and the emergence of virus mutations.

COVID-19 did not have a material effect on the Statements of Operations or the Balance Sheets for the six months ended September 30, 2022 and 2021.

COVID-19 has contributed to the supply chain disruptions, which have not yet had a material effect for the Company. The Company will continue to monitor the supply chain shortages affecting the world.

Because the federal government and some state and local authorities are reacting to the variants of COVID-19, it is creating uncertainty on whether these actions could disrupt the operation of the Company’s business and have an adverse effect on the Company. The extent to which the COVID-19 outbreak may impact the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

NOTE 2: REVERSE MERGER

The acquisition of Banner was considered a reverse merger. In accordance with ASC 805-40-45-1, the consolidated financial statements prepared following a reverse acquisition are issued under the name of the legal parent (Enviro Technologies U.S., Inc.) but described in the notes to the financial statements as a continuation of the financial statements of the legal subsidiary (Banner), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent. Comparative information presented in the consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent.

Under ASC 805-40-45-2, the consolidated financial statements represent the continuation of the legal subsidiary except for the capital structure, as follows:

(a)	The assets and liabilities of the legal subsidiary recognized and measured at their precombination carrying amounts;

(b)	The assets and liabilities of the legal parent recognized and measured in accordance with the guidance in this topic applicable to business combinations (ASC 805);

(c)	The retained earnings and other equity balances of the legal subsidiary before the business combination;

(d)	The amount recognized as issued equity interests in the consolidated financial statements determined by adding the issued equity interest of the legal subsidiary outstanding immediately before the business combination to the fair value of the legal parent determined in accordance with the guidance in ASC 805 applicable to business combinations. However, the equity structure reflects the equity structure of the legal parent, including the equity interests the legal parent issued to affect the combination. Accordingly, the equity structure of the legal subsidiary is restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent issued in the reverse acquisition.

The Company acquired Banner for 12,996,958 shares of common stock valued at $5,328,753.

On September 7, 2022, the Company completed its acquisition of Banner. As a result of the Exchange, 100% of the outstanding shares of common stock of Banner were acquired by the Company and Banner is now a wholly owned subsidiary of the Company. In accordance with the terms of the Exchange, at the effective time of the Exchange, each outstanding share of the common stock of Banner was acquired by the Company in consideration of 12,996,958 shares of Common Stock of the Company. This exchange of shares and the resulting controlling ownership of Banner constitutes a reverse acquisition resulting in a recapitalization of Banner and purchase accounting being applied to Enviro Technologies U.S., Inc. under ASC 805 due to Banner being the accounting acquirer and Enviro Technologies U.S., Inc. being deemed an acquired business. This requires financial reporting from the Exchange close date forward to reflect only the historic consolidated results of Banner and to include the consolidated results for Enviro Technologies U.S., Inc. from September 7, 2022 forward.

The primary reason Banner consummated the Exchange with Enviro Technologies U.S., Inc. was the opportunity for the Banner subsidiary previously wholly owned by Ecoark to immediately become a standalone public company without the process of doing its own initial public offering, affording it the opportunity to more quickly raise capital. Following the closing of the Exchange and during the quarterly period ended September 30, 2022, management of the Company determined to discontinue the historical and existing business of Enviro Technologies U.S., Inc.

The estimated allocation of the purchase price of the assets acquired and liabilities assumed for the acquisition by Banner of Enviro Technologies U.S., Inc. via the reverse acquisition:

Purchase Price Allocation of Enviro Technologies U.S., Inc.

Current assets	$124,760
Fixed assets	6,912
Right of use assets	128,755
Other non-current assets	10,000
Notes payable	(436,471)
Lease liabilities	(128,755)
Accounts payable and accrued expenses	(1,034,594)
Goodwill	3,613,144

Purchase price	$2,283,751

This allocation is based on management’s estimated fair value of the Enviro Technologies U.S., Inc. assets and liabilities at September 7, 2022. Enviro Technologies U.S., Inc.’s net liabilities were derived from a total value of $2,283,751, based on 5,570,125 shares of common stock on September 7, 2022 and the price of $0.41 per share which was a price on September 6, 2022. The Company impaired the goodwill effective with the Exchange on September 7, 2022, as they had decided at that time to sell the FPA business.

The following pro forma balance sheet reflects the details of the March 31, 2022 consolidated balance sheet as presented in the Company’s financial statements as a result of the reverse merger.

PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2022

	Historical
	Enviro	Banner	Other	Other
	Technologies	Midstream	Transaction	Transaction
	U.S., Inc.	Corp.	Adjustments	Adjustments	Pro Forma
ASSETS			(1)	(2)

CURRENT ASSETS
Cash	$10,879	$99,452	$-	$(10,879)	$99,452
Accounts receivable	6,397	164,388	-	(6,397)	164,388
Prepaid expenses and other current assets	2,679	382,373	-	(2,679)	382,373
Inventory	114,614	-	-	(114,614)	-
Current assets held for sale	-	-	-	-	-
Total current assets	134,569	646,213	-	(134,569)	646,213

NON-CURRENT ASSETS

Property and equipment, net	7,119	2,506,738	-	(7,119)	2,506,738
Intangible assets, net	-	1,716,331	-	-	1,716,331
Right of use asset - financing leases	-	301,126	-	-	301,126
Right of use asset - operating leases	141,388	64,094	-	(141,388)	64,094
Other assets	10,143	-	-	(10,143)	-
Goodwill	-	4,900,873	-	-	4,900,873
Non-current assets held for sale	-	-	-	-	-
Total non-current assets	158,650	9,489,162	-	(158,650)	9,489,162

TOTAL ASSETS	$293,219	$10,135,375	$-	$(293,219)	$10,135,375

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$358,859	$373,697	$-	$(358,859)	$373,697
Accrued expenses - related party	840,565	1,116,698	-	(840,565)	1,116,698
Current portion of lease liability - financing leases	-	145,174	-	-	145,174
Current portion of lease liability - operating leases	51,835	45,004	-	(51,835)	45,004
Current portion of long-term debt	-	572,644	-	-	572,644
Due to Ecoark Holdings	-	8,777,545	-	-	8,777,545
Loans payable, current portion	114,155	-	-	(114,155)	-
Loans payable - related parties	53,000	-	-	(53,000)	-
Current liabilities held for sale	-	-	-	-	-
Total current liabilities	1,418,414	11,030,762	-	(1,418,414)	11,030,762

NON-CURRENT LIABILITIES
Long-term debt, net of current portion	-	67,511	-	-	67,511
Loan payable, net of current portion	147,816	-	-	(147,816)	-
Lease liability - financing leases, net of current portion	-	149,884	-	-	149,884
Lease liability - operating leases, net of current portion	89,553	22,519	-	(89,553)	22,519
Non-current liabilities held for sale	-	-	-	-	-
	237,369	239,914	-	(237,369)	239,914

Total liabilities	1,655,783	11,270,676	-	(1,655,783)	11,270,676

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.001 par value	-	-	-	-	-
Common stock, $0.001 par value	5,571	557	6,868	-	12,996
Additional paid-in capital	15,390,553	1,622,915	(16,765,556)	1,362,564	1,610,476
Accumulated deficit	(16,758,688)	(2,758,773)	16,758,688	-	(2,758,773)
Total stockholders’ equity (deficit)	(1,362,564)	(1,135,301)	-	1,362,564	(1,135,301)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$293,219	$10,135,375	$-	$(293,219)	$10,135,375

Adjustments:	(1)	To reflect the retained earnings and other equity balances of Banner Midstream Corp., recombination with Enviro Technologies U.S., Inc.
	(2)	To reclassify assets held for sale of FPA.

The consolidated statements of operations and cash flows represent the operations of Banner for the six months ended September 30, 2022 and 2021 and include cost allocations from Banner’s former parent Ecoark as discussed below.

Cost Allocations

The accompanying consolidated financial statements and footnotes of Banner Midstream Corp. have been prepared in connection with the closing of the Exchange and have been derived from the consolidated financial statements and accounting records of Ecoark operated on a standalone basis during the periods presented and were prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements reflect allocations of certain Ecoark corporate, infrastructure and shared services expenses, including centralized research, legal, human resources, payroll, finance and accounting, employee benefits, real estate, insurance, information technology, telecommunications, treasury, and other income and expenses for interest expense on debt that portions were used for Banner Midstream, changes in derivative liabilities on the books of Ecoark for warrants granted in offerings of which proceeds went towards the operations of Banner Midstream, and conversions of debt. Where possible, these charges were allocated based on direct usage, with the remainder allocated on a pro rata basis of headcount, asset, or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the periods presented pursuant to SAB Topic 1.B.1. The allocations may not, however, reflect the expense the Company would have incurred as a standalone company for the periods presented. These costs also may not be indicative of the expenses that the Company will incur in the future or would have incurred if the Company had obtained these services from a third party.

Management believes the assumptions underlying our financial statements, including the assumptions regarding the allocation of general corporate expenses from Ecoark are reasonable. Nevertheless, our financial statements may not include all actual expenses and income that would have been incurred had we operated as a standalone company during the periods presented and may not reflect our results of operations, financial position and cash flows had we operated as a standalone company during the periods presented.

Actual costs that would have been incurred if we had operated as a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

NOTE 3: REVENUE

The Company recognizes revenue when it transfers promised services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those services.

The following table disaggregates the Company’s revenue by major source for the six months ended September 30:

	2022	2021
Revenue:
Transportation Services	$10,148,914	$9,615,861
Fuel Rebate	107,199	148,871
Equipment Rental and other	15,000	33,312
	$10,271,113	$9,798,044

There were no significant contract asset or contract liability balances for all periods presented. The Company elected the practical expedients in paragraphs 606-10-50-14 and 50-14A and does not disclose the amount of transaction price allocated to remaining performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed, or variable consideration related to future service periods.

Collections of the amounts billed are typically paid by the customers within 30 to 60 days.

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2022 and March 31, 2022, all of which was acquired from Banner in the Agreement on September 7, 2022. All property and equipment held prior to the Agreement has been reclassified to held for sale.

	September 30, 2022	March 31, 2022
	(unaudited)
Leasehold improvements	$-	$18,052
Machinery and equipment	2,430,814	3.333,045
Total property and equipment	2,430,814	3,351,097
Accumulated depreciation and impairment	(1,287,788)	(844,359)
Property and equipment, net	$1,143,026	$2,506,738

As of September 30, 2022, the Company performed an evaluation of the recoverability of these long-lived assets. The analysis resulted in no impairment as of related to these assets.

On April 1, 2021, the Company placed back in service equipment of $201,388 with accumulated depreciation of $7,484, which were part of discontinued operations related to Pinnacle Vac. These assets are equipment related to Capstone who is servicing the debt related to the assets.

In February 2022, the Company traded in a vehicle valued at $51,806 for a new vehicle valued at $91,132.

In May 2022, the Company sold $1,530,024 of fixed assets for $580,000.

Depreciation expense for the six and three months ended September 30, 2022 and 2021:

	Six Months Ended September 30,
	2022	2021
	(unaudited)	(unaudited)

Depreciation expense	$94,779	$218,119

	Three Months Ended September 30,
	2022	2021
	(unaudited)	(unaudited)
Depreciation expense	$45,793	$111,559

NOTE 5: INTANGIBLE ASSETS

Intangible assets consisted of the following as of September 30, 2022 and March 31, 2022, all of which was acquired from Banner in the Agreement on September 7, 2022:

	September 30, 2022	March 31, 2022
	(unaudited)
Customer relationships	$2,100,000	$2,100,000
Non-compete agreements	250,000	250,000
Total intangible assets	2,350,000	2,350,000
Accumulated amortization and impairment	(762,156)	(633,669)
Intangible assets, net	$1,587,844	$1,716,331

In the acquisition of Banner Midstream, by Ecoark Holdings, the intangible assets acquired consisted of customer relationships and non-compete agreements valued at $2,350,000. The estimated useful lives of the customer relationships are ten years based on the estimated cash flows from those customer contracts, and the estimated useful lives of the non-compete agreement is five years amortized over a straight-line method. As of September 7, 2022, $1,604,262 in total was acquired from Banner Midstream.

Management determined that upon the acquisition by the Company, these assets would continue to be amortized as there have been no changes or evidence of impairment.

Amortization expense for the six and three months ended September 30, 2022 and 2021:

	Six Months Ended September 30,
	2022	2021
	(unaudited)	(unaudited)
Amortization expense	$128,487	$174,408

	Three Months Ended September 30,
	2022	2021
	(unaudited)	(unaudited)
Amortization expense	$64,243	$87,204

The following is the future amortization of the intangibles as of September 30:

2023	$261,233
2024	263,531
2025	240,691
2026	210,034
2027	201,968
Thereafter	410,387
$1,587,844

NOTE 6: ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2022	March 31, 2022
	(unaudited)
Insurance	$1,228,324	$343,726
Compensation	627,442	245,179
Taxes	45,528	85,000
Interest	6,525	-
Professional fees and consulting costs	25,000	442,793
Total	$1,932,819	$1,116,698

NOTE 7: LONG-TERM DEBT

Long-term debt consisted of the following as of September 30, 2022 and March 31, 2022. All of the long-term debt (a – e) in the chart below was repaid by Banner prior to the acquisition by the Company on September 7, 2022. For a full description of the debt, see the Ecoark Holdings SEC Form 10-K filed on July 7, 2022.

	September 30, 2022	March 31, 2022
	(unaudited)

Note payable – Alliance Bank (a)	$-	$236,755
Commercial loan – Firstar Bank (b)	-	245,217
Auto loan 1 – Firstar Bank (c)	-	16,839
Auto loan 4 – Ally Bank (d)	-	23,012
Tractor loan 6 – Tab Bank (e)	-	118,332
Total long-term debt	-	640,155
Less: current portion	-	(572,644)
Long-term debt, net of current portion	$-	$67,511

Interest expense on long-term debt during the six months ended September 30, 2022 and 2021 are $15,424 and $38,562, respectively.

FPA entered into a Payroll Protection Plan (PPP) loan with Bank of America and an EIDL loan with the Small Business Administration dated May 4, 2020 and June 23, 2020, respectively in the amounts of $111,971 and $150,000, respectively.

These loans are reflected in current and long-term liabilities held for sale as of September 30, 2022.

NOTE 8: NOTES PAYABLE

On August 23, 2022, prior to the closing of the Exchange, the Company had been advanced certain amounts by the former directors/management and the former directors/management had converted accrued compensation to both convertible and non-convertible promissory notes as reflected below.

	September 30, 2022	March 31, 2022
	(unaudited)

Unsecured Convertible Promissory Note (a)	$815,565	$-
Unsecured Convertible Promissory Note (b)	90,000	-
Unsecured Promissory Note (c)	139,000	-
Total notes payable	1,044,565	-
Less: current portion	(1,044,565)	-
Notes payable, net of current portion	$-	$-

(a)	Unsecured Convertible Promissory Note entered into on August 23, 2022 accruing interest at the rate of 6% per annum payable monthly, maturing August 23, 2023. The note is convertible into shares of the Company’s common stock at a price of $0.06 per share, which was the closing price of the common stock on the date the note was entered into. The note is with the former CEO of the Company.

(b)	Unsecured Convertible Promissory Note entered into on August 23, 2022 accruing interest at the rate of 6% per annum payable monthly, maturing August 23, 2023. The note is convertible into shares of the Company’s common stock at a price of $0.06 per share, which was the closing price of the common stock on the date the note was entered into. The note is with a former director of the Company.

(c)	Unsecured Promissory Note entered into on August 23, 2022 accruing interest at the rate of 6% per annum payable monthly, maturing August 23, 2023. The note is with the former CEO of the Company.

Interest expense on the notes payable during the six months ended September 30, 2022 and 2021 are $6,525 and $0, respectively, and $6,525 and $0 for the three months ended September 30, 2022 and 2021, respectively.

NOTE 9: STOCKHOLDERS’ EQUITY (DEFICIT)

The Company has 7,250,000 shares of preferred stock and 250,000,000 shares of common stock authorized at $0.001 par value per share, and there were 18,567,083 and 12,996,958 common shares issued and outstanding at September 30, 2022 and March 31, 2022, respectively, and no shares of preferred stock issued and outstanding, respectively.

In September 2022, the Company issued 12,996,958 shares of common stock to acquire Banner per the Agreement. The shares were valued at $0.41 per share ($5,328,753) as that was the value per share of the common stock at closing.

There were no equity transactions for the six months ended September 30, 2021.

Stock Options

As of September 30, 2022, there remains 10,000 fully vested stock options that expire November 2023 at a $0.10 strike price. There is no stock-based compensation for the six-month and three-month periods ended September 30, 2022 and 2021. The intrinsic value of these options at September 30, 2022 is $2,300.

NOTE 10: CONCENTRATIONS

Customer Concentration. One customer, accounted for more than 10% of the accounts receivable balance at each of September 30, 2022 and March 31, 2022 for a total of 93% and 98% of accounts receivable, respectively. In addition, three and two customers represent approximately 81% and 98% of total revenues for the Company for the six months ended September 30, 2022 and 2021, respectively.

The Company occasionally maintains cash balances in excess of the FDIC insured limit. The Company does not consider this risk to be material.

NOTE 11: LEASES

The Company has adopted ASU No. 2016-02, Leases (Topic 842), as of April 1, 2019 and will account for their leases in terms of the right of use assets and offsetting lease liability obligations under this pronouncement. The Company recorded these leases at present value, in accordance with the standard, using a discount rate between 2.5% and 11.36%. The right of use asset is composed of the sum of all lease payments, at present value, and is amortized straight line over the life of the expected lease term. For the expected term of the lease the Company used the initial terms ranging between 42 and 60 months.

Upon the election by the Company to extend the lease for additional years, that election will be treated as a lease modification and the lease will be reviewed for re-measurement. The current right of use assets and lease liabilities were acquired by the Company on September 7, 2022 per the Agreement. All prior right of use assets and lease liabilities prior to this date are now reflected in assets and liabilities held for sale.

The Company has chosen to implement this standard using the modified retrospective model approach with a cumulative-effect adjustment, which does not require the Company to adjust the comparative periods presented when transitioning to the new guidance. The Company has also elected to utilize the transition related practical expedients permitted by the new standard. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a modified retrospective approach. Adoption of the new standard did not result in an adjustment to retained earnings for the Company.

As of September 30, 2022, the value of the unamortized lease right of use asset for the operating leases is $27,959 (through maturity in February 2024). As of September 30, 2022, the Company’s lease liability was $27,959 from operating leases.

Maturity of lease liability for the operating leases for the period ended September 30,
2023	$21,460
2024	$8,942
Imputed interest	$(2,443)
Total lease liability	$27,959

Disclosed as:
Current portion	$19,266
Non-current portion	$8,693

Amortization of the right of use asset for the period ended September 30,
2023	$19,266
2024	$8,693

Total	$27,959

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Six Months ended September 30, 2022	Six Months ended September 30, 2021
	(unaudited)	(unaudited)
Operating lease expense	$32,803	$32,803

	Three Months ended September 30, 2022	Three Months ended September 30, 2021
	(unaudited)	(unaudited)
Operating lease expense	$16,251	$16,251

NOTE 12: DISCONTINUED OPERATIONS

In September, 2022, the Company’s Board of Directors and management after the acquisition of Banner, determined that the FPA business will be sold. As this determination represents a strategic shift that will have a major effect on the Company’s operations and financial results, in accordance with ASC 205-20-45-1E, the Company has reclassified FPA’s assets and liabilities as held for sale and presented the results of operations of FPA as discontinued operations, and when FPA is sold, will recognize a gain or loss on disposal.

Current assets as of September 30, 2022 and March 31, 2022 – Discontinued Operations:

	September 30, 2022	March 31, 2022
Cash	$15,628	$-
Accounts receivable	22,528	-
Inventory	93,065	-
Prepaid expenses	8,000	-
	$139,221	$-

Non-current assets as of September 30, 2022 and March 31, 2022 Discontinued Operations:

	September 30, 2022	March 31, 2022
Other assets	$10,000	$-
Property and equipment, net	6,913	-
Right of use asset – operating leases	8,546	-
	$25,459	$-

Current liabilities as of September 30, 2022 and March 31, 2022 –Discontinued Operations:

	September 30, 2022	March 31, 2022
Accounts payable and accrued expenses	$233,225	$-
Current portion of long-term debt	111,971	-
Current portion of lease liability – operating leases	8,546	-
	$353,742	$-

Non-current liabilities as of September 30, 2022 and March 31, 2022 –Discontinued Operations:

	September 30, 2022	March 31, 2022
Long-term debt	$150,000	$-

	$150,000	$-

The Company reclassified the following operations to discontinued operations for the six and three months ended September 30, 2022 and 2021, respectively.

	2022	2021
Revenue	$6,000	$-
Operating expenses	53,608	-
Other (income) loss	1,864)	-
Net loss from discontinued operations	$(49,472)	$-

NOTE 13: SUBSEQUENT EVENTS

There have been no subsequent events to September 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations for the three and six months ending September 30, 2022 and 2021 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Statement Regarding Forward Looking Information in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Effective September 7, 2022 (the “Closing Date”) the Company completed a Share Exchange Agreement (the “Closing”) with Banner Midstream Corp., a Delaware corporation (“Banner Midstream”) and Ecoark Holdings, Inc., a Nevada corporation (“Ecoark”) and the sole shareholder of Banner Midstream (the “Agreement”). On the Closing Date Enviro acquired 100% of the issued and outstanding shares of Banner Midstream in exchange for 12,996,958 shares of the Company’s common stock (the “Exchange”). Effective on the Closing Date, Banner Midstream is a wholly-owned subsidiary of the Company. Immediately following the Closing, Ecoark owns approximately 70% of the issued and outstanding shares of Enviro common stock. Ecoark is quoted on the Nasdaq Capital Market under the symbol “ZEST”. At the Closing Jimmy R. Galla was appointed Chief Executive Officer and Chief Financial Officer of the Company. Following the Closing, Raynard Veldman and John A. DiBella resigned as directors of the Company and John A. DiBella resigned as Chief Executive Officer and Chief Financial Officer of the Company. Mr. DiBella continues to serve as the sole officer of Florida Precision Aerospace, Inc., a wholly owned subsidiary of the Company (“FPA”).

The Exchange was accounted for as a reverse acquisition. No cash was paid relating to the acquisition. As the acquisition of Banner Midstream resulted in the owners of Banner Midstream gaining control over the combined entity after the transaction, and the shareholders of the Company continuing only as passive investors, the transaction was not considered a business combination under ASC 805. Instead, this transaction was considered to be a capital transaction of the legal acquiree (Banner Midstream) and was equivalent to the issuance of shares by Banner Midstream for the net monetary assets of the Company accompanied by a recapitalization. As a result, the financial information in this report is that of Banner Midstream.

Pursuant to the Closing, the Company changed its fiscal year to March 31 from December 31 as March 31 was the year end for Banner Midstream. In September 2022, following the Closing, management of the Company determined to reclassify to discontinued operations the activity related to FPA.

Banner Midstream has two operating subsidiaries: Pinnacle Frac Transport LLC (“Pinnacle Frac”) and Capstone Equipment Leasing LLC (“Capstone”). Pinnacle Frac provides transportation of frac sand and logistics services to major hydraulic fracturing and drilling operations. Capstone procures and finances equipment to oilfield transportation service contractors.

Pinnacle Frac provides transportation of frac sand and logistics services to major hydraulic fracturing and drilling operations. Its transportation services entail using third party drivers who assist in transporting sand and related materials to customers’ locations for the customers’ hydraulic fracturing, or fracking. The logistics services Pinnacle Frac provides for its customers’ fracking and drilling enterprises, include the operation of a 24/7 dispatch service center based in Texas through which Banner Midstream dispatches the trucks for hauling frac sand and related equipment. Pinnacle Frac uses independent third-party owner-operators of trucks to service its customers in their fracking operations by transporting materials, mainly frac sand. Its transportation and logistics services operations are primarily centered in the Southern United States, although Banner Midstream also occasionally services fracking operations in the Northeastern United States.

Pinnacle Frac uses a third party’s licensed software known as “Sandbox” to monitor and execute its transportation and logistics operations. Use of this service offers the following benefits for customers and other industry participants: reduced road traffic; reduced personnel on frac site; and eliminate silica dust particles.

By operating a call center and using specialized licensed software to meet customers’ demand for timely delivery and movement of fracking materials, Pinnacle Frac facilitates customers’ fracking operations through the life cycle of the drilling process.

Hydraulic fracturing, or fracking, is a process that creates fractures extending from the well bore into the rock formation to enable natural gas or oil contained in the rock to move more easily from the rock pores to a production conduit, or an opening at the surface designed to allow for extraction of the energy resource. The hydraulic fracturing technique is used to enable the extraction of natural gas or oil from shale and other forms of “tight” rock, or in other words, impermeable rock formations that lock in oil and gas and make fossil fuel production difficult. The process entails blasting water, chemicals, and sand into these formations at pressures high enough to crack the rock in which the targeted resources is embedded, allowing the once-trapped gas and oil to flow to the surface.

Because the process is highly reliant on an ample supply of sand and other materials, Pinnacle Frac capitalizes on this demand by helping its customers timely supply the materials to the drilling site in sufficient quantities to complete the process. Banner Midstream’s customers consist of oil and gas drilling to which Banner Midstream may be the prime contractor, and third party contractors assisting with another party’s drilling operation for which Banner Midstream serves as the subcontractor.

Due to concerns surrounding health, safety and environmental, or HSE, impacts of hydraulic fracturing, Pinnacle Frac takes an active role in assessing occupational risk and finding methods to better manage these issues. To further these efforts, Banner Midstream has implemented an HSE program which consists of the following key features aimed at avoiding, preventing, detecting and mitigating certain hazards that are inherent in operating as a participant in the hydraulic fracturing field: Jobs Safety Analysis (JSA) Program; Near-Miss Reporting System; and Accident Reporting System.

All programs are designed with the purpose of mitigating the risk of future safety incidents, while also ensuring that when rare instances occur when a safety incident does occur, that Banner Midstream has a plan to address in a consistent, formal manner to ensure the utmost safety for its employees and contractors. To enhance safety, each of Pinnacle Frac employee and contractor are put through a safety program to meet the needs of its customers while maintaining adequate safety protocols. Through this system, workers gain knowledge of how to maintain optimum work conditions and be prepared for the variety of potential challenges that may arise. Pinnacle Frac monitors performance under its HSE program throughout the year to evaluate its goals are being met or address any concerns in this regard should they arise.

Going Concern

For the six months ended September 30, 2022 and 2021, the Company had a net loss from continuing operations of ($5,823,454) and ($285,427), respectively, has a working capital deficit of $1,240,136 and $10,384,549 as of September 30, 2022 and March 31, 2022, and has an accumulated deficit as of September 30, 2022 of $(8,582,227). The report of our independent registered public accounting firm on our consolidated financial statements for the year ended March 31, 2022 filed as an exhibit to the Company’s Amendment No. 1 to Form 8-K filed on October 31, 2022 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our working capital deficit, accumulated deficit and negative cash flows from operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

RESULTS OF OPERATIONS FOR CONTINUING OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Revenue

The following table shows revenues for the six months ended September 30, 2022 and 2021:

	Six Months Ended September 30,
	2022	2021
Revenue from continuing operations:
Transportation Services	$10,148,914	$9,615,861
Fuel Rebate	107,199	148,871
Equipment Rental and Other	15,000	33,312
Total	$10,271,113	$9,798,044

Revenues for the six months ended September 30, 2022 were $10,271,113 as compared to $9,798,044 for the six months ended September 30, 2021. Increase of 4.8% due to an increase in load counts and higher fuel surcharges.

Cost of Revenues and Gross Profit

The following table shows the costs of revenues for the six months ended September 30, 2022 and 2021:

	Six Months Ended September 30,
	2022	2021
Total	$8,287,616	$6,699,325

Cost of revenues for six months ended September 30, 2022 were $8,287,616 as compared to $6,699,325 for same period in prior year. Costs were higher primarily due to costs related to independent third-party owner-operator trucks, insurance, and higher fuel costs. These increased costs drove a decrease in gross profit margins to 19% in six months ended September 30, 2022 compared to 32% in six months ended September 30, 2021.

Operating Expenses

The following table shows operating expenses for the six months ended September 30, 2022 and 2021:

	Six Months Ended September 30,
	2022	2021
Operating Expenses:
Salaries and salary related costs	$538,869	$1,358,610
Professional and consulting fees	9,060	171,677
Selling, general and administrative	2,407,693	3,280,047
Depreciation, amortization, and impairment	3,836,409	392,526
Total	$6,792,031	$5,202,860

Total operating costs increased by approximately 31% for the six months ended September 30, 2022 compared to same period of prior year. The increase was primarily due to $3,613,144 impairment costs of goodwill on the effective date of the Exchange on September 7, 2022, offset by $872,354 lower SG&A costs primarily related to the home office allocations in prior year and none in current year and an $819,741 lower salary and salary related costs.

Selling, General and Administrative

The following table shows selling, general and administrative expenses for the six months ended September 30, 2022 and 2021:

	Six Months Ended September 30,
	2022	2021
Selling, General and Administrative Expenses:
Insurance	$1,180,834	$861,591
Equipment rental	278,990	159.513
Factoring expense	174,912	220,879
Repairs and maintenance	156,734	388,691
Rents	100,503	108,509
Taxes and licenses	73,997	157,877
Legal and professional	43,162	6,814
Home office allocation	-	992.955
Other	398,561	383,218
Total	$2,407,693	$3,280,047

Total SG&A costs decreased $872,354 from six months ended September 2021 primarily due to the home office allocations in prior year and none in current year.

Depreciation, Amortization, and Impairment

The following table shows depreciation, amortization, and impairment expenses for the six months ended September 30, 2022 and 2021:

	Six Months Ended September 30,
	2022	2021
Depreciation of frac sand transportation equipment	$94,779	$218,119
Amortization of intangible assets	128,486	174.408
Impairment of Goodwill	3,613,144	-
Total	$3,836,409	$392,527

Total depreciation, amortization, and impairment expense was $3,836,409 for the six months ended September 30, 2022, compared to $392,527 in same period last year. The change was primarily due to the sale of several trucks and trailers in our sand frac transportation business in the three months ended June 30, 2022 and the impairment of goodwill on the effective date of the Exchange on September 7, 2022.

Other Income (Expense)

The following table shows other income (expense) for the six months ended September 30, 2022 and 2021:

	Six Months Ended September 30,
	2022	2021
Change in fair value of derivative liabilities	$-	$2,157,839
Gain (loss) on disposal of fixed assets	(950,024)	-
Interest expense, net of interest income	(15,424)	(339,125)
Total	$(965,448)	$1,818,714

Total other (expense) was $(965,448) for the six months ended September 30, 2022, compared to total other income of $1,818,714 in same period of prior year. Change in fair value of derivative liabilities for 6 months ended September 30, 2021 was a non-cash income of $2,157,839 as compared to zero for same period of current year.

For the six months ended September 30, 2022 there was a (loss) on disposal of fixed assets of $(950,024) as a result of the sale of multiple company owned tractors and trailers. Proceeds from sale were $580,000. Many of the trucks/trailers were non-operating. There was no corresponding gain or loss in prior year.

Interest expense, net of interest income, for the six months ended September 30, 2022 was $(15,424) as compared to $(339,125) for same period of prior year. The decrease in interest expense was the result of the expense related to granting of warrants for interest in prior year.

RESULTS OF OPERATIONS FOR CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Revenue

The following table shows revenues for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
Revenue from continuing operations:
Transportation Services	$4,800,689	$4,577,868
Fuel Rebate	44,269	56,463
Equipment Rental and Other	7,500	7,500
Total	$4,852,458	$4,641,831

Revenues for the three months ended September 30, 2022 were $4,852,458 as compared to $4,641,831 for the three months ended September 30, 2021. Increase of 4.5% due to an increase in load counts and higher fuel surcharges.

Cost of Revenues and Gross Profit

The following table shows the costs of revenues for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
Total	$3,775,367	$3,139,478

Cost of revenues for the three months ended September 30, 2022 were $3,775,367 as compared to $3,139,478 for same period in prior year. Costs were higher primarily due to costs related to independent third-party owner-operator trucks, insurance premium increases, and higher fuel costs. These increased costs drove a decrease in gross profit margins to 22% in three months ended September 30, 2022 compared to 32% in three months ended September 30, 2021.

Operating Expenses

The following table shows operating expenses for the three months ended September 30, 2022 and 2021:

	Six Months Ended September 30,
	2022	2021
Operating Expenses:
Salaries and salary related costs	$277,048	$1,039,711
Professional and consulting fees	7,560	171,677
Selling, general and administrative	1,197,968	1,615,681
Depreciation, amortization, and impairment	3,723,580	196,264
Total	$5,206,156	$3,023,333

Total operating costs increased by approximately 72% for the three months ended September 30, 2022 compared to same period of prior year. The increase was primarily due to $3,613,144 impairment costs of goodwill on the effective date of the Exchange on September 7, 2022, offset by $417,713 lower SG&A costs primarily due to lower home office cost allocation and a $762,663 lower salary and salary related costs.

Selling, General and Administrative

The following table shows selling, general and administrative expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
Selling, General and Administrative Expenses:
Insurance	$630,611	$514,675
Equipment rental	162,424	42,772
Factoring expense	78,511	100,588
Repairs and maintenance	68,479	192,581
Rents	44,814	55,512
Taxes and licenses	10,080	95,696
Legal and professional	43,042	19,955
Home office allocation	-	496,477
Other	160,007	97,425
Total	$1,197,968	$1,615,681

Total SG&A costs decreased $417,713 from three months ended September 2021 primarily due to the home office allocations in prior year and none in current year.

Depreciation, Amortization, and Impairment

The following table shows depreciation, amortization, and impairment expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
Depreciation of frac sand transportation equipment	$46,193	$109,060
Amortization of intangible assets	64,243	87,204
Impairment of Goodwill	3,613,144	-
Total	$3,723,580	$196,264

Total depreciation, amortization, and impairment expense was $3,723,580 for the three months ended September 30, 2022, compared to $196,264 in same period last year. The change was primarily due to the sale of several trucks and trailers in our sand frac transportation business in Q1 FY 2023 and the impairment of goodwill on the effective date of the Exchange on September 7, 2022.

Other Income (Expense)

The following table shows other income (expense) for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
Change in fair value of derivative liabilities	$-	$620,474
Interest expense, net of interest income	(8,146)	(324,848)
Total	$(8,146)	$295,626

Total other (expense) was $(8,146) for the three months ended September 30, 2022, compared to total other income of $295,626 in same period of prior year. Change in fair value of derivative liabilities for three months ended September 30, 2021 was a non-cash income of $620,474 as compared to zero for same period of current year.

Interest expense, net of interest income, for the three months ended September 30, 2022 was $(8,146) as compared to $(324,848) for same period of prior year. The decrease in interest expense was the result of the value related to the granting of warrants for interest in same period of prior year.

Liquidity and Capital Resources:

Cash at September 30, 2022 was $430,664 as compared to $99,452 at March 31, 2022. Our working capital deficit at September 30, 2022 was $1,240,136 as compared to a working capital deficit at March 31, 2022 of $10,384,549. At September 30, 2022, we had an accumulated deficit of $8,582,227. Our current assets increased by 245% at September 30, 2022 as compared to March 31, 2022, which reflects increases in prepaid expenses and cash. Our current liabilities decreased by 69% at September 30, 2022 as compared to March 31, 2022, which reflects $8,777,545 reduction in the Due to Ecoark liability, offset by higher accrued expenses and Notes Payable to prior owners of $1,044,565. Accounts payable and accrued expenses increased primarily due to insurance expenses.

On April 5, 2021, FPA received a loan (the “2021 PPP Loan”) from Cross River Bank. in the amount of $75,085, pursuant to the Payroll Protection Plan (PPP) under Division A, Title I of the CARES Act. FPA used the entire 2021 PPP Loan amount for qualifying expenses.

Under the terms of the PPP, certain amounts of the 2021 PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. We received notification that the 2021 PPP Loan has been forgiven.

We do not have any external sources of liquidity and we do not have any capital commitments.

Summary of cash flows

The following table summarizes our cash flows:

	Six months Ended
	September 30,
	2022	2021
	(Unaudited)
Cash flow data:
Cash provided by operating activities	$991,442	$2,091,122
Cash provided in investing activities	$450,363	$-
Cash used in financing activities	$(674,122)	$(1,241,539)

Net cash provided in operating activities in the six months ended September 30, 2022 was primarily attributable to our net loss for the period and increased prepaid expenses offset in part by goodwill impairment, loss of disposal of fixed assets and lower accounts payable and accrued expenses.

Net cash provided in operating activities in the six months ended September 30, 2021 was primarily attributable to our net loss for the period, offset by decreases in due to parent liabilities.

Net cash provided in investing activities during the six months ended September 30, 2022 as primarily attributable to the sale of equipment. Net cash used in investing activities during six months ended September 30, 2021 was zero.

Net cash used in financing activities during the six months ended September 30, 2022 was primarily due to repayments of long-term debt on equipment and payments made to reduce lease liabilities. Net cash used in financing activities during the six months ended September 30, 2021 was primarily attributable to the repayment of the equipment note payable and repayment of related party debt.

Our ability to generate future revenues, generate sufficient cash flow to pay our operating expenses and report profitable operations in future periods will depend on a number of factors, many of which are beyond our control. Our independent auditors have included in their audit report an explanatory paragraph that states that our working capital deficits and accumulated deficit raises substantial doubt about our ability to continue as a going concern. If we fail to achieve profitability on a quarterly or annual basis, or to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back operations. As a result of the above, there is substantial doubt about the ability of the Company to continue as a going concern and the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Critical Accounting Policies, Estimates and Assumptions

The critical accounting policies listed below are those the Company deems most important to their operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, management’s estimate of provisions required for uncollectible accounts receivable, fair value of assets held for sale and assets and liabilities acquired, impaired value of equipment and intangible assets, including goodwill, asset retirement obligations, estimates of discount rates in lease, liabilities to accrue, fair value of derivative liabilities associated with warrants, cost incurred in the satisfaction of performance obligations, permanent and temporary differences related to income taxes and determination of the fair value of stock awards.

Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer

●	Step 2: Identify the performance obligations in the contract

●	Step 3: Determine the transaction price

●	Step 4: Allocate the transaction price to the performance obligations in the contract

●	Step 5: Recognize revenue when the Company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

●	Variable consideration

●	Constraining estimates of variable consideration

●	The existence of a significant financing component in the contract

●	Noncash consideration

●	Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The standalone selling price is the price at which the Company would sell a promised service separately to a customer. The relative selling price for each performance obligation is estimated using observable objective evidence if it is available. If observable objective evidence is not available, the Company uses its best estimate of the selling price for the promised service. In instances where the Company does not sell a service separately, establishing standalone selling price requires significant judgment. The Company estimates the standalone selling price by considering available information, prioritizing observable inputs such as historical sales, internally approved pricing guidelines and objectives, and the underlying cost of delivering the performance obligation. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

Management judgment is required when determining the following: when variable consideration is no longer probable of significant reversal (and hence can be included in revenue); whether certain revenue should be presented gross or net of certain related costs; when a promised service transfers to the customer; and the applicable method of measuring progress for services transferred to the customer over time. The Company recognizes revenue upon satisfaction of its performance obligation at either a point in time in accordance with ASC 606-10-25-30 for its contracts in its Oil and Gas and Financial Services segments or over time in accordance with ASC 606-10-25-27 for its contracts with mining pool operators.

The Company accounts for incremental costs of obtaining a contract with a customer and contract fulfillment costs in accordance with ASC 340-40, Other Assets and Deferred Costs. These costs should be capitalized and amortized as the performance obligation is satisfied if certain criteria are met. The Company elected the practical expedient, to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that would otherwise have been recognized is one year or less, and expenses certain costs to obtain contracts when applicable. The Company recognizes an asset from the costs to fulfill a contract only if the costs relate directly to a contract, the costs generate or enhance resources that will be used in satisfying a performance obligation in the future and the costs are expected to be recovered. The Company recognizes the cost of sales of a contract as expense when incurred or when a performance obligation is satisfied. The incremental costs of obtaining a contract are capitalized unless the costs would have been incurred regardless of whether the contract was obtained, are not considered recoverable, or the practical expedient applies.

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

Key Trends

Impact of Inflation

In 2022, data indicates a sharp rise in inflation in the U.S. and globally. In the U.S., inflation has been triggered by the war in the Ukraine, constrained supplies and increasing demand of certain goods and services as recovery from the COVID-19 pandemic continues. The Company’s revenues, capital and operating costs are influenced to a larger extent by specific price changes in the oil and natural gas industry and allied industries rather than by changes in general inflation. Crude oil prices generally reflect the balance between supply and demand, with crude oil prices being particularly sensitive to OPEC production levels, the Biden Administration’s efforts to reduce drilling and transition away from fossil fuels and/or attitudes of traders concerning supply and demand in the future. Prices for oil and gas related services such as those we supply though Pinnacle Frac and truck drivers we procure to assist in those efforts are also affected by the worldwide prices for crude oil. As a result of increasing prices for oil and natural gas, in 2021 and 2022, higher costs for goods and services in the oil and gas industry are being observed.

In response to recent inflationary pressures in the U.S., the Federal Reserve commenced interest rate hikes in calendar year 2022 in an effort to combat inflation. Because of these and other developments, a recession is expected in the coming months by many economic analysts, which may, among other things, reduce demand for our products and services as well as increase operating costs to the extent we are unable to procure required resources to continue our operations. As a result of the overall volatility of oil prices, it is not possible to predict the Company’s future cost of services it uses or provides.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer who also serves as our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2022. Following the closing of the Exchange, our management concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

Except for the internal controls adopted by the Company pursuant to the Exchange, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q before deciding to invest in our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, reputation, financial condition, results of operations and future growth prospects, as well as our ability to accomplish our strategic objectives. As a result, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and stock price.

Summary Risk Factors

Set forth below is a summary of some of the principal risks we face with respect to our business:

●	We have incurred significant losses since inception, we may continue to incur losses and negative cash flows in the future;

●	We derive a significant portion of our revenue from a small number of customers, and the loss of one of these customers, or a reduction in their demand for our services, could adversely affect our business, financial condition, results of operations and prospects;

●	Our future cash flows and results of operations, are highly dependent on our ability to efficiently develop our current customers as well as find or acquire additional customers;

●	Our future operating results are dependent on oil and gas prices that are highly volatile, and even if the current high oil prices continue, other aspects of our business such as transportation may be adversely affected, reducing or eliminating the potential benefits;

●	Future approval by the Securities and Exchange Commission (the “SEC”) of its climate change rules and continued focus on environmental, social and governance (“ESG”) regulation and sustainability initiatives, which would have the effect of reducing demand for fossil fuels and negatively impact our operating results, stock price and ability to access capital markets;

●	Potential future changes in the regulation of hydraulic fracturing could materially adversely affect our transportation business;

●	A potential inability to retain and attract qualified drivers, including owner-operators, subjects us to risks;

●	We are subject to the potential risk that the drivers who we rely upon in our transportation business will be classified as employees rather than independent contractors; and

●	The majority of our accounts receivable and revenues are derived from a very limited number of customers, and any loss of these customers or reduction in work orders from them would materially adversely affect us.

Risks Relating to Our Financial Condition

We had incurred net losses for our most recent fiscal year end and for the six months ended September 30, 2022 and may continue to experience losses and negative cash flow in the future.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period. As of September 30, 2022, we had cash (not including restricted cash) of approximately $430,664. Banner has not been profitable on an annual basis since inception and had previously incurred significant operating losses and negative cash flow from operations. We recorded a net loss of approximately $4,806,042 and $5,823,454 for the fiscal year ended March 31, 2022 and six months ended September 30, 2022, respectively. Although we expect our revenues to increase, we will likely continue to incur losses and experience negative cash flows from operations for the foreseeable future. If we cannot achieve positive cash flow from operations or net income, it may make it more difficult to raise capital based on our common stock on acceptable terms.

Because we may require additional capital and may need or desire to engage in strategic transactions in the future to fund our business objectives and support our growth, our inability to generate and obtain such capital or to enter into strategic transactions, could harm our business, operating results, financial condition and prospects.

We intend to continue to make substantial investments to fund our business and support our growth. Because or for other reasons, we may not be able to obtain any additional financing or engage in strategic transactions to the extent needed or desired in the future on the terms favorable to us, or at all. If we are unable to obtain adequate financing or enter into strategic transactions on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely impacted. In addition, our inability to generate or obtain the financial resources needed may require us to delay, scale back, or eliminate some or all of our operations and business objectives and sell some of our assets.

Further, if we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity or debt securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

We cannot predict our future results because we have a limited operating history.

Given our limited operating history, it may be difficult to evaluate our future performance or prospects. You should consider the uncertainties that we may encounter as a company that should still be considered an early-stage company. These uncertainties include:

●	the effect of the Biden Administrations’ attempts to eliminate fossil fuels;

●	the impact from the SEC’s climate change rules;

●	the price of oil;

●	our ability to repay our debt;

●	our ability to market our services and products for a profit;

●	our ability to secure and retain key customers; and

●	our ability to adapt to changing market conditions

If we are not able to successfully address some or all of these uncertainties, we may not be able to expand our business, compete effectively or achieve profitability.

We derive a significant portion of our revenue from a small number of customers, and the loss of one of these customers, or a reduction in their demand for our services, could adversely affect our business, financial condition, results of operations and prospects.

Our customer base is highly concentrated, with 75% of our accounts receivable derived from five customers and 61% of our revenue derived from a single customer in the fiscal year ended March 31, 2022. A limited number of customers are expected to continue to comprise a substantial portion of our revenue for the foreseeable future. Because of the concentration of our revenue and accounts receivable among a small number of customers, the loss of one or more of our major customers could have a material adverse effect on our results of operations. The revenue derived from our transportation business is factored non-recourse, so the Company has less exposure to payment defaults and more exposure to a future loss of revenue in the event a significant customer is lost. We could lose business from a significant customer for a variety of reasons, including:

●	the consolidation, merger, or acquisition of an existing customer, resulting in a change in procurement strategies employed by the surviving entity that could reduce the amount of work we receive;

●	our performance on individual contracts or relationships with one or more significant customers could become impaired due to another reason, including the actions of employees and independent contractors, which may cause us to lose future business with such customers and, as a result, our ability to generate income would be adversely impacted;

●	key customers could slow or stop spending on initiatives related to projects we are performing for them due to increased difficulty in the markets as a result of economic downturns or other reasons; and

●	technological changes or other unanticipated developments in the oil and gas and transportation and logistics industries or other markets could adversely affect our customers and thereby harm our ability to generate revenue.

Since many of our customer contracts allow our customers to terminate the contract without cause and on relatively short notice, any such termination could impair our business, financial condition, results of operations and prospects.

Risks Relating to Our Transportation and Logistics Services Operations

We have significant ongoing capital requirements that could affect our operations if we are unable to generate sufficient cash from operations or obtain financing on favorable terms.

If we were unable to generate sufficient cash from operations, we would need to seek alternative sources of capital, including financing, to meet our capital requirements. To the extent that our working capital is insufficient, we may have to scale back operations.

Legislation, regulations, or government actions related to climate change, greenhouse gas emissions and sustainability initiatives and other ESG laws, regulations and government action, could result in increased compliance and operating costs and reduced demand for fossil fuels, and concern in financial and investment markets over greenhouse gasses and fossil fuel production could adversely affect demand for our products, limit our access to capital and depress the price of our common stock.

Since he took office in January 2021, President Biden has signed a series of executive orders seeking to adopt new regulations to address climate change and to suspend, revise, or rescind certain prior agency actions which were part of the Trump Administration’s de-regulatory push, including oil drilling. The Biden Administration is expected to continue to aggressively seek to regulate the energy industry and has stated its goal to eliminate fossil fuels. The new executive orders include, among other things, orders requiring a review of current federal lands leasing and permitting practices, as well as a temporary halt of new leasing of federal lands and offshore waters available for oil and gas exploration, directing federal agencies to eliminate subsidies for fossil fuels, and to develop a plan to improve climate-related disclosures.

In January 2021, President Biden also issued an executive order calling for methane emissions regulations to be reviewed and for the United States Environmental Protection Agency (the “EPA”) to establish new standards by September 2021. This resulted in the EPA finalizing what it refers to as “the most ambitious federal greenhouse gas emissions standards for passenger cars and light trucks ever” in December 2021. The EPA has also adopted regulations under existing provisions of the Clean Air Act that, among other things, establish Prevention of Significant Deterioration (the “PSD”), construction and Title V operating permit reviews for certain large stationary sources.  Facilities required to obtain PSD permits for their greenhouse gas emissions also will be required to meet “best available control technology” standards that will be established on a case-by-case basis.  The EPA also has adopted rules requiring the monitoring and reporting of greenhouse gas emissions from specified onshore and offshore natural gas and oil production sources in the United States on an annual basis, which include certain of our operations.

In November 2021 the EPA released new proposed methane rules which would impose regulations on methane release at existing wells nationwide. These new rules, among other things, would implement a comprehensive monitoring program to require companies to find and fix leaks. Additionally, the new rules would require well operators to place gas that is produced in a pipeline to be sold when possible to prevent wasting the gas, which could force well operators on which we rely to sell the gas at lower prices or reduce production and thereby reduce our revenues. As with most regulations, smaller participants like us will face more burdens due to the compliance and other costs and the limited revenue to absorb such costs. The EPA is expected to issue a supplemental proposal in 2022 in the hopes of identifying additional regulatory means of reducing methane and other emissions and has indicated an intention to adopt final rules before the end of calendar year 2022.

While a recent U.S. Supreme Court case imposed limitations on the EPA’s authority under the Clean Air Act, including by holding that the EPA’s attempted energy generation shifting entailed an overly broad interpretation of the statute’s delegation of authority, if the EPA adopts the above or other regulations and such regulations are held to be valid, the resulting new regulatory framework could impose additional restrictions and costs on our operations which could materially adversely affect our business. The regulations at issue in the recent case pertained to an attempt to shift a portion of U.S. energy production from coal to natural gas by an enumerated percentage by 2030.

Although Congress from time to time has considered legislation to reduce emissions of greenhouse gases, there has not been significant activity in the form of adopted legislation to reduce greenhouse gas emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of states, including states in which we operate, have enacted or passed measures to track and reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and regional greenhouse gas cap-and-trade programs.  Most of these cap-and-trade programs require major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall greenhouse gas emission reduction goal is achieved. These reductions may cause the cost of allowances to escalate significantly over time. We will be further subject to other regulatory efforts such as California’s announced goal of eliminating the sale of vehicles which use gas by 2035. Automobile manufacturers are beginning to announce that they will only manufacture electric vehicles in the future. President Biden has also stated that the recent retail price rise in the price of gasoline was part of a plan to transition to electric vehicles.

Additionally, the United States rejoined, effective February 19, 2021, the non-binding international treaty to reduce global greenhouse gas emissions (the “Paris Agreement”), adopted by over 190 countries in December 2015.  The Paris Agreement entered into force in November 2016 after more than 70 nations, including the United States, ratified or otherwise indicated their intent to be bound by the agreement. The United States had previously withdrawn from the Paris Agreement effective November 4, 2020. Following the United States rejoining the Paris Agreement, President Biden announced in April 2021 the United States’ pledge to achieve an approximately 50% reduction from 2005 levels in “economy-wide” net greenhouse gas emissions by 2030. To the extent that the United States implements this agreement or imposes other climate change regulations on the oil and natural gas industry, or that investors insist on compliance regardless of legal requirements, it could have an adverse effect on our business, operating results and future growth.

The adoption and implementation of these and other similar regulations could require our customers to incur material costs to monitor and report on greenhouse gas emissions or install new equipment to reduce emissions of greenhouse gases. .  In addition, these regulatory initiatives could drive down demand for our products and services in the oil and gas industry by stimulating demand for alternative forms of energy that do not rely on combustion of fossil fuels that serve as a major source of greenhouse gas emissions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. This could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Because we expect the SEC will adopt most, if not all of its proposed climate rules, as a small transporter, the compliance costs may adversely affect our future results of operating and financial condition.

On March 21, 2022, the SEC released proposed rule changes that would require new climate-related disclosure in SEC filings, including certain climate-related metrics and greenhouse gas emissions, information about climate-related targets and goals, transition plans, if any, and extensive attestation requirements. In addition to requiring filers to quantify and disclose direct emissions data, the new rules would also require disclosure of climate impact arising from the operations and uses by the filer’s business partners and contractors and end-users of the filer’s products and/or services. If adopted as proposed, the rule changes could result in the Company incurring material additional compliance and reporting costs, including monitoring, collecting, analyzing and reporting the new metrics and implementing systems and procuring additional internal and external personnel with the requisite skills and expertise to serve those functions. Such costs are likely to materially and adversely affect our future results of operations and financial condition. We expect the rule will be adopted by January 2023 and effective beginning at some point after that date. We cannot predict the outcome of litigation which we expect will challenge any new climate change rules.

If Congress enacts the proposed price gouging bill, it could have a material adverse effect on the Company.

Senator Elizabeth Warren and others have introduced legislation aimed at rising gasoline and other prices and would empower the Federal Trade Commission (“FTC”) to investigate and penalize companies with “unconscionably excessive price increases.” The proposed legislation does not define what this phrase means so it will permit the FTC to define it. While we cannot predict whether the legislation will pass, there is a likelihood that it will pass. If it does, the FTC will enact Rules although it is possible it may enact an emergency Rule like other regulatory agencies have recently done. Any such legislation will likely affect gasoline prices especially in an election year. We believe price controls will have a material adverse effect on the Company.

As the price of oil increases, it may indirectly adversely affect the costs of our transportation business if the owner-operators of trucks we utilize pass on some or all of the higher costs incurred by them to us.

The high price of oil has the potential to have an adverse effect on our transportation business, to the extent the owner-operators of trucks we hire to transport fracking materials pass on the higher costs they incur based on the increased price of oil including diesel fuel to us via higher prices for their services. Such a development, in isolation or in combination with other price-driving factors such as the recent truck-driving shortages, could materially increase our operational expenses and increase net losses or reduce our ability to become profitable.

Federal, state, and local legislative and regulatory initiatives in the United States relating to hydraulic fracturing or fracking could result in decreased demand for our transportation services, which would have a material adverse effect on our results of operations, cash flows and financial condition.

In the United States, hydraulic fracturing is currently generally exempt from regulation under the Underground Injection Control program established under the federal Safe Drinking Water Act, and is typically regulated by state oil and gas commissions or similar agencies. From time to time, the U.S. Congress has considered adopting legislation intended to provide for federal regulation of hydraulic fracturing and to require disclosure of the additives used in the hydraulic-fracturing process. In addition, certain states have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure, disposal and well-construction requirements on hydraulic-fracturing operations. The adoption of any federal, state or local laws or the implementation of regulations regarding hydraulic fracturing could cause a decrease in the completion of new oil and gas wells and an associated decrease in demand for our transportation services, which would have a material adverse effect on our results of operations, financial condition and cash flows.

Our transportation operations are subject to stringent environmental, oil and gas-related and occupational safety and health laws and regulations, and noncompliance with such laws and regulations could expose us to material costs and liabilities.

Our operations are subject to a number of federal and state laws and regulations, including the federal occupational safety and health and comparable state statutes, aimed at protecting the health and safety of employees.

We are also subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, air emissions from our vehicles and facilities, and engine idling and discharge. Our transportation operations often involve traveling on unpaved roads located in rural areas, increasing the risk of accidents, and our staging pads often are located in areas where groundwater or other forms of environmental contamination could occur. Our operations involve the risks of environmental damage and hazardous waste disposal, among others. If we are involved in an accident involving hazardous substances, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable environmental laws or regulations, we could owe cleanup costs and incur related liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

Failure to comply with these laws and regulations may subject the Company to sanctions, including administrative, civil or criminal penalties, remedial cleanups or corrective actions, delays in permitting or performance of projects, natural resource damages and other liabilities. In addition, these laws and regulations may be amended and additional laws and regulations may be adopted in the future with more stringent legal requirements.

Our operating results fluctuate due to the effect of seasonality in the oil and gas industry.

Operating levels of the oil industry have historically been lower in the winter months because of adverse weather conditions. Accordingly, our revenue generally follows a seasonal pattern. Revenue can also be affected by other adverse weather conditions, holidays and the number of business days during a given period because revenue is directly related to the available working days. From time-to-time, we may also suffer short-term impacts from severe weather and similar events, such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions that could harm our results of operations or make our results of operations more volatile.

We may be subject to various claims and lawsuits in the ordinary course of business, and increases in the amount or severity of these claims and lawsuits could adversely affect us.

We are exposed to various claims and litigation related to commercial disputes, personal injury, property damage, environmental liability and other matters. Proceedings include claims by third parties, and certain proceedings have been certified or purport to be class actions. Developments in regulatory, legislative or judicial standards, material changes to litigation trends, or a catastrophic accident or series of accidents, involving any or all of property damage, personal injury, and environmental liability could have a material adverse effect on our operating results, financial condition and liquidity.

Conservation measures and technological advances could reduce demand for oil and natural gas.

Fuel conservation measures, future legislation and regulation increasing consumer demand for alternatives to oil, and natural gas, technological advances in fuel economy and energy generation devices could reduce demand for oil. For example, the Biden Administration issued an executive order banning the federal government’s purchase of new gas vehicles by 2035, although executive orders are subject to change. Additionally, private companies have increasingly pledged to reduce carbon emissions caused by the use of gas vehicles, such as General Motors which in January 2021 announced its plan to sell only zero-emission vehicles by 2035. The impact of the changing demand for oil may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our future revenue will depend upon the size of the markets which we target and our ability to achieve continuous and sufficient market acceptance.

Even if we procure enough drivers to satisfy the demand for transportation services in the market, our future revenue will depend upon the size of the markets which we target and our ability to achieve continuous and sufficient market acceptance, and such factors as pricing, reimbursement from third-party payors and adequate market share for our services at the target markets.

We anticipate that the Banner expenses will increase substantially if and as they:

●	expand the scope of our operations in the Territory;

●	establish a supply-demand chain and a respective trucking infrastructure to commercialize our market opportunities;

●	acquire existing businesses and revitalize their operations with the Company’s framework;

●	seek to attract and retain skilled personnel; and

●	create additional infrastructure to support our operations as a public company and plan future commercialization efforts.

Our transportation business is affected by industry-wide economic factors that are largely outside our control.

The majority of our revenue is from providing services to customers engaged in operations in the oil and exploration industry. As such, our volumes are largely dependent on the economy and our results may be more susceptible to trends in unemployment and how it affects oil prices than carriers that do not have this focus. We believe that some of the most significant factors beyond our control that may negatively impact our operating results are economic changes that affect supply and demand in transportation markets. In recent months, the economy has been bombarded with unique challenges, including supply chain shortages, inflation and Federal Reserve interest rate increases in response, stock market volatility and recession fears.

The risks associated with these factors are heightened when the United States economy is weakened. Recently, many Chief Executive Officers of large companies believe our economy is entering a recessionary period. If the U.S. economy enters a recession, among other potential adverse consequences, demand for our products and services and customer and consumer spending patterns will diminish in a manner and possibly to an extent that is materially adverse to our business. Some of the other principal risks during such times are as follows:

●	low overall demand levels, which may impair our asset utilization;

●	customers with credit issues and cash flow problems we are not currently aware of;

●	customers bidding out our services or selecting competitors that offer lower rates, in an attempt to lower their costs, forcing us to lower our rates or lose revenue; and

●	more unbilled miles incurred to obtain loads.

Economic conditions that decrease shipping demand or increase the supply of capacity in the trucking transportation industry can exert downward pressure on rates and equipment utilization, thereby decreasing asset productivity. Declining freight levels and rates, a prolonged recession or general economic instability could result in declines in our results of operations, which declines may be material.

We also are subject to cost increases outside our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, fuel and energy prices, driver wages, taxes and interest rates, tolls, license and registration fees, insurance premiums, regulations, revenue equipment and related maintenance costs and healthcare and other benefits for our associates. We cannot predict whether, or in what form, any such cost increase or event could occur. Any such cost increase or event could materially and adversely affect our results of operations.

In addition, events outside our control, such as strikes or other work stoppages at our facilities or at customers, shipping locations, ports, distribution facilities, weather, or terrorist attacks, could lead to reduced economic demand, reduced availability of credit or temporary closing of shipping locations. Such events or enhanced security measures in connection with such events could impair our operations and result in higher operating costs.

Fluctuations in the price or availability of fuel, the volume and terms of diesel fuel purchase commitments and surcharge collection may increase our costs related to our transportation operations, which could materially and adversely affect our margins.

Fuel represents a significant expense for our transportation business while the sale of oil provides revenues for our business. Diesel fuel prices fluctuate greatly due to factors beyond our control, such as political events, terrorist activities, armed conflicts, inflation, and the depreciation of the dollar against other currencies and weather, such as hurricanes, tornadoes and other natural or man-made disasters, each of which may lead to an increase in the cost of fuel. Fuel prices also are affected by the rising demand in developing countries and could be adversely impacted by diminished drilling activity and by the use of crude oil and oil reserves for other purposes. Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain. Because Banner’s transportation operations are dependent upon diesel fuel, significant diesel fuel cost increases, shortages or supply disruptions could materially and adversely affect our operating results and financial condition.

Increases in fuel costs, to the extent not offset by rate per mile increases or fuel surcharges, have an adverse effect on our operations and profitability. In recent months, fuel prices have soared to the highest levels in history, increasing our operating costs. While the majority of our fuel costs are covered by pass-through provisions in customer contracts and compensatory fuel surcharge programs, we also incur fuel costs that cannot be recovered even with respect to customers with which we maintain fuel surcharge programs, such as those associated with unbilled miles, or the time when our engines are idling. Because our fuel surcharge recovery lags changes in fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising, leading to fluctuations in our levels of reimbursement. Further, during periods of low freight volumes, shippers can use their negotiating leverage to impose less compensatory fuel surcharge policies. In addition, the terms of each customer’s fuel surcharge agreement vary, and customers may seek to modify the terms of their fuel surcharge agreements to minimize recoverability for fuel price increases. Such fuel surcharges may not be maintained indefinitely or may not be sufficiently effective to cover increased fuel prices.

If we fail to retain owner-operators, it could materially adversely affect our results of operations and financial condition.

In our transportation operations, we rely on the fleet of vehicles owned and operated by independent contractors. These independent contractors are responsible for maintaining and operating their own equipment and paying their own fuel, insurance, licenses, and other operating costs. Due to high turnover rates, the pool of qualified independent contractor drivers is often limited, which increases competition for their services, especially during times of increased economic activity. We currently face and may in the future continue to face from time-to-time, difficulty in attracting and retaining sufficient number of qualified independent contractor drivers. Additionally, our agreements with independent contractor drivers are terminable by either party without penalty and upon short notice. Our specialty equipment services targeting servicing oil exploration and oil development industries require special training to handle unique operating requirements. We may be legally obligated or otherwise subjected by the industry standards to use physical function tests and hair follicle and urine testing to screen and test all driver applicants, which we believe is a rigorous standard and could decrease the pool of qualified applicants available to us. If we are unable to retain our existing independent contractor drivers or recruit new qualified independent contractor drivers, our business and results of operations could be materially and adversely affected.

The rates we offer our independent contractor drivers are subject to market conditions. Accordingly, we may be required to increase owner-operator compensation or take other measures to retain existing and attract new qualified independent contractor drivers. If we are unable to continue to attract and retain a sufficient number of independent contractor drivers, we could be in a position where we would have to turn down customer requests to deliver loads of freight or frac sand which would in turn have a material adverse effect on our operating results and financial condition.

If owner-operators and drivers that we rely upon in our transportation business were to be classified as employees instead of independent contractors, our business would be materially and adversely affected.

State Regulation

A number of companies in the logistics industry have been faced with legislation or regulation that requires that many independent contractors be treated as employees and receive benefits only available to employees which increases costs. Moreover, states have also adopted provisions for severe fines and stop-work orders for employers that misclassify employees as independent contractor. To date, this legislation and regulation has been limited to, or considered in, states where we do not operate, such as California, New Jersey, and Virginia.

Some companies recently involved in lawsuits, including class actions, and state tax and other administrative proceedings that claim that owner-operators or their drivers should be treated as employees, rather than independent contractors. These lawsuits and proceedings involve substantial monetary damages (including claims for unpaid wages, overtime, and failure to provide meal and rest periods, unreimbursed business expenses and other items), injunctive relief, or both. While we believe that owner-operators and their drivers are properly classified as independent contractors rather than as employees, if their independent contractor status is challenged, we may not be successful in defending against such challenges in some or all jurisdictions in which we offer transportation services.

Federal Regulation

We also may encounter risk if the Department of Labor (“DOL”) or the National Labor Relations Board (“NLRB”) were to pass rules expanding the definition of an employee, this could occur under the Biden administration.

The U.S. Department of Labor published a Notice of Proposed Rulemaking in October 2022 to help employers and workers determine whether a worker is an employee or an independent contractor under the Fair Labor Standards Act. The proposed rule would provide guidance on classifying employees and independent contractors. Publication of the Notice of Proposed Rulemaking in the Federal Register started a 45-day comment period, which will close on November 28, 2022. If the proposed rule is adopted, it will be more difficult to classify workers as independent contractors for Fair Labor Standards Act purposes.

On December 27, 2021, the NLRB invited parties to submit briefs addressing whether NLRB should reconsider its standard for determining the independent contractor status of workers under the National Labor Relations Act (“NLRA”). If the NLRB adopts a more expansive standard for determining who qualifies as an employee, the number of individuals who may unionize or bring unfair labor practices charges under the NLRA would likely increase.

Conclusion

Because of the Biden administration’s regulatory push, we expect DOL will enact a rule narrowly defining independent contractors which will adversely affect Banner’s transportation business and increase its costs. If NLRB passes a rule expanding the definition of an employee, or a court or an administrative agency determines that owner-operators and their drivers must be classified as employees rather than independent contractors, we could become subject to additional regulatory requirements, including but not limited to tax, wages, and wage and hour laws and requirements (such as those pertaining to minimum wage and overtime); employee benefits, social security, workers’ compensation and unemployment; discrimination, harassment, and retaliation under civil rights laws; claims under laws pertaining to unionizing, collective bargaining, and other concerted activity; and other laws and regulations applicable to employers and employees. Compliance with such laws and regulations would require us to incur significant additional expenses, potentially including without limitation, expenses associated with the application of wage and hour laws (including minimum wage, overtime, and meal and rest period requirements), employee benefits, social security contributions, taxes, and penalties. Additionally, any such reclassification would require us to change our business model, and consequently have an adverse effect on our business and financial condition. Expansion of state legislation that broadly defines an employee into states where we operate could also have a material adverse effect on Banner.

Similar to many companies, we have experienced a spike in our insurance costs, which could have a material adverse effect on our operating results.

Insurance premiums have recently escalated, and we are facing a similar increase in our insurance costs. Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. We self-insure or maintain a high deductible for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as associated health insurance. Estimating the number and severity of claims, as well as related judgment or settlement amounts is inherently difficult. This, along with legal expenses, incurred but not reported claims and other uncertainties can cause unfavorable differences between actual claim costs and our reserve estimates. We plan to reserve for anticipated losses and expenses and periodically evaluate and adjust our claims reserves to reflect our experience. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts.

We maintain insurance with licensed insurance carriers above the amounts which we retain. Although we believe our general liability and related insurance limits should be sufficient to cover reasonably expected claims, the amount of one or more claims could exceed our coverage limits. If any claim were to exceed our coverage, we would be required to bear the excess, in addition to our other self-insured/retained amounts. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention or deductible when our policies are renewed or replaced. Our operating results and financial condition could be materially and adversely affected if (i) cost per claim, premiums, or the number of claims significantly exceed our estimates, (ii) there is one or more claims in excess of our coverage limits, (iii) our insurance carriers refuse to pay our insurance claims or (iv) we experience a claim for which coverage is not provided.

General Risks

Because of the Russian invasion of Ukraine, as well as high inflation and increase Federal Reserve interest rates in response, the effect on the capital markets and the economy is uncertain, and we may have to deal with a recessionary economy and economic uncertainty including possible adverse effects upon the oil and gas industry.

As a result of the Russian invasion of Ukraine, certain events are beginning to affect the global and United States economy including increased inflation, Federal Reserve interest rate increases in response, substantial increases in the prices of oil and gas, dramatic declines in the capital markets, and large Western companies ceasing to do business in Russia. The duration of this war and its impact are at best uncertain, and continuation may result in Internet access issues if Russia, for example, began illicit cyber activities. Ultimately the economy may turn into a recession with uncertain and potentially severe impacts upon public companies and us. We cannot predict how this will affect the market for oil and gas and related services, but the impact may be adverse.

Our future success depends on our ability to retain and attract high-quality personnel, and the efforts, abilities and continued service of our senior management.

Our future success depends on our ability to attract, hire, train and retain a number of highly skilled employees and on the service and performance of our senior management team and other key personnel for each of our subsidiaries . The loss of the services of our executive officers or other key employees and inadequate succession planning could cause substantial disruption to our business operations, deplete our institutional knowledge base and erode our competitive advantage, which would adversely affect our business. Competition for qualified personnel possessing the skills necessary to implement our strategy is intense, and we may fail to attract or retain the employees necessary to execute our business model successfully. We do not have “key person” life insurance policies covering any of our executive officers.

Our success will depend to a significant degree upon the continued efforts of our key management, engineering and other personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on Jimmy R. Galla, our Chief Executive Officer and Chief Financial Officer and JD Reedy, our Chief Operating Officer. If any members of our management team leave our employment, our business could suffer, and the share price of our common stock could decline.

If we cannot manage our growth effectively, our results of operations would be materially and adversely affected.

Our business model relies on rapidly growing the transportation businesses. Businesses that grow rapidly often have difficulty managing their growth while maintaining their compliance and quality standards. If we continue to grow as rapidly as we anticipate, we will need to expand our management by recruiting and employing additional executive and key personnel capable of providing the necessary support. There can be no assurance that our management, along with our staff, will be able to effectively manage our growth. Our failure to meet the challenges associated with rapid growth could materially and adversely affect our business and operating results.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act which requires, among other things, that public companies maintain effective disclosure controls and procedures and internal control over financial reporting.

Although our management concluded that our disclosure controls and procedures were effective as of September 30, 2022, any failure to maintain effective controls or any difficulties encountered in their implementation or improvement in the future could cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which could result in loss of investor confidence and could have an adverse effect on our stock price.

Failure of information technology systems or data security breaches, including as the result of cyber security attacks, affecting us, our business associates, or our industry, may adversely affect our financial condition and operating results.

We depend on information technology systems and services in conducting our business. We and others in the industries in which we operate use these technologies for internal purposes, including data storage and processing, transmissions, as well as in our interactions with our business associates. Examples of these digital technologies include analytics, automation, and cloud services. If any of our financial, operational, or other data processing systems are compromised, fail or have other significant shortcomings, it could disrupt our business, require us to incur substantial additional expenses, result in potential liability or reputational damage or otherwise have a material adverse effect on our financial condition and operating results.

For example, the operator of the Colonial Pipeline was forced to pay $4.4 million in ransom to hackers as the result of a cyberattack disabling the pipeline for several days in May 2021. The attack also resulted in gasoline price increases and shortages across the East Coast of the United States. As we depend on the availability and price of gasoline in our transportation business, any significant increase in the price and/or shortage of gasoline such as that experienced from the May 2021 cyberattack would have a material adverse effect on our business and operating results.

The price of our common stock is subject to volatility, including for reasons unrelated to our operating performance, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to a number of factors, some of which may be outside our control, including but not limited to, the following factors:

●	changes in market valuations of companies in the oil and gas industry;

●	future oil prices;

●	regulatory initiatives from the Biden Administration;

●	announcements of developments by us or our competitors;

●	the continuation of the stock market slump and any related adverse events affecting the economy;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, significant contracts, or other material developments that may affect our prospects;

●	actual or anticipated variations in our operating results;

●	adoption of new accounting standards affecting our industry;

●	additions or departures of key personnel; and

●	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and Company resources, which could harm our business and financial condition.

Risks related to our Common Stock

The issuance of shares of our common stock upon exercise of our outstanding convertible debt may cause immediate and substantial dilution to our existing shareholders.

We presently have outstanding 6% convertible notes held by our former officers and directors in the principal amount of $905,565 that if converted would result in the issuance of approximately an additional 15,092,750 shares of our common stock. The issuance of shares upon conversion of the debt will result in dilution to the interests of other shareholders.

Our common stock may be affected by limited trading volume and may fluctuate significantly.

Our common stock is quoted on the OTC Pink tier of the OTC Markets. There is a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Thinly traded common stock can be more volatile than common stock traded in an active public market. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

Our common stock is deemed to be “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is deemed to be “penny stock” as that term is defined under the Exchange Act. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges. Our common stock is covered by an SEC rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, which are generally institutions with assets in excess of $5,000,000, or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

Because we can issue “blank check” preferred stock without stockholder approval, it could adversely impact the rights of holders of our common stock.

Under our Articles of Incorporation our Board of Directors, may approve an issuance of up to 5,000,000 shares of “blank check” preferred stock without seeking stockholder approval. Any additional shares of preferred stock that we issue in the future may rank ahead of our common stock in terms of dividend or liquidation rights and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price of our common stock. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our Company. Although we have no present intention to issue any shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as otherwise previously reported by the Company, there were no sales of equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable to our company.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference			Filed or
No.	Exhibit Description	Form	Date Filed	Exhibit Number	Furnished Herewith

2.1	Share Exchange Agreement dated August 23, 2022 by and among Enviro Technologies U.S., Inc., Banner Midstream Corp. and Ecoark Holdings, Inc.*	8-K	8/29/2022	2.1
3.1	Certificate of Domestication and Articles of Incorporation filed in the State of Florida	8-K	12/28/20	3(v)
3.2	Bylaws	10-K	3/31/21	3(ii)
3.3	Statement of Domestication filed in the State of Idaho	8-K	12/28/20	3(iv)
10.1	6% Unsecured Convertible Promissory Note dated August 23, 2022 payable to John A. DiBella	8-K	8/29/2022	10.1
10.2	6% Unsecured Convertible Promissory Note dated August 23, 2022 payable to Raynard Veldman	8-K	8/29/2022	10.2
10.3	6% Unsecured Promissory Note effective September 6, 2022 payable to John A. DiBella	8-K/A	9/12/2022	10.3
31.1	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-4(a) Certification of Chief Financial Officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				Filed
101.INS	Inline XBRL Instance Document.				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				Filed

*	Certain schedules and other attachments have been omitted. The Company undertakes to furnish the omitted schedules and attachments to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized.

Enviro Technologies U.S., Inc.

By:	/s/ Jimmy R. Galla
Jimmy R. Galla
Chief Executive Officer and Chief Financial Officer

DATED: November 14, 2022