Form 10-Q
period 2022-12-31
WOLF ENERGY SERVICES INC.
filed 2023-02-07
CIK 1043894

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________

Commission File Number: 0-30454

Wolf Energy Services Inc.
(Exact name of registrant as specified in its charter)

Florida	82-0266517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

408 State Hwy 135N, Kilgore, Texas 75662
(Address of principal executive offices) (Zip Code)

903-392-0948
(Registrant’s telephone number, including area code)

Enviro Technologies U.S., Inc.
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: February 7, 2023, we had 78,268,332 shares of our Common Stock outstanding.

INDEX

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

i

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

ii

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “WEON,” the “Company,” “we,” “our,” “us,” and similar terms refers to Wolf Energy Services Inc., formerly known as Enviro Technologies U.S., Inc., a Florida corporation, and our subsidiaries. In addition, “third quarter of 2022” refers to the three months ended December 31, 2022 and “third quarter of 2021” refers to the three months ended December 31, 2021. We maintain a corporate website at www.wolf-energy.com. Unless specifically set forth to the contrary, the information which appears on our website at www.wolf-energy.com is not part of this report.

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

WOLF ENERGY SERVICES INC.

(FORMERLY ENVIRO TECHNOLOGIES U.S., INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2022 (UNAUDITED) AND March 31, 2022

	DECEMBER 31,	MARCH 31,
	2022	2022
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$342,705	$99,452
Accounts receivable	53,038	164,388
Prepaid expenses and other current assets	999,500	382,373
Current assets of discontinued operations	114,049	-

Total current assets	1,509,292	646,213

NON-CURRENT ASSETS:
Property and equipment, net	1,071,938	2,506,738
Right of use asset - operating lease	316,271	64,094
Right of use asset - financing lease	-	301,126
Intangible assets, net	1,523,601	1,716,331
Goodwill	4,900,873	4,900,873
Non-current assets of discontinued operations	16,913	-

Total non-current assets	7,829,596	9,489,162

TOTAL ASSETS	$9,338,888	$10,135,375

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$169,105	$373,697
Accrued liabilities	1,553,408	1,116,698
Due to Ecoark Holdings (*)	-	-
Notes payable	938,232	-
Current portion of long-term debt	-	572,644
Current portion of lease liability - operating lease	72,319	45,004
Current portion of lease liability - financing lease	-	145,174
Current liabilities of discontinued operations	314,100	-

Total current liabilities	3,047,164	2,253,217

NON-CURRENT LIABILITIES
Lease liability - operating lease, net of current portion	244,852	22,519
Lease liability - financing lease, net of current portion	-	149,884
Long-term debt, net of current portion	-	67,511
Non-current liabilities of discontinued operations	150,000	-

Total non-current liabilities	394,852	239,914

Total Liabilities	3,442,016	2,493,131

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized and 78,268,332 and 51,987,832 shares issued and outstanding (*)	78,268	51,988
Additional paid in capital (*)	14,869,041	10,349,029
Accumulated deficit	(9,050,437)	(2,758,773)

Total stockholders' equity (deficit)	5,896,872	7,642,244

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,338,888	$10,135,375

(*) On September 7, 2022, Banner Midstream Corp merged with Wolf Energy Services Inc. (formerly Enviro Technologies U.S., Inc.) in a reverse merger.  Banner Midstream's parent, Ecoark Holdings, Inc., was issued 51,987,832 shares of Wolf Energy Services Inc. (formerly Enviro Technologies U.S., Inc.) common stock in exchange for all the capital stock of Banner owned by Ecoark, which represents 100% of the issued and outstanding shares of Banner that were outstanding at the time of the reverse merger.  The Company has reflected this transaction retroactively in these interim financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WOLF ENERGY SERVICES INC.

(FORMERLY ENVIRO TECHNOLOGIES U.S., INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE nine and three months ended December 31, 2022 and 2021

	NINE MONTHS ENDED		THREE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2022	2021	2022	2021

REVENUES	$15,594,424	$13,991,488	$5,323,311	$4,193,444
COST OF REVENUES	12,380,959	10,043,981	4,093,343	3,344,656
GROSS PROFIT	3,213,465	3,947,507	1,229,968	848,788

OPERATING EXPENSES
Salaries and salaries related costs	812,148	1,801,027	273,279	442,417
Professional and consulting fees	9,060	314,841	-	143,164
Selling, general and administrative costs	3,510,124	4,488,967	1,147,960	1,208,920
Depreciation, amortization, and impairment	3,950,513	588,789	114,104	196,263

Total operating expenses	8,281,845	7,193,624	1,535,343	1,990,764

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSE)	(5,068,380)	(3,246,117)	(305,375)	(1,141,976)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	-	7,647,407	-	5,489,568
Loss on disposal of fixed assets	(971,251)	-	(21,227)	-
Interest expense, net of interest income	(28,776)	(341,234)	(13,352)	(2,109)
Total other income	(1,000,027)	7,306,173	(34,579)	5,487,459

(LOSS) INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(6,068,407)	4,060,056	(339,954)	4,345,483

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	(156,048)	-	(106,577)	-
Gain on disposal of discontinued operations	-	-	-	-
Total discontinued operations	(156,048)	-	(106,577)	-

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(6,224,455)	4,060,056	(446,531)	4,345,483

PROVISION FOR INCOME TAXES	(67,207)	-	(21,679)	-

NET (LOSS) INCOME	$(6,291,662)	$4,060,056	$(468,210)	$4,345,483

NET LOSS (INCOME) PER SHARE - BASIC
Continuing operations	$(0.10)	$0.08	$(0.01)	$0.08
Discontinued operations	-	-	-	-
NET (LOSS) INCOME PER SHARE	$(0.10)	$0.08	$(0.01)	$0.08

WEIGHTED AVERAGE SHARES OUTSTANDING	61,253,204	51,987,832	74,355,288	51,987,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WOLF ENERGY SERVICES INC.

(FORMERLY ENVIRO TECHNOLOGIES U.S., INC.)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FOR THE nine months ended December 31, 2022 and 2021

					Additional
	Preferred Stock		Common Stock (*)		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital (*)	Deficit	Total

Balance - March 31, 2021 (*)	-	$-	51,987,832	$51,988	$11,140,143	$(7,564,815)	$3,627,316

Cost allocations from Ecoark Holdings	-	-	-	-	(974,485)	-	(974,485)
Advances from Ecoark Holdings to Banner Midstream Corp	-	-	-	-	(19,110)	-	(19,110)
Net income for the period	-	-	-	-	-	939,927	939,927

Balance - June 30, 2021	-	-	51,987,832	51,988	10,146,548	(6,624,888)	3,573,648

Cost allocations from Ecoark Holdings	-	-	-	-	863,562	-	863,562
Advances from Ecoark Holdings to Banner Midstream Corp	-	-	-	-	2,610,261	-	2,610,261
Net loss for the period	-	-	-	-	-	(1,225,354)	(1,225,354)

Balance - September 30, 2021	-	$-	51,987,832	$51,988	$13,620,371	$(7,850,242)	$5,822,117

Cost allocations from Ecoark Holdings	-	-	-	-	(5,075,832)	-	(5,075,832)
Advances from Ecoark Holdings to Banner Midstream Corp	-	-	-	-	(219,284)	-	(219,284)
Net income for the period	-	-	-	-	-	4,345,483	4,345,483

Balance - December 31, 2021	-	$-	51,987,832	$51,988	$8,325,255	$(3,504,759)	$4,872,484

Balance - March 31, 2022	-	$-	51,987,832	$51,988	$10,349,029	$(2,758,773)	$7,642,244

Advances from Ecoark Holdings to Banner Midstream Corp	-	-	-	-	392,484	-	392,484
Net loss for the period	-	-	-	-	-	(1,636,771)	(1,636,771)

Balance - June 30, 2022	-	-	51,987,832	51,988	10,741,513	(4,395,544)	6,397,957

To reflect the reverse merger of Banner Midstream Corp.	-	-	22,280,500	22,280	2,611,235	(349,764)	2,283,751
Advances from Ecoark Holdings to Banner Midstream Corp	-	-	-	-	1,441,543	-	1,441,543
Net loss for the period	-	-	-	-	-	(3,836,919)	(3,836,919)

Balance - September 30, 2022	-	$-	74,268,332	$74,268	$14,794,291	$(8,582,227)	$6,286,332

Common shares issued for conversion of note payable	-	-	4,000,000	4,000	56,000	-	60,000
Share-based compensation	-	-	-	-	18,750	-	18,750
Net loss for the period	-	-	-	-	-	(468,210)	(468,210)

Balance - December 31, 2022	-	$-	78,268,332	$78,268	$14,869,041	$(9,050,437)	$5,896,872

* On September 7, 2022, Banner Midstream Corp merged with Wolf Energy Services Inc. (formerly Enviro Technologies U.S., Inc.) in a reverse merger. Banner Midstream's parent, Ecoark Holdings, Inc., was issued 51,987,832 shares of Wolf Energy Services Inc. (formerly Enviro Technologies U.S., Inc.) common stock in exchange for all the capital stock of Banner owned by Ecoark, which represents 100% of the issued and outstanding shares of Banner that were outstanding at the time of the reverse merger.  The Company has reflected this transaction retroactively in these interim financial statements along with amounts due to Ecoark Holdings that were exchanged for the capital stock.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WOLF ENERGY SERVICES INC.

(FORMERLY ENVIRO TECHNOLOGIES U.S., INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE nine months ended December 31, 2022 and 2021

	DECEMBER 31,
	2022	2021

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) income	$(6,291,662)	$4,060,056
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Home office allocation	-	(5,186,755)
Depreciation and amortization	3,950,513	588,789
Loss on disposal of fixed assets	971,251	-
Stock based compensation - RSU	18,750	-
Changes in assets and liabilities
Accounts receivable	111,350	128,276
Prepaid expenses and other current assets	(617,127)	(289,776)
Amortization of right of use asset - operating leases	54,370	66,635
Amortization of right of use asset - financing leases	40,036	107,401
Due to Ecoark Holdings	2,183,791	2,382,612
Due to related party	-	10,511
Interest on lease liability - financing leases	(3,073)	(8,952)
Operating lease expense	(56,899)	(71,842)
Accrued payable and accrued liabilities	232,118	(331,989)
Total adjustments	6,885,080	(2,605,090)
Net cash provided by operating activities of continuing operations	593,418	1,454,966
Net cash provided by operating activities of discontinued operations	298,446	-
Net cash provided by operating activities	891,864	1,454,966

CASH FLOWS FROM INVESTING ACTIVITES
Proceeds from the sale of fixed assets	580,000	-
Purchase of fixed assets	(261,090)	-
Net cash provided by investing activities of continuing operations	318,910	-
Net cash provided by investing activities of discontinued operations	140,000	-
Net cash provided by investing activities	458,910	-

CASH FLOWS FROM FINANCING ACTIVITES
Reduction of finance lease liability	(30,895)	(96,340)
Repayments of long-term debt	(640,155)	(1,198,711)
Repayment of note payable	(46,333)	-
Repayment of related party debt	-	(250,000)
Net cash (used in) financing activities of continuing operations	(717,383)	(1,545,051)
Net cash (used in) financing activities of discontinued operations	(390,138)	-
Net cash (used in) financing activities	(1,107,521)	(1,545,051)

NET INCREASE (DECREASE) IN CASH	243,253	(90,085)

CASH - BEGINNING OF PERIOD	99,452	295,416

CASH - END OF PERIOD	$342,705	$205,331

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense	$8,685	$-
Cash paid for income taxes	$-	$-

SUMMARY OF NON-CASH ACTIVITIES:
Conversion of notes and accrued payroll to notes payable (sellers)	$1,044,565	$-
Conversion of notes payable	$60,000	$-
Contribution by Ecoark Holdings	$10,961,335	$-
Net liabilities acquired from Wolf Energy Services (formerly Enviro Technologies US, Inc.)	$1,329,392	$-
Right of use asset incurred for lease liability - operating leases	$306,547	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WOLF ENERGY SERVICES INC.

(FORMERLY ENVIRO TECHNOLOGIES U.S., INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2022 and 2021

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Wolf Energy Services Inc., formerly known as Enviro Technologies U.S., Inc., a Florida corporation (the “Company”), prior to September 7, 2022 was a manufacturer and provider of environmental and industrial operation technology. The Company had developed, manufactured, and sold the V-Inline Separator, a technology that efficiently separates liquid/liquid, liquid/solid or liquid/liquid/solid fluid streams with distinct specific gravities. Current and potential commercial applications and markets included mining, utilities, manufacturing, waste-to-energy among other industries.

The Company had one subsidiary, Florida Precision Aerospace, Inc., a Florida corporation (“FPA”) prior to the closing of the Exchange (defined below).

Effective September 7, 2002, Ecoark Holdings, Inc., a Nevada corporation (“Ecoark” or “Ecoark Holdings”) and Banner Midstream Corp. (“Banner” or “Banner Midstream”) completed a Share Exchange Agreement (the “Agreement”) with Wolf Energy Services Inc. (formerly Enviro Technologies U.S., Inc). Under the Agreement, Ecoark acquired 51,987,832 shares of Wolf Energy Services Inc., (formerly Enviro Technologies U.S., Inc.) common stock in exchange for all the capital stock of Banner owned by Ecoark, which represents 100% of the issued and outstanding shares of Banner (the “Merger”). Upon closing of the Agreement, Banner became a wholly-owned subsidiary of Wolf Energy Services Inc. (formerly Enviro Technologies U.S., Inc.) via a reverse merger. As a result, the historical financial information of the company is that of Banner.  The transaction was accounted for as a reverse merger whereby Banner Midstream is considered the accounting acquirer. Since the reverse merger occurred with a non-shell public company, the transaction included the purchase of the non-controlling interest of Wolf Energy Services Inc. (formerly Enviro Technologies U.S., Inc).

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

On September 22, 2022, the Board of Directors approved a change to the Wolf Energy Services Inc. (former Enviro Technologies U.S. Inc.) fiscal year from December 31 to March 31, as a result of the Merger to conform to Banner's year end.

Forward Split and Corporate Name Change

On January 13, 2023, Wolf Energy Services Inc. (formerly Enviro Technologies U.S., Inc.) completed a 4-for-1 forward stock split of its issued and outstanding shares of its common stock to shareholders of record as of the close of business on December 30, 2022. The Company filed articles of amendment to its articles of incorporation with the Secretary of State of the State of Florida effective January 17, 2023. Pursuant to a unanimous written consent of the Company’s board of directors, the only change reflected in the articles of amendment is an increase in the authorized number of shares of common stock of the Company from 250,00,000 shares to 1,000,000,000 shares in connection with the Company’s 4-for-1 forward stock split. Throughout this Quarterly Report on Form 10-Q, common stock share and per share information, including stock award units, options and the Company's convertible note conversion ratio in common stock shares have been revised for all periods presented to give effect to the forward stock split.

On December 30, 2022 the Company’s board of directors and majority shareholder approved a name change of the Company to “Wolf Energy Services Inc.”, as the new name will better reflect the Company’s business and operations.  On January 30, 2023, the Company filed articles of amendment to its articles of incorporation with the Secretary of State of Florida and after processing by FINRA, the Company has formally changed its name to Wolf Energy Services Inc. effective February 1, 2023.   Additionally, effective February 1, 2023, Wolf Energy Services Inc. will begin trading under its new ticker symbol, WOEN.

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

As the reverse merger transaction resulted in the owner of Banner gaining control over the combined entity after the transaction, and the shareholders of Wolf Energy Services Inc. (formerly Enviro Technologies U.S., Inc.) continuing only as passive investors, the transaction was not considered a business combination under the ASC. Instead, this transaction was considered to be a capital transaction of the legal acquiree (Banner) and was equivalent to the issuance of shares by Banner for the net monetary assets of Wolf Energy Services Inc. (formerly Enviro Technologies U.S., Inc.) accompanied by a recapitalization, except for the purchase of the 22,280,500 shares of issued and outstanding common shares of Wolf Energy Services Inc. (formerly Enviro Technologies U.S., Inc.) which were considered as purchase consideration resulting in $3,613,144 of goodwill that was impaired immediately. As a result, the historical balances represent Banner. See Note 2, “Reverse Merger” for full details on the accounting for the reverse merger.

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

The Company recognizes revenue upon satisfaction of its performance obligation at a point in time or over time in accordance with ASC 606-10-25.

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

Cost of sales for the Company includes all direct expenses incurred to produce the revenue for the period. This includes, but is not limited to, direct employee labor, direct contract labor and fuel.

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

For the Company, accounts receivable is comprised of unsecured amounts due from customers that have been conveyed to a factoring agent for both with and without recourse. The Company receives an advance from the factoring agent of 98% of the amount invoiced to the customer within one business day. The Company recognizes revenue for 100% of the gross amount invoiced, records an expense for the 2% finance charge by the factoring agent, and realizes cash for the 98% net proceeds received.

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

Earnings (Loss) Per Share of Common Stock

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share (“EPS”) include additional dilution from common stock equivalents, such as convertible notes. The Company as of and for the nine months ended December 31, 2022 and 2021 had no common stock equivalents.

Recently Issued Accounting Standards

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Liquidity

For the nine months ended December 31, 2022 and 2021, the Company had a net (loss) income from continuing operations (not including the provisions for income taxes) of ($6,068,407) and $4,060,056, respectively, has a working capital deficit of $1,537,872 and $1,607,004 as of December 31, 2022 and March 31, 2022, and has an accumulated deficit as of December 31, 2022 of ($9,050,437). As of December 31, 2022, the Company has $342,705 in cash and cash equivalents.

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

The Company plans include the raising of capital through a private placement of its securities, although there are no assurances the Company will be successful at raising any capital.

Impact of COVID-19

COVID-19 may continue to affect the economy and the industries in which the Company operates, depending on the vaccine and booster rollouts and the emergence of virus mutations.

COVID-19 did not have a material effect on the Statements of Operations or the Balance Sheets for the nine months ended December 31, 2022 and 2021.

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

Correction of Immaterial Misstatement

During the quarter ended September 30, 2022, the Company, in its previously issued condensed consolidated financial statements for the three months ended September 30, 2022, classified $4,900,873 of goodwill in additional paid in capital upon the September 7, 2022 reverse merger between Banner Midstream Corp. and Wolf Energy Services Inc. (formerly Enviro Technologies U.S., Inc). The goodwill was the result of the Banner Midstream Corp.'s reporting unit from the previous parent of Banner Midstream Corp., Ecoark Holdings, Inc.

During the quarter ended December 31, 2022, the Company became aware of the reclassification and has adjusted both goodwill and additional paid in capital by $4,900,873.  The Company has determined that there is no impairment of this goodwill as of December 31, 2022 or September 30, 2022.

Based on an analysis of ASC 250 “Accounting Changes and Error Corrections”, Staff Accounting Bulletin 99 “Materiality” and Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, the Company has determined that this error was immaterial to the previously issued consolidated financial statements for the six months ended September 30, 2022.

NOTE 2: REVERSE MERGER

In accordance with ASC 805-40-45-1, the consolidated financial statements prepared following a reverse acquisition are issued under the name of the legal parent (Wolf Energy Services Inc.) but described in the notes to the financial statements as a continuation of the financial statements of the legal subsidiary (Banner), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent. Comparative information presented in the consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent.

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

Wolf Energy Services Inc, (formerly Enviro Technologies U.S., Inc.) issued Ecoark Holdings, Inc. 51,987,832 shares of common stock valued at $5,328,753 in the reverse merger transaction.

On September 7, 2022, the Company completed the reverse merger transaction of Banner Midstream. As a result of this transaction, which is accounted for as a reverse merger, Banner is a wholly owned subsidiary of Wolf Energy Services Inc. (formerly Enviro Technologies U.S., Inc). In accordance with the terms of the Merger, at the effective time of the Merger, each outstanding share of the common stock of Banner was acquired by the Company in consideration of 51,987,832 shares of Common Stock of the Company. This exchange of shares and the resulting controlling ownership of Banner constitutes a reverse acquisition resulting in a recapitalization of Banner and purchase accounting being applied to Wolf Energy Services Inc. (formerly Enviro Technologies U.S., Inc.) under ASC 805 due to Banner being the accounting acquirer and Wolf Energy Services, Inc. (formerly Enviro Technologies U.S., Inc.) being deemed an acquired business as they were not a shell corporation. This requires financial reporting from the Merger close date forward to reflect only the historic consolidated results of Banner and to include the consolidated results for Wolf Energy Services (formerly Enviro Technologies U.S., Inc.) from September 7, 2022, forward.

The primary reason Banner consummated the Merger with Wolf Energy Services Inc. (formerly Enviro Technologies U.S., Inc.) was the opportunity for the Banner subsidiary previously wholly owned by Ecoark to immediately become a standalone public company without the process of doing its own initial public offering, affording it the opportunity to raise capital more quickly. Following the closing of the Merger, management of the Company determined to discontinue the historical and existing business of Wolf Energy Services (formerly Enviro Technologies U.S., Inc.)

The estimated allocation of the purchase price of the assets acquired and liabilities assumed for the acquisition by Banner of Wolf Energy Services Inc. (formerly Enviro Technologies U.S., Inc.) via the reverse acquisition are set forth below in accordance with the guidance under ASC 805:

Purchase Price Allocation of Wolf Energy Services, Inc. (formerly Enviro Technologies U.S., Inc.)

Current assets	$124,760
Fixed assets	6,912
Right of use assets	128,755
Other non-current assets	10,000
Notes payable	(436,471)
Lease liabilities	(128,755)
Accounts payable and accrued expenses	(1,034,594)
Goodwill	3,613,144

Purchase price	$2,283,751

This allocation is based on management’s estimated fair value of the Wolf Energy Services (formerly Enviro Technologies U.S., Inc.) assets and liabilities as of  September 7, 2022, utilizing the guidance in ASC 820-10-35 which included the measurement based on a known level one input regarding the applicable share price as well as the level of activity in the Company. Wolf Energy Services Inc. (formerly Enviro Technologies U.S., Inc.) net liabilities were derived from a total value of $2,283,751, based on 22,280,500 shares of common stock on September 7, 2022, and the price of $0.10 per share which was a price on September 6, 2022. The Company impaired the goodwill effective with the Exchange on September 7, 2022, as they had decided at that time to sell the FPA business.

The following pro forma balance sheet reflects the details of the March 31, 2022 consolidated balance sheet as presented in the Company’s financial statements as a result of the reverse merger.

PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2022

	Historical
	Wolf	Banner	Other	Other
	Energy	Midstream	Transaction	Transaction
	Services Inc.	Corp.	Adjustments	Adjustments	Pro Forma
ASSETS			(1)	(2)

CURRENT ASSETS
Cash	$10,879	$99,452	$-	$(10,879)	$99,452
Accounts receivable	6,397	164,388	-	(6,397)	164,388
Prepaid expenses and other current assets	2,679	382,373	-	(2,679)	382,373
Inventory	114,614	-	-	(114,614)	-
Current assets held for sale	-	-	-	-	-
Total current assets	134,569	646,213	-	(134,569)	646,213

NON-CURRENT ASSETS

Property and equipment, net	7,119	2,506,738	-	(7,119)	2,506,738
Intangible assets, net	-	1,716,331	-	-	1,716,331
Right of use asset - financing leases	-	301,126	-	-	301,126
Right of use asset - operating leases	141,388	64,094	-	(141,388)	64,094
Other assets	10,143	-	-	(10,143)	-
Goodwill	-	4,900,873	-	-	4,900,873
Non-current assets held for sale	-	-	-	-	-
Total non-current assets	158,650	9,489,162	-	(158,650)	9,489,162

TOTAL ASSETS	$293,219	$10,135,375	$-	$(293,219)	$10,135,375

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$358,859	$373,697	$-	$(358,859)	$373,697
Accrued expenses - related party	840,565	1,116,698	-	(840,565)	1,116,698
Current portion of lease liability - financing leases	-	145,174	-	-	145,174
Current portion of lease liability - operating leases	51,835	45,004	-	(51,835)	45,004
Current portion of long-term debt	-	572,644	-	-	572,644
Due to Ecoark Holdings	-	-	-	-	-
Loans payable, current portion	114,155	-	-	(114,155)	-
Loans payable - related parties	53,000	-	-	(53,000)	-
Current liabilities held for sale	-	-	-	-	-
Total current liabilities	1,418,414	2,253,217	-	(1,418,414)	2,253,217

NON-CURRENT LIABILITIES
Long-term debt, net of current portion	-	67,511	-	-	67,511
Loan payable, net of current portion	147,816	-	-	(147,816)	-
Lease liability - financing leases, net of current portion	-	149,884	-	-	149,884
Lease liability - operating leases, net of current portion	89,553	22,519	-	(89,553)	22,519
Non-current liabilities held for sale	-	-	-	-	-
	237,369	239,914	-	(237,369)	239,914

Total liabilities	1,655,783	2,493,131	-	(1,655,783)	2,493,131

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.001 par value	-	-	-	-	-
Common stock, $0.001 par value	22,288	2,228	27,472	-	51,988
Additional paid-in capital	15,373,836	10,398,789	(16,786,160)	1,362,564	10,349,029
Accumulated deficit	(16,758,688)	(2,758,773)	16,758,688	-	(2,758,773)
Total stockholders’ equity (deficit)	(1,362,564)	7,642,244	-	1,362,564	7,642,244

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$293,219	$10,135,375	$-	$(293,219)	$10,135,375

Adjustments:	(1)	To reflect the retained earnings and other equity balances of Banner Midstream Corp., recombination with Wolf Energy Services Inc.
	(2)	To reclassify assets held for sale of FPA.

The consolidated statements of operations and cash flows represent the operations of Banner for the nine months ended December 31, 2022 and 2021 and include cost allocations from Banner’s former parent Ecoark as discussed below.

Cost Allocations

The accompanying consolidated financial statements and footnotes of Banner have been prepared in connection with the closing of the Exchange and have been derived from the consolidated financial statements and accounting records of Ecoark operated on a standalone basis during the periods presented and were prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements reflect allocations of certain Ecoark corporate, infrastructure and shared services expenses, including centralized research, legal, human resources, payroll, finance and accounting, employee benefits, real estate, insurance, information technology, telecommunications, treasury, and other income and expenses for interest expense on debt that portions were used for Banner Midstream, changes in derivative liabilities on the books of Ecoark for warrants granted in offerings of which proceeds went towards the operations of Banner Midstream, and conversions of debt. As noted, the derivative liabilities are included in Ecoark's financial statement however, the advances made by Ecoark related to the proceeds received that were recognized as a derivative liability are included in the March 31, 2022 balance sheet as "Due to Ecoark Holding". Where possible, these charges were allocated based on direct usage, with the remainder allocated on a pro rata basis of headcount, asset, or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the periods presented pursuant to SAB Topic 1.B.1. The allocations may not, however, reflect the expense the Company would have incurred as a standalone company for the periods presented. These costs also may not be indicative of the expenses that the Company will incur in the future or would have incurred if the Company had obtained these services from a third party.

Management believes the assumptions underlying our financial statements, including the assumptions regarding the allocation of general corporate expenses from Ecoark are reasonable. Nevertheless, our financial statements may not include all actual expenses and income that would have been incurred had the Company operated as a standalone company during the periods presented and may not reflect our results of operations, financial position and cash flows had we operated as a standalone company during the periods presented.

Actual costs that would have been incurred if the Company had operated as a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

NOTE 3: REVENUE

The Company recognizes revenue when it transfers promised services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those services.

The following table disaggregates the Company’s revenue by major source for the nine months ended December 31:

	2022	2021
Revenue:
Transportation Services	$15,401,105	$13,754,732
Fuel Rebate	175,819	195,944
Equipment Rental and other	17,500	40,812
	$15,594,424	$13,991,488

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

Collections of the amounts billed are typically paid by the customers within 30 to 60 days.

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2022 and March 31, 2022:

	December 31,	March 31,
	2022	2022
	(unaudited)
Leasehold improvements	$-	$18,052
Machinery and equipment	2,409,345	3,333,045
Total property and equipment	2,409,345	3,351,097
Accumulated depreciation and impairment	(1,337,407)	(844,359)
Property and equipment, net	$1,071,938	$2,506,738

As of December 31, 2022, the Company performed an evaluation of the recoverability of these long-lived assets. The analysis resulted in no impairment as of related to these assets.

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

 In October 2022, the Company sold equipment and incurred a loss of $21,227.

Depreciation expense for the nine and three months ended December 31, 2022 and 2021:

	Nine Months Ended December 31,
	2022	2021
	(unaudited)	(unaudited)

Depreciation expense	$144,640	$327,178

	Three Months Ended
	December 31,
	2022	2021
	(unaudited)	(unaudited)
Depreciation expense	$49,861	$109,060

NOTE 5: INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following as of December 31, 2022 and March 31, 2022:

	December 31,	March 31,
	2022	2022
	(unaudited)
Customer relationships	$2,100,000	$2,100,000
Non-compete agreements	250,000	250,000
Total intangible assets	2,350,000	2,350,000
Accumulated amortization and impairment	(826,399)	(633,669)
Intangible assets, net	$1,523,601	$1,716,331

In the acquisition of Banner Midstream by Ecoark Holdings, the intangible assets acquired consisted of customer relationships and non-compete agreements valued at $2,350,000. The estimated useful lives of the customer relationships are ten years based on the estimated cash flows from those customer contracts, and the estimated useful lives of the non-compete agreement is five years amortized over a straight-line method.  These assets continue to be amortized as there have been no changes or evidence of impairment.

In addition to the statutory based intangible assets noted above, the Company recorded a total of $4,900,873 of goodwill in connection with the acquisition of Banner Midstream by Ecoark Holdings.

The Company assessed the criteria for impairment, and there were no indicators of impairment present as of December 31, 2022 and therefore no impairment is necessary.

Amortization expense for the nine and three months ended December 31, 2022 and 2021:

	Nine Months Ended
	December 31,
	2022	2021
	(unaudited)	(unaudited)
Amortization expense	$192,729	$261,611

	Three Months Ended
	December 31,
	2022	2021
	(unaudited)	(unaudited)
Amortization expense	$64,243	$87,203

The following is the future amortization of the intangibles as of December 31:

2023	$263,363
2024	262,549
2025	230,252
2026	205,144
2027	202,825
Thereafter	359,468
$1,523,601

NOTE 6: ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of  December 31, 2022 and March 31, 2022:

	December 31,	March 31,
	2022	2022
	(unaudited)
Insurance	$917,407	$343,726
Compensation	499,730	245,179
Taxes	67,207	85,000
Interest	19,727	-
Repairs and Maintenance	30,000	-
Professional fees and consulting costs	19,337	442,793
Total	$1,553,408	$1,116,698

NOTE 7: LONG-TERM DEBT

Long-term debt consisted of the following as of December 31, 2022 and March 31, 2022. All of the long-term debt (a – e) in the chart below was repaid prior to the Merger on September 7, 2022. For a full description of the debt, see the Ecoark Holdings SEC Form 10-K filed on July 7, 2022.

	December 31,	March 31,
	2022	2022
	(unaudited)

Note payable – Alliance Bank (a)	$-	$236,755
Commercial loan – Firstar Bank (b)	-	245,217
Auto loan 1 – Firstar Bank (c)	-	16,839
Auto loan 4 – Ally Bank (d)	-	23,012
Tractor loan 6 – Tab Bank (e)	-	118,332
Total long-term debt	-	640,155
Less: current portion	-	(572,644)
Long-term debt, net of current portion	$-	$67,511

Interest expense on long-term debt during the nine months ended December 31, 2022 and 2021 are $15,424 and $65,248, respectively.

FPA entered into a Payroll Protection Plan (PPP) loan with Bank of America and an EIDL loan with the Small Business Administration dated May 4, 2020 and June 23, 2020, respectively in the amounts of $111,971 and $150,000, respectively.

These loans are reflected in current and long-term liabilities held for sale as of December 31, 2022.

NOTE 8: NOTES PAYABLE

During the period ended December 31, 2022, Wolf Energy Services Inc. (formerly Enviro Technologies U.S., Inc.) had been advanced certain amounts by the former directors/management and the former directors/management had converted accrued compensation to both convertible and non-convertible promissory notes as reflected below.

	December 31,	March 31,
	2022	2022
	(unaudited)

Unsecured Convertible Promissory Note (a)	$755,565	$-
Unsecured Convertible Promissory Note (b)	90,000	-
Unsecured Promissory Note (c)	92,667	-
Total notes payable	938,232	-
Less: current portion	(938,232)	-
Notes payable, net of current portion	$-	$-

(a)	Unsecured Convertible Promissory Note entered into on August 23, 2022 accruing interest at the rate of 6% per annum payable monthly, maturing August 23, 2023. The note is convertible into shares of the Company’s common stock at a price of $0.015 per share, which was the closing price of the common stock on the date the note was entered into. The note is with the former CEO of the Company. On December 29, 2022, the Company issued 4,000,000 shares of common stock in conversion of $60,000.

(b)	Unsecured Convertible Promissory Note entered into on August 23, 2022 accruing interest at the rate of 6% per annum payable monthly, maturing August 23, 2023. The note is convertible into shares of the Company’s common stock at a price of $0.015 per share, which was the closing price of the common stock on the date the note was entered into. The note is with a former director of the Company.

(c)

Unsecured Promissory Note entered into on August 23, 2022 accruing interest at the rate of 6% per annum payable monthly, maturing August 23, 2023. The note is with the former CEO of the Company.  In the three and nine months ended December 31, 2022, the Company repaid $46,333.

Interest expense on the notes payable during the nine months ended December 31, 2022 and 2021 are $19,727 and $0, respectively, and $13,202 and $0 for the three months ended December 31, 2022 and 2021, respectively.

NOTE 9: STOCKHOLDERS’ EQUITY (DEFICIT)

The Company has 5,000,000 shares of preferred stock and 1,000,000,000 shares of common stock authorized at $0.001 par value per share, and there were 78,268,332 and 51,987,832 common shares issued and outstanding at December 31, 2022 and March 31, 2022, respectively, and no shares of preferred stock issued and outstanding, respectively.

In September 2022, the Company issued 51,987,832 shares of common stock in a Share Exchange Agreement with Ecoark Holdings and Banner Midstream Corp. The shares were valued at $0.10 per share ($5,328,753) as that was the value per share of the common stock at closing.

On December 19, 2022, the Company's Board of Directors approved a four-for-one forward stock split for shareholders of record as of December 30, 2022.

On December 29, 2022, the Company issued 4,000,000 shares of common stock in conversion of convertible promissory notes in the amount of $60,000.

There were no equity transactions for the nine months ended December 31, 2021.

Stock Options

As of December 31, 2022, there remains 40,000 fully vested stock options that expire November 2023 at a $0.025 strike price. There is no stock-based compensation for the nine-month and three-month periods ended December 31, 2022 and 2021. The intrinsic value of these options at December 31, 2022 is $2,300.

Restricted Stock Units

Pursuant to the Employment Agreement with the Company's CEO, Jimmy Galla dated November 15, 2022, the Company granted 10,000,000 restricted stock units that vest quarterly for 20 consecutive quarters (500,000 per quarter).  The Company has expensed $18,750 in these restricted stock units for the nine months ended December 31, 2022.   There was no expense for the nine months ended December 31, 2021.

NOTE 10: CONCENTRATIONS

Customer Concentration. Two and one customers accounted for more than 10% of the accounts receivable balance at each of December 31, 2022 and March 31, 2022, respectively for a total of 97% and 98% of accounts receivable, respectively. In addition, two and two customers represent approximately 80% and 98% of total revenues for the Company for the nine months ended December 31, 2022 and 2021, respectively.

The Company occasionally maintains cash balances in excess of the FDIC insured limit. The Company does not consider this risk to be material.

NOTE 11: LEASES

The Company has adopted ASU No. 2016-02, Leases (Topic 842) and accounts for their leases in terms of the right of use assets and offsetting lease liability obligations under this pronouncement. The Company recorded these leases at present value, in accordance with the standard, using a discount rate between 2.5% and 11.36%. The right of use asset is composed of the sum of all lease payments, at present value, and is amortized straight line over the life of the expected lease term. For the expected term of the lease the Company used the initial terms ranging between 42 and 60 months.

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

As of December 31, 2022, the value of the unamortized lease right of use asset for the operating leases is $316,271 (through maturity in September 2027). As of December 31, 2022, the Company’s lease liability was $317,171 from operating leases.

Maturity of lease liability for the operating leases for the period ended December 31,
2023	$87,461
2024	71,077
2025	72,000
2026	72,000
2027	54,000
Imputed interest	(39,367)
Total lease liability	$317,171

Disclosed as:
Current portion	$72,319
Non-current portion	$244,852

Amortization of the right of use asset for the period ended December 31,
2023	$75,920
2024	62,320
2025	61,827
2026	65,113
2027	51,091

Total	$316,271

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Nine Months	Nine Months
	ended	ended
	December 31,	December 31,
	2022	2021
	(unaudited)	(unaudited)
Operating lease expense	$55,568	$49,055

	Three Months	Three Months
	ended	ended
	December 31,	December 31,
	2022	2021
	(unaudited)	(unaudited)
Operating lease expense	$22,765	$16,552

NOTE 12: DISCONTINUED OPERATIONS

In September, 2022, the Company’s Board of Directors and management after the Share Exchange Agreement, determined that the FPA business will be sold. As this determination represents a strategic shift that will have a major effect on the Company’s operations and financial results, in accordance with ASC 205-20-45-1E, the Company has reclassified FPA’s assets and liabilities as held for sale and presented the results of operations of FPA as discontinued operations, and when FPA is sold, will recognize a gain or loss on disposal.

Current assets as of December 31, 2022 and March 31, 2022 – Discontinued Operations:

	December 31,	March 31,
	2022	2022
Cash	$7,700	$-
Accounts receivable	10,332	-
Inventory	82,090	-
Prepaid expenses	13,927	-
	$114,049	$—

Non-current assets as of December 31, 2022 and March 31, 2022 Discontinued Operations:

	December 31,	March 31,
	2022	2022
Other assets	$10,000	$-
Property and equipment, net	6,913	-
	$16,913	$—

Current liabilities as of December 31, 2022 and March 31, 2022 –Discontinued Operations:

	December 31,	March 31,
	2022	2022
Accounts payable and accrued expenses	$202,129	$-
Current portion of long-term debt	111,971	-
	$314,100	$—

Non-current liabilities as of December 31, 2022 and March 31, 2022 –Discontinued Operations:

	December 31,	March 31,
	2022	2022
Long-term debt	$150,000	$-

	$150,000	$—

The Company reclassified the following operations to discontinued operations for the nine months ended December 31, 2022 and 2021, respectively.

	2022	2021
Revenue	$26,895	$-
Operating expenses	175,413	-
Other (income) loss	7,530	-
Net loss from discontinued operations	$(156,048)	$-

The Company reclassified the following operations to discontinued operations for the three months ended December 31, 2022 and 2021, respectively.

	2022	2021
Revenue	$20,895	$-
Operating expenses	121,806	-
Other (income) loss	5,666	-
Net loss from discontinued operations	$(106,577)	$-

NOTE 13: COMMITMENT

On November 15, 2022, the Company entered into a five-year Employment Agreement with its CEO, Jimmy Galla. Under the terms of the Employment Agreement, the Company agreed to compensate its CEO at a rate of $250,000 annually (“Base Pay”). In addition to the Base Pay, Mr. Galla shall be eligible to earn an annual bonus of up to 100% of the Base Pay based on terms and conditions, including the financial performance of the Company, as well as individual performance goals, as set forth in a bonus plan that is to be determined by the Company’s Board of Directors.  The Company also granted Mr. Galla 10,000,000 restricted stock units that vest quarterly for 20 consecutive quarters (500,000 per quarter).

NOTE 14: SUBSEQUENT EVENTS

On January 13, 2023, the Company completed a 4-for-1 forward stock split of its issued and outstanding shares of its common stock to shareholders of record as of the close of business on December 30, 2022. The Company filed articles of amendment to its articles of incorporation with the Secretary of State of the State of Florida effective January 17, 2023. Pursuant to a unanimous written consent of the Company’s board of directors, the only change reflected in the articles of amendment is an increase in the authorized number of shares of common stock of the Company from 250,00,000 shares to 1,000,000,000 shares in connection with the Company’s 4-for-1 forward stock split.

On December 30, 2022, the Company's board of directors and majority shareholder approved a name change of the Company to "Wolf Energy Services Inc.", as the new name will better reflect the Company's business and operations.  On January 30, 2023, the Company filed articles of amendment to its articles of incorporation with the Secretary of State of Florida and after processing by FINRA on January 31, 2023, the Company has formally charged its name to Wolf Energy Services Inc.  Additionally, effective February 1, 2023, Wolf Energy Services began trading under its new OTCQB ticker symbol, WOEN.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations for the three and nine months ending December 31, 2022 and 2021 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. The discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as the Company's plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Statement Regarding Forward Looking Information in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Effective September 7, 2002, Ecoark Holdings, Inc., a Nevada corporation (“Ecoark” or “Ecoark Holdings”) and Banner Midstream Corp. (“Banner” or “Banner Midstream”) completed a Share Exchange Agreement (the “Agreement”) with Wolf Energy Services Inc. (formerly Enviro Technologies U.S., Inc). Under the Agreement, Ecoark acquired 51,987,832 shares of Wolf Energy Services Inc. (formerly Enviro Technologies U.S., Inc.) common stock in exchange for all the capital stock of Banner owned by Ecoark, which represents 100% of the issued and outstanding shares of Banner (the “Merger”). Upon closing of the Agreement, Banner became a wholly owned subsidiary of Wolf Energy Services Inc. (formerly Enviro Technologies U.S., Inc.) via a reverse merger. As a result, the historical financial information of the Company is that of Banner. The transaction was accounted for as a reverse merger, whereby Banner Midstream is considered the accounting acquirer. Since the reverse merger occurred with a non-shell public company, the transaction included the purchase of the non-controlling interest of Wolf Energy Services Inc. (formerly Enviro Technologies US, Inc).

Immediately following the Closing, Ecoark owned approximately 70% of the issued and outstanding shares of Wolf Energy Services Inc. (formerly Enviro Technologies U.S. Inc.) common stock. Ecoark is quoted on the Nasdaq Capital Market under the symbol “ZEST”. At the Closing Jimmy R. Galla was appointed Chief Executive Officer and Chief Financial Officer of the Company. Following the Closing, Raynard Veldman and John A. DiBella resigned as directors of the Company and John A. DiBella resigned as Chief Executive Officer and Chief Financial Officer of the Company. Mr. DiBella continues to serve as the sole officer of Florida Precision Aerospace, Inc., a wholly owned subsidiary of the Company (“FPA”).

The Merger was accounted for as a reverse acquisition. No cash was paid relating to the acquisition. As the reverse merger transaction of Banner Midstream resulted in the owners of Banner Midstream gaining control over the combined entity after the transaction, and the shareholders of the Company continuing only as passive investors, the transaction was not considered a business combination under ASC 805. Instead, this transaction was considered to be a capital transaction of the legal acquiree (Banner Midstream) and was equivalent to the issuance of shares by Banner Midstream for the net monetary assets of the Company accompanied by a recapitalization, except for the purchase of the 22,280,500 shares of issued and outstanding common shares of Wolf Energy Services Inc. (formerly Enviro Technologies U.S., Inc.) which were considered as purchase consideration resulting in $3,613,144 of goodwill that was impaired immediately. As a result, the financial information in this report is that of Banner Midstream.

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

Hydraulic fracturing, or fracking, is a process that creates fractures extending from the well bore into the rock formation to enable natural gas or oil contained in the rock to move more easily from the rock pores to a production conduit, or an opening at the surface designed to allow for extraction of the energy resource. The hydraulic fracturing technique is used to enable the extraction of natural gas or oil from shale and other forms of “tight” rock, or in other words, impermeable rock formations that lock in oil and gas and make fossil fuel production difficult. The process entails blasting water, chemicals, and sand into these formations at pressures high enough to crack the rock in which the targeted resources are embedded, allowing the once-trapped gas and oil to flow to the surface.

Because the process is highly reliant on an ample supply of sand and other materials, Pinnacle Frac capitalizes on this demand by helping its customers timely supply the materials to the drilling site in sufficient quantities to complete the process. Banner Midstream’s customers consist of oil and gas drilling to which Banner Midstream may be the prime contractor, and third-party contractors assisting with another party’s drilling operation for which Banner Midstream serves as the subcontractor.

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

Going Concern

For the nine months ended December 31, 2022 and 2021, the Company had a net (loss) income from continuing operations (not including the provision for income taxes) of ($6,068,407) and $4,060,056, respectively, has a working capital deficit of $1,537,872 and $1,607,004 as of December 31, 2022 and March 31, 2022, and has an accumulated deficit as of December 31, 2022 of ($9,050,437). The report of our independent registered public accounting firm on our consolidated financial statements for the year ended March 31, 2022 filed as an exhibit to the Company’s Amendment No. 1 to Form 8-K filed on October 31, 2022 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our working capital deficit, accumulated deficit and negative cash flows from operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances the Company will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

RESULTS OF OPERATIONS FOR CONTINUING OPERATIONS FOR THE nine months ended December 31, 2022 and 2021

REVENUE

The following table shows revenues for the nine months ended December 31, 2022 and 2021:

	Nine Months Ended
	December 31,
	2022	2021
Revenue from continuing operations:
Transportation Services	$15,401,105	$13,754,732
Fuel Rebate	175,819	195,944
Equipment Rental and Other	17,500	40,812
Total	$15,594,424	$13,991,488

Revenues for the nine months ended December 31, 2022 were $15,594,424 as compared to $13,991,488 for the nine months ended December 31, 2021.  The increase of 11% was primarily due to an increase in load counts and higher fuel surcharges.

Cost of Revenues and Gross Profit

The following table shows the costs of revenues for the nine months ended December 31, 2022 and 2021:

	Nine Months Ended
	December 31,
	2022	2021
Total	$12,380,959	$10,043,981

Cost of revenues for nine months ended December 31, 2022 were $12,380,959 as compared to $10,043,981 for same period in prior year. Costs were higher primarily due to costs related to independent third-party owner-operator trucks, insurance, and higher fuel costs. These increased costs drove a decrease in gross profit margins to 21% in the nine months ended December 31, 2022 compared to 28% in the nine months ended December 31, 2021.

Operating Expenses

The following table shows operating expenses for the nine months ended December 31, 2022 and 2021:

	Nine Months Ended
	December 31,
	2022	2021
Operating Expenses:
Salaries and salary related costs	$812,148	$1,801,027
Professional and consulting fees	9,060	314,841
Selling, general and administrative	3,510,124	4,488,967
Depreciation, amortization, and impairment	3,950,513	588,789
Total	$8,281,845	$7,193,624

Total operating costs increased by approximately 15% for the nine months ended December 31, 2022 compared to same period of prior year. The increase was primarily due to $3,613,144 impairment costs of goodwill on the effective date of the Exchange on September 7, 2022, offset by $978,843 lower selling, general and administrative expenses ("SG&A") primarily related to the home office allocations in prior year and none in current year and $988,879 lower salary and salary related costs.

Selling, General and Administrative

The following table shows SG&A expenses for the nine months ended December 31, 2022 and 2021:

	Nine Months Ended
	December 31,
	2022	2021
Selling, General and Administrative Expenses:
Insurance	$1,753,674	$1,362,725
Equipment rental	413,627	270,326
Factoring expense	273,608	318,817
Repairs and maintenance	217,424	535,201
Rents	129,129	163,410
Taxes and licenses	72,665	187,919
Legal and professional	205,928	16,251
Home office allocation	-	1,107,535
Other	444,069	526,783
Total	$3,510,124	$4,488,967

Total SG&A costs decreased $978,843 from nine months ended December 2021 primarily due to lower home office allocations in current year as compared to prior year, offset by higher insurance costs.

Depreciation, Amortization, and Impairment

The following table shows depreciation, amortization, and impairment expenses for the nine months ended December 31, 2022 and 2021:

	Nine Months Ended
	December 31,
	2022	2021
Depreciation of frac sand transportation equipment	$144,640	$327,178
Amortization of intangible assets	192,729	261,611
Impairment of Goodwill	3,613,144	-
Total	$3,950,513	$588,789

Total depreciation, amortization, and impairment expense was $3,950,513 for the nine months ended December 31, 2022, compared to $588,789 for the same period last year. The change was primarily due to the sale of several trucks and trailers in our sand frac transportation business in the three months ended June 30, 2022 and the impairment of goodwill on the effective date of the Exchange on September 7, 2022.

Other Income (Expense)

The following table shows other income (expense) for the nine months ended December 31, 2022 and 2021:

	Nine Months Ended
	December 31,
	2022	2021
Change in fair value of derivative liabilities	$-	$7,647,407
Loss on disposal of fixed assets	(971,251)	-
Interest expense, net of interest income	(28,776)	(341,234)
Total	$(1,000,027)	$7,306,173

Total other (expense) was ($1,000,027) for the nine months ended December 31, 2022, compared to total other income of $7,306,173 in same period of prior year. Change in fair value of derivative liabilities for nine months ended December 31, 2021 was a non-cash income of $7,647,407 as compared to zero for same period of current year. As noted, the changes in the derivative liability in 2021 was for a derivative liability recognized on Ecoark’s books as it was indexed to their common stock. Banner Midstream recorded a liability of “Due to Ecoark Holdings” for the proceeds received by Ecoark related to the financing transactions that Ecoark completed that resulted in the recognition of the derivative liabilities.

For the nine months ended December 31, 2022 there was a (loss) on disposal of fixed assets of $(971,251) as a result of the sale of multiple company owned tractors and trailers. Proceeds from the sales of fixed assets were $580,000. Many of the trucks/trailers were non-operating. There was no corresponding gain or loss in the prior year.

Interest expense, net of interest income, for the nine months ended December 31, 2022 was ($28,776) as compared to ($341,234) for same period of prior year. The decrease in interest expense was the result of the expense related to the granting of warrants for interest in the prior year.

RESULTS OF OPERATIONS FOR CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED December 31, 2022 and 2021

Revenue

The following table shows revenues for the three months ended December 31, 2022 and 2021:

	Three Months Ended
	December 31,
	2022	2021
Revenue from continuing operations:
Transportation Services	$5,252,191	$4,138,871
Fuel Rebate	68,620	47,073
Equipment Rental and Other	2,500	7,500
Total	$5,323,311	$4,193,444

Revenues for the three months ended December 31, 2022 were $5,323,311 as compared to $4,193,444 for the three months ended December 31, 2021. The increase of 27% was due to an increase in load counts and higher fuel surcharges.

Cost of Revenues and Gross Profit

The following table shows the costs of revenues for the three months ended December 31, 2022 and 2021:

	Three Months Ended
	December 31,
	2022	2021
Total	$4,093,343	$3,344,656

Cost of revenues for the three months ended December 31, 2022 were $4,093,343 as compared to $3,344,656 for same period in prior year. Costs were higher primarily due to costs related to independent third-party owner-operator trucks, insurance premium increases, and higher fuel costs. Despite the increased costs, gross profit margins increased to 23% in the three months ended December 31, 2022 compared to 20% in the three months ended December 31, 2021 due to a higher margins on certain types of loads.

Operating Expenses

The following table shows operating expenses for the three months ended December 31, 2022 and 2021:

	Three Months Ended
	December 31,
	2022	2021
Operating Expenses:
Salaries and salary related costs	$273,279	$442,417
Professional and consulting fees	—	143,164
Selling, general and administrative	1,147,960	1,208,920
Depreciation, amortization, and impairment	114,104	196,263
Total	$1,535,343	$1,990,764

Total operating costs decreased by approximately 23% for the three months ended December 31, 2022 compared to same period of prior year. The decrease was primarily due to lower salaries and salary related costs and lower SG&A primarily due to lower home office cost allocation.

Selling, General and Administrative

The following table shows selling, general and administrative expenses for the three months ended December 31, 2022 and 2021:

	Three Months Ended
	December 31,
	2022	2021
Selling, General and Administrative Expenses:
Insurance	$572,840	$501,134
Equipment rental	134,637	110,813
Factoring expense	98,696	97,938
Repairs and maintenance	60,690	146,510
Rents	28,626	54,901
Taxes and licenses	44,196	30,042
Legal and professional	162,766	9,437
Home office allocation	-	114,580
Other	45,509	143,565
Total	$1,147,960	$1,208,920

Total SG&A decreased $60,960 from three months ended December 2021 primarily due to the home office allocations in prior year and none in current year, offset by increased insurance costs.

Depreciation, Amortization, and Impairment

The following table shows depreciation, amortization, and impairment expenses for the three months ended December 31, 2022 and 2021:

	Three Months Ended
	December 31,
	2022	2021
Depreciation of frac sand transportation equipment	$49,861	$109,060
Amortization of intangible assets	64,243	87,203
Impairment of Goodwill	-	-
Total	$114,104	$196,263

Total depreciation, amortization, and impairment expense was $114,104 for the three months ended December 31, 2022, compared to $196,263 in same period last year. The change was primarily due to the sale of several trucks and trailers in our sand frac transportation business in the three months ended June 30, 2022.

Other Income (Expense)

The following table shows other income (expense) for the three months ended December 31, 2022 and 2021:

	Three Months Ended
	December 31,
	2022	2021
Change in fair value of derivative liabilities	$-	$5,489,568
Loss on disposal of fixed assets	(21,227)	-
Interest expense, net of interest income	(13,352)	(2,109)
Total	$(34,579)	$5,487,459

Total other (expense) was ($34,579) for the three months ended December 31, 2022, compared to total other income of $5,487,459 in same period of prior year. Change in fair value of derivative liabilities for three months ended December 31, 2021 was a non-cash income of $5,489,568 as compared to zero for same period of current year. As noted, the changes in the derivative liability in 2021 was for a derivative liability recognized on Ecoark’s books as it was indexed to their common stock. Banner Midstream recorded a liability of “Due to Ecoark Holdings” for the proceeds received by Ecoark related to the financing transactions that Ecoark completed that resulted in the recognition of the derivative liabilities.

For the Three Months Ended December 31, 2022, there was a (loss) on disposal of fixed assets of $(21,227) as a result of the sale of multiple company owned tractors and trailers. Proceeds from the sales of fixed assets were $0 as the assets were under a lease/purchase agreement.  There was no corresponding gain or loss in the prior year.

Interest expense, net of interest income, for the three months ended December 31, 2022 was ($13,352) as compared to ($2,109) for same period of prior year.

Liquidity and Capital Resources:

Cash at December 31, 2022 was $342,705 as compared to $99,452 at March 31, 2022. Our working capital deficit at December 31, 2022 was $1,537,872 as compared to a working capital deficit at March 31, 2022 of $1,607,004. At December 31, 2022, the Company had an accumulated deficit of $9,050,437. Our current assets increased by 134% at December 31, 2022 as compared to March 31, 2022, which reflects increases in prepaid expenses and cash. Our current liabilities increased by -35% at December 31, 2022 as compared to March 31, 2022, which reflects $8,777,545 reduction in the Due to Ecoark liability, offset by higher accrued expenses and Notes Payable to prior owners of $938,232. Accounts payable and accrued expenses increased primarily due to insurance expenses.

On April 5, 2021, FPA received a loan (the “2021 PPP Loan”) from Cross River Bank in the amount of $75,085, pursuant to the Payroll Protection Plan (PPP) under Division A, Title I of the CARES Act. FPA used the entire 2021 PPP Loan amount for qualifying expenses.

Under the terms of the PPP, certain amounts of the 2021 PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. Notification was received that the 2021 PPP Loan has been forgiven.

The Company does not have any external sources of liquidity and does not have any capital commitments.

Summary of cash flows

The following table summarizes our cash flows:

	Nine Months Ended
	December 31,
	2022	2021
	(Unaudited)
Cash flow data:
Cash provided by operating activities	$891,864	$1,454,966
Cash provided by investing activities	$458,910	$—
Cash used in financing activities	$(1,107,521)	$(1,545,051)

Net cash provided in operating activities in the nine months ended December 31, 2022 was primarily attributable to our net loss for the period and increased prepaid expenses offset in part by goodwill impairment, loss of disposal of fixed assets and lower accounts payable and accrued expenses.

Net cash provided in operating activities in the nine months ended December 31, 2021 was primarily attributable to our net income for the period and a decrease in due to parent liabilities, offset by an increase in home office allocation expense.

Net cash provided in investing activities during the nine months ended December 31, 2022 as primarily attributable to the sale of equipment. Net cash used in investing activities during nine months ended December 31, 2021 was zero.

Net cash used in financing activities during the nine months ended December 31, 2022 was primarily due to repayments of long-term debt on equipment and payments made to reduce lease liabilities. Net cash used in financing activities during the nine months ended December 31, 2021 was primarily attributable to the repayment of the equipment note payable and repayment of related party debt.

Our ability to generate future revenues, generate sufficient cash flow to pay our operating expenses and report profitable operations in future periods will depend on a number of factors, many of which are beyond our control. Our independent auditors have included in their audit report an explanatory paragraph that states that our working capital deficits and accumulated deficit raises substantial doubt about our ability to continue as a going concern. If the Company fails to achieve profitability on a quarterly or annual basis, or to raise additional funds when needed, or does not have sufficient cash flows from sales, we may be required to scale back operations. As a result of the above, there is substantial doubt about the ability of the Company to continue as a going concern and the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Critical Accounting Policies, Estimates and Assumptions

The critical accounting policies listed below are those the Company deems most important to their operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, management’s estimate of provisions required for uncollectible accounts receivable, fair value of assets held for sale and assets and liabilities acquired, impaired value of equipment and intangible assets, including goodwill, asset retirement obligations, estimates of discount rates in lease, liabilities to accrue, fair value of derivative liabilities, cost incurred in the satisfaction of performance obligations, permanent and temporary differences related to income taxes and determination of the fair value of stock awards.

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

Management judgment is required when determining the following: when variable consideration is no longer probable of significant reversal (and hence can be included in revenue); whether certain revenue should be presented gross or net of certain related costs; when a promised service transfers to the customer; and the applicable method of measuring progress for services transferred to the customer over time. The Company recognizes revenue upon satisfaction of its performance obligation at a point in time in accordance with ASC 606-10-25-30 for its contracts.

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

Off Balance Sheet Arrangements

As of the date of this report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guaranteed contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

In response to recent inflationary pressures in the U.S., the Federal Reserve commenced interest rate hikes in calendar year 2022 in an effort to combat inflation. Because of these and other developments, a recession is expected in the coming months by many economic analysts, which may, among other things, reduce demand for our products and services as well as increase operating costs to the extent the Company is unable to procure required resources to continue our operations. As a result of the overall volatility of oil prices, it is not possible to predict the Company’s future cost of services it uses or provides.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting company.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer who also serves as our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2022. On December 31, 2022, our management concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

Except for the internal controls adopted by the Company pursuant to the Merger, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this report you should carefully consider the risk factors in our previously filed reports and our subsequent filings with the SEC, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 8, 2022, the Company and Jimmy Galla, the Company’s Chief Executive Officer and Chief Financial Officer, agreed to cancel the Restricted Stock Awards dated November 15, 2022 (“RSAs”) granting Mr. Galla 10,000,00 shares of restricted common stock in exchange of an equal amount of Restricted Stock Units (“RSUs”) under a Restricted Stock Unit Agreement dated December 8, 2022 (the “RSU Agreement”). The RSUs are issued pursuant to the Employment Agreement by and between the Company and Mr. Galla dated November 15, 2022. The RSUs vest in 20 equal quarterly increments on the last day of each calendar quarter, beginning with December 31, 2022, subject to continued employment on each applicable vesting date.  The restricted securities were issued pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable to our company.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference			Filed or
No.	Exhibit Description	Form	Date Filed	Exhibit Number	Furnished Herewith

2.1	Share Exchange Agreement dated August 23, 2022 by and among Enviro Technologies U.S., Inc., Banner Midstream Corp. and Ecoark Holdings, Inc.*	8-K	8/29/22	2.1
3.1	Certificate of Domestication and Articles of Incorporation filed in the State of Florida	8-K	12/28/20	3(v)
3.1(a)	Articles of Amendment to Articles of Incorporation effective January 17, 2023 – forward stock split	8-K	1/17/23	3.1
3.2	Bylaws	10-K	3/31/21	3(ii)
10.1	Restricted Stock Unit Agreement by and between the Company and Jimmy Galla dated December 8, 2022+	8-K	12/12/22	10.1
10.2	Employment Agreement by and between the Company and Jimmy Galla dated November 15, 2022+	8-K	11/17/22	10.1
10.3	Indemnification Agreement by and between the Company and Jimmy Galla dated November 15, 2022+	8-K	11/17/22	10.2
31.1	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer and Chief Financial Officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				Filed
101.INS	Inline XBRL Instance Document.				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				Filed

*	Certain schedules and other attachments have been omitted. The Company undertakes to furnish the omitted schedules and attachments to the Securities and Exchange Commission upon request.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized.

Wolf Energy Services Inc.

By:	/s/ Jimmy R. Galla
Jimmy R. Galla
Chief Executive Officer and Chief Financial Officer

DATED: February 7, 2023