Form 10-K
period 2023-03-31
WOLF ENERGY SERVICES INC.
filed 2023-06-26
CIK 1043894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-30454

Wolf Energy Services Inc.

(Exact name of registrant as specified in its charter)

Florida	82-0266517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

408 State Highway 135 N, Kilgore, Texas	75662
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	903-392-0948

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered under Section 12(g) of the Act:

Common stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act 915 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,301,409 on September 30, 2022.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 78,268,332 shares of common stock are issued and outstanding as of June 20, 2023.

DOCUMENTS INCORPORATED BY REFERENCE5

None.

Audit Firm Id	Auditor Name:	Auditor Location:
587	RBSM LLP	New York, NY

i

PART I

ITEM 1.	BUSINESS

Throughout this Annual Report on Form 10-K (this “Report”), the terms “Wolf Energy,” the “Company,” “we,” “us,” “our,” “registrant,” and “Company” refer to Wolf Energy Services Inc., a Florida corporation. On January 17, 2023, we effected a forward split of our outstanding and authorized shares of common stock pursuant to which each one share of common stock was divided into and became four shares of common stock. All share numbers set forth in this Report give effect to the forward split.

Cautionary Note Regarding Forward Looking Statements

This Report contains, in addition to historical information, certain forward-looking statements, that includes information relating to future events, future financial performance, strategies, business opportunities, expectations including our goals and projections, the expected results from and trends and developments in our transportation and logistics activities, future plans for and anticipated transactions and relationships with respect to transportation and logistics operations, our working capital needs, potential financings through the sale of our common stock or other securities, the subsequent use and sufficiency of the proceeds from any capital raising methods we may undertake to fund our operations, our further development and implementation of our business plan and our ability to locate sources of capital necessary to meet our business needs and objectives. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements.

In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “would,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “plan,” “potential” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report or incorporated herein by reference.

You should read this Report and the documents we have filed as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from what we expect. You should not assume that the information contained in this Report or in any document incorporated herein by reference is accurate as of any date other than the date on the front cover of those documents.

Risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from those expressed or implied in our written or oral forward-looking statements may be found in this Report under “Item 1A. - Risk Factors.”

Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Report particularly our forward-looking statements, by these cautionary statements.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. Set forth below is a summary of the principal risks we face:

●	Our ability to continue as a going concern and potential need for additional capital;
●	We have incurred significant losses since inception, we may continue to incur losses and negative cash flows in the future;

●

We derive a significant portion of our revenue from a small number of customers, under contracts that may be terminated on short notice without cause, and the loss of one of these customers, or a reduction in their demand for our services, could adversely affect our business, financial condition, results of operations and prospects;

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
●

The majority of our accounts receivable and revenues are derived from a very limited number of customers, and any loss of these customers or reduction in work orders from them would materially adversely affect us; and

●	Dilution to our shareholders in the event of conversion of any of our outstanding convertible notes.

Overview

Wolf Energy is a holding company which operates primarily in the transportation and logistics services business serving hydraulic fracking companies and assisting in their operations through Banner. On February 1, 2023, we amended our articles of incorporation to change our corporate name from “Enviro Technologies U.S., Inc.” to “Wolf Energy Services Inc.” to better reflect our business and operations.

Reverse Merger Transaction

Effective September 7, 2022, the Company completed a Share Exchange Agreement with Banner Midstream Corp., a Delaware corporation (“Banner Midstream”) and Ecoark Holdings, Inc., a Nevada corporation now known as BitNile Metaverse, Inc. (“BitNile”) and the sole shareholder of Banner Midstream, pursuant to which we acquired 100% of the issued and outstanding shares of Banner Midstream in exchange for 51,987,832 shares of the Company’s common stock (the “Exchange”). As a result of the Exchange, Banner Midstream became a wholly-owned subsidiary of the Company. Immediately following the Exchange, BitNile owned approximately 70% of the issued and outstanding shares of Wolf Energy common stock. At the closing of the Exchange Jimmy R. Galla was appointed Chief Executive Officer and Chief Financial Officer of the Company. Following the closing, Raynard Veldman and John A. DiBella resigned as directors of the Company and John A. DiBella resigned as Chief Executive Officer and Chief Financial Officer of the Company. As a result, the historical financial information of the Company is that of Banner Midstream. The transaction was accounted for as a reverse merger whereby Banner Midstream is considered the accounting acquirer. We plan to distribute (the “Spin-Off”) 51,987,832 shares of our common stock held by BitNile (the “Spin-Off Shares”) to the record shareholders of BitNile as of September 30, 2022.

In connection with the Exchange, the Company changed its fiscal year to March 31 from December 31, as March 31 was the year end for Banner Midstream. In September 2022, following the closing of the Exchange, management of the Company determined to reclassify to discontinued operations the activity related to Florida Precision Aerospace, Inc. (FPA). FPA had developed, manufactured, and sold the V-Inline Separator, a technology that efficiently separates liquid/liquid, liquid/solid or liquid/liquid/solid fluid streams with distinct specific gravities.

Principal Operations

The Company operates through Banner Midstream which has two operating subsidiaries: Pinnacle Frac Transport LLC (“Pinnacle Frac”) and Capstone Equipment Leasing LLC (“Capstone”). Pinnacle Frac provides transportation of frac sand and logistics services to major hydraulic fracturing and drilling operations. Capstone procures and finances equipment to oilfield transportation service contractors. Historically BitNile provided us with various corporate services. Following the Exchange, BitNile had no obligation to provide us with assistance. Accordingly, we need to provide internally or obtain from unaffiliated third parties the services we historically receive from BitNile. We may be unable to replace these services on terms and conditions as favorable as those we receive from BitNile. We may be unable to successfully establish the infrastructure or implement the changes necessary to operate independently or may incur additional costs.

Through Pinnacle Frac, the Company provides transportation of frac sand and logistics services to major hydraulic fracturing and drilling operations. Our transportation services entail using third party drivers who assist in transporting sand and related materials to customers’ locations for the customers’ hydraulic fracturing, or fracking. The logistics services Pinnacle Frac provides for its customers’ fracking and drilling enterprises, include the operation of a 24/7 dispatch service center based in Texas through which we dispatch the trucks for hauling frac sand and related equipment. Pinnacle Frac uses independent third-party owner-operators of trucks to service its customers in their fracking operations by transporting materials, mainly frac sand. Our transportation and logistics services operations are primarily centered in the Southern United States, although we also occasionally service fracking operations in the Northeastern United States.

Pinnacle Frac uses a third party’s licensed software known as “propX” and "LoHi" to monitor and execute its transportation and logistics operations. This software is provided at no cost to the Company. Use of this service offers the following benefits for customers, which we provide at no charge, and other industry participants:

●	Reduced road traffic.
●	Reduced personnel on frac site.
●	Eliminate silica dust particles.

By operating a call center and using specialized licensed software to meet customers’ demand for timely delivery and movement of fracking materials, Pinnacle Frac facilitates customers’ fracking operations through the life cycle of the drilling process.

With time, Pinnacle Frac has developed and plans to continue to develop the following business characteristics that we believe enable us to operate effectively and efficiently:

●

Focused Business. We employ a focused business model that enables us to maintain a relatively narrow scope in terms of both the services we offer and our geographic reach. Our central location is in Kilgore, Texas, within relatively close proximity to multiple states in which a large proportion of U.S. oil and gas basins and drilling activities takes place, allows us to strategically deploy our contractors to meet customer demand and plan routes in a manner that efficiently manages limited time and resources. While our limited focus and scope limits our diversification and exposes us to potential risk, management believes at this stage of our business such a structure and focus also enhances our ability to meet our customers’ needs and maintain efficient and sustainable sources of revenue. This model is supplemented by our relatively low employee count, as we instead rely on outside third-party owner-operate truck drivers which are independent contractors to assist us in performing services.

●

Long-Standing Relationships. As mentioned above, we rely on a network of independent contractors to provide quality and timely transportation services to our customers. We enter into contracts with these individuals what enable us to promptly call upon them to perform work when needed. Similarly, we have established long-term relationships with oil and gas companies and adjacent services providers who consistently give us revenue-producing work. We believe these relationships will enable us to create a brand and reputation as a reliable service provider who can consistently provide quality, compliant and timely transportation and delivery services. Because third party drivers supply the vehicles and equipment used to perform the services, we also believe this arrangement causes us to be relatively insulated from supply chain issues when compared to companies who depend on a steady supply of materials and equipment from that they purchase or lease directly. Any issues with shortages on the part of our contractors are frequently solved by the volume of available truck owner-drivers we have available to deploy.

●

Industry Knowledge and Systems. Our personnel have gained valuable experience in operating an oil and gas transportation and logistics company, including an understanding of customers’ operations in the hydraulic fracturing and the energy industry and the roles we play within those processes. We have also developed an understanding of the transportation infrastructure we and our contractors use in the territory in which our operations are focused. Similarly, the certification and compliances processes impacting the transportation and oil and gas businesses in which we are involved are complex and require constant monitoring and awareness of the requirements and ramifications. Finally, our call center and technology systems that we use to provide these services as described elsewhere in this Report are an integral part of our operations and enable us to monitor and supply punctual and complete delivery services while servicing multiple clients and projects throughout the territories in which we provide those services.

Business Strategy

Our principal business objective is to deliver high-quality services that help enable our customers to unlock valuable sources of energy for the American people and economy. By contributing to our customers’ success, as well as those of the oil and gas drilling activities assisted thereby, we in turn position our Company to generate revenue and create opportunity for growth. We believe that by successfully deploying this strategy, we can establish a sustainable business model and enhance stockholder value. We maintain a focus on developing, managing, and growing mutually rewarding relationships with our current and prospective customers in the oil and gas space as well as our contractors and other personnel, and maintaining and improving upon cost-effective and efficient systems and customer-centric solutions. We plan to achieve these objectives through:

●	developing and expanding our relationships with existing and new customers;
●	continuing to focus on providing consistent quality, timing and safety performance;
●	investing further in enhancing efficiencies and strategic growth initiatives;
●	generating revenue organically and raising capital as needed to sustain and grow our operations; and
●	evaluate potential opportunities to expand or enter into strategic alliances and transaction that strengthen our capabilities, increase our geographic scope and create stockholder value.

As described above, we believe our focused business model, concentrating efforts on a single step in the oil and gas exploration and drilling process, limiting our scope to a small number of connected states, and nurturing existing operational relationships, positions us well for organic growth within an industry characterized with consistent demand, we also face challenges for some of the same reasons, as described in more detail elsewhere in this Report, particularly under “Risk Factors.” Navigating and overcoming these challenges will be critical to our ability to maintain and grow our operations, increase our revenue streams and establish new sources of income, and cultivate and build on value for our shareholders.

Our principal operations involve the provision of transportation services wherein we deploy truck drivers and trucks to transport materials, mainly frac sand, to productive drilling locations to enable customers to conduct their drilling activities there. We maintain an organized network of Company personnel and contractors to ensure we meet customer needs in a timely manner. Set forth below is a summary of the hydraulic fracturing process, which our customers conduct, and on which our services and the revenue we generate therefrom primarily depend.

Hydraulic Fracturing

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

Because the process is highly reliant on an ample supply of sand and other materials, Pinnacle Frac capitalizes on this demand by helping its customers timely supply the materials to the drilling site in sufficient quantities to complete the process. Our customers consist of oil and gas drilling to which we may be the prime contractor, and third-party contractors assisting with another party’s drilling operation for which we serve as the subcontractor.

Due to concerns surrounding health, safety and environmental, or HSE, impacts of hydraulic fracturing, Pinnacle Frac takes an active role in assessing occupational risk and finding methods to better manage these issues. To further these efforts, we have implemented an HSE program which consists of the following key features aimed at avoiding, preventing, detecting and mitigating certain hazards that are inherent in operating as a participant in the hydraulic fracturing field:

●	Jobs Safety Analysis (JSA) Program
●	Near-Miss Reporting System
●	Accident Reporting System

All programs are designed with the purpose of mitigating the risk of future safety incidents, while also ensuring that when rare instances occur when a safety incident does occur, that the Company has a plan to address in a consistent, formal manner to ensure the utmost safety for its employees and contractors.

To enhance safety, each of our Pinnacle Frac employees and contractors are put through our safety program to meet the needs of our customers while maintaining adequate safety protocols. Through this system, workers gain knowledge of how to maintain optimum work conditions and be prepared for the variety of potential challenges that may arise.

We monitor performance under our HSE program throughout the year to evaluate our goals are being met and to address any concerns in this regard should they arise.

Key Contracts

We enter into certain key contracts in our operations, which can generally be divided into two board categories: (i) contracts with independent contractor owner-operator truck drivers, and (ii) contracts with customers. Each of these categories of contracts and counter parties are summarized as follows:

Truck Driver Agreements

We enter into standard independent contractor agreements with owner-operate truck drivers, which are for-hire interstate motor carrier individuals or entities that employ such individuals. Under these agreements, we procure the driving services from the contractor while simultaneously leasing their vehicles for transporting frac materials in bulk to a specified destination. Under these agreements, we are given inspection rights with respect to the vehicles prior to commencement of the service, as well as the ability to determine whether a particular driver is qualified to perform the service. Thereafter the contractor/driver is responsible for determining the route, stops and other details of delivering the materials in transit at the agreed upon time. We compensate the contractors a percentage of the fees we receive for completion of the delivery. We also provide for the applicable insurance coverage in accordance with applicable law. These agreements generally have a one-year term and are subject to earlier termination and automatic renewal.

Customer Agreements

We enter into master services agreements with our customers which provide the general terms of our provision of transportation and logistics services to them. These agreements generally provide that we will provide transportation services with respect to moving frac materials (most commonly sand) from one location to another in the furtherance of oil and gas drilling activities. Our customers, the counter parties to these agreements, are either oil and gas drilling companies which we perform the work for directly, or other transportation and logistics services companies who serve the oil and gas industry through which we provide trucking assistance in the provision of services to a third-party oil and gas drill operator by our customer (in essence making us the subcontractor in such project). These agreements provide for us to transport frac materials from one specified location to another under work orders. We perform our obligations under these agreements using the independent contractor agreements with owner-operator truck drivers described above. We typically submit invoices for customers under these agreements either on a periodic or on a per-project basis. We are generally required to maintain insurance under these agreements and assume liability for the loss of all cargo lost, damaged, delayed or lost. Furthermore, these contracts may be terminated without cause on 30 day notice or less. Our contracts with our major customers currently contain terms consistent with our agreements with our other customers.

Competition

With respect to our frac sand transportation and logistics business, which constitutes substantially all of our revenue, we compete against other third-party services company as well as owners major global, national and regional oil and gas companies with vertically integrated operations which also provided similar services to other oil and gas companies. These competitors offer the transportation services we do, but also offer additional services we do not, including the equipment and labor needed to complete other steps in the hydraulic fracturing process. Similarly, as oil and gas companies which comprise our prospective market base grow, the often attempt to develop and deploy more of their activities using in-house personnel and assets, which diminishes our prospective market and could result in new sources of competition to us. Many of these competitors possess greater financial, technical, human and other resources than we do, and our financial resources are relatively limited when contrasted with those of many of these competitors.

Sales and Marketing

Through Banner Midstream and its subsidiaries, the Company sells and provides services to its customers via blanket master services agreements.

Government Regulation

Set forth below is an overview of the government regulations we presently face or could face as a result of our current and planned operations. As the regulatory and legal environment evolves, we may become subject to new laws, such as further regulation by the SEC and other agencies, which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see “Risk Factors.”

Transportation Regulation

In connection with our operations, particularly the transportation and relocation of hydraulic fracking equipment and shipment of frac sand, the Company and its independent contractors operates trucks and other heavy equipment. As such, we operate as a motor carrier in providing our services and therefore are subject to regulation by the United States Department of Transportation (“DOT”) and by state agencies in the states in which we provide our services. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, driver licensing, insurance requirements, financial reporting and review of certain mergers, consolidations and acquisitions, and transportation of hazardous materials. Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. To a large degree, intrastate motor carrier operations are subject to state safety regulations that mirror or supplement federal regulations. Matters such as the weight and dimensions of equipment are also subject to federal and state regulations. Certain motor vehicle operators require registration with the DOT. This registration requires an acceptable operating record. The DOT periodically conducts compliance reviews and may revoke registration privileges based on certain safety performance criteria that could result in a suspension of operations.

Commonly, our contracts with customers require that we be registered with DOT and/or the Federal Carrier Safety Administration. We in turn impose similar requirements on the owner-operator truck drivers we utilize to provide services pursuant to our contractual arrangements with them.

Occupational Health and Safety; Independent Contractors

We are subject to the requirements of the federal Occupational Safety and Health Act, which is administered and enforced by the Occupational Safety and Health Administration, commonly referred to as OSHA, and of comparable state laws that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and the public. By deploying truck drivers who transport materials used in hydraulic fracturing and related oil and gas exploratory and drilling activities over long distances, we and our personnel (including independent contractors we hire to perform services) are subject to health and safety risks that subject us to relatively high compliance requirements and costs. We believe that our operations are in compliance with the OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances. OSHA continues to evaluate worker safety and to propose new regulations, such as but not limited to, the new rule regarding respirable silica sand, which required the oil and gas industry to implement engineering controls and work practices to limit exposures below the new limits by June 23, 2021. As of the date of this Report, the applicability of proposed additions to the current regulatory framework to our operations and those of our current and prospective customers remains uncertain.

We continue to monitor the regulatory landscape with respect to our personnel and operations to maintain compliance with applicable requirements. An additional factor as we continue and attempt to grow our operations will be ensuring we are appropriately categorizing and corresponding with our contractors and government entities in the jurisdictions in which we operate. For example, the tax treatment of independent contractors is unique to that of employees, such that if we fail to successfully react and adapt to regulatory developments and applicable requirements, it will expose us to potential non-compliance and liability. Some states are considering legislation and regulations to expand the scope of the definition of “employee” for these and other purposes. If this trend continues and/or we seek to expand into affected markets or jurisdictions in the future, the resulting laws and regulations could apply in a manner that raises our compliance costs or otherwise adversely impacts us. See the risk factor titled “If owner-operators and drivers that we rely upon in our transportation business were to be classified as employees instead of independent contractors, our business would be materially and adversely affected” for more information regarding the risks and uncertainties surrounding our use and characterization of independent contractors given these past and potential developments.

Oil and Gas Industry

Federal regulation of oil and gas is extensive. The recent increases in gasoline and other fuel costs is at least in part been driven by the Biden Administration’s efforts to reduce oil drilling and transition away from fossil fuels. These efforts, including the regulatory developments described below, impact our operations either directly or by affecting our customers in the oil and gas industry.

Since he took office in January 2021, President Biden has signed a series of executive orders seeking to adopt new regulations to address climate change and to suspend, revise, or rescind certain prior agency actions which were part of the Trump Administration’s de-regulatory push, including oil drilling. The Biden Administration is expected to continue to aggressively seek to regulate the energy industry and has stated its goal to eliminate fossil fuels. The new executive orders include, among other things, orders requiring a review of current federal lands leasing and permitting practices, as well as a temporary halt of new leasing of federal lands and offshore waters available for oil and gas exploration, directing federal agencies to eliminate subsidies for fossil fuels, and to develop a plan to improve climate-related disclosures. Federal agencies including the Environmental Protection Agency (“EPA”) and the SEC have followed suit in pushing ahead with new regulations which will adversely affect our future business, as more particularly described below.

In January 2021, President Biden also issued an executive order calling for methane emissions regulations to be reviewed and for the EPA to establish new standards by September 2021. This resulted in the EPA finalizing what it refers to as “the most ambitious federal greenhouse gas emissions standards for passenger cars and light trucks ever” in December 2021. The EPA has also adopted regulations under existing provisions of the Clean Air Act that, among other things, establish Prevention of Significant Deterioration (the “PSD”), construction and Title V operating permit reviews for certain large stationary sources. Facilities required to obtain PSD permits for their greenhouse gas emissions also will be required to meet “best available control technology” standards that will be established on a case-by-case basis. The EPA also has adopted rules requiring the monitoring and reporting of greenhouse gas emissions from specified onshore and offshore natural gas and oil production sources in the United States on an annual basis, which include certain of our operations.

In November 2021, the EPA released new proposed methane rules which would impose regulations on methane release at existing wells nationwide, although methane primarily affects gas production rather than oil which is our focus. These new rules, among other things, would implement a comprehensive monitoring program to require companies to find and fix leaks. Additionally, the new rules would require well operators to place gas that is produced in a pipeline to be sold, when possible, to prevent wasting the gas, which could force us or well operators on which we rely to sell the gas at lower prices and thereby reduce our revenues. As with most regulations, smaller participants like us will face more burdens due to the compliance and other costs and the limited revenue to absorb such costs. In November 2022, the EPA announced it intends to strengthen its proposed methane standards and cut methane and other harmful air pollution.

While a recent U.S. Supreme Court case imposed limitations on the EPA’s authority under the Clean Air Act, including by holding that the EPA’s attempted energy generation shifting entailed an overly broad interpretation of the statute’s delegation of authority, if the EPA adopts the above or other regulations and such regulations are held to be valid, the resulting new regulatory framework could impose additional restrictions and costs on our operations which could materially adversely affect our business. The regulations at issue in the recent case pertained to an attempt to shift a portion of U.S. energy production from coal to natural gas by an enumerated percentage by 2030. In February 2022, a federal judge blocked a Biden Administration executive order which used the “social cost of carbon.” The Interior Department responded by suspending permits for oil and gas drilling.

Although Congress from time-to-time has considered legislation to reduce emissions of greenhouse gases, there has not been significant activity in the form of adopted legislation to reduce greenhouse gas emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of states, including states in which we operate, have enacted or passed measures to track and reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and regional greenhouse gas cap-and-trade programs. Most of these cap-and-trade programs require major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall greenhouse gas emission reduction goal is achieved. These reductions may cause the cost of allowances to escalate significantly over time.

Additionally, the United States re-joined, effective February 19, 2021, the non-binding international treaty to reduce global greenhouse gas emissions (the “Paris Agreement”), adopted by over 190 countries in December 2015. The Paris Agreement entered into force in November 2016 after more than 70 nations, including the United States, ratified or otherwise indicated their intent to be bound by the agreement. The United States had previously withdrawn from the Paris Agreement effective November 4, 2020. Following the United States re-joining the Paris Agreement, President Biden announced in April 2021 the United States’ pledge to achieve an approximately 50% reduction from 2005 levels in “economy-wide” net greenhouse gas emissions by 2030. To the extent that the United States implements this agreement or imposes other climate change regulations on the oil and natural gas industry, or that investors insist on compliance regardless of legal requirements, it could have an adverse effect on our business, operating results and future growth.

Independent Contractors

Because we deploy independent contractor owner-operate truck drivers for our transportation operations, we depend on the classification of those individuals as independent contractors under applicable federal and state laws and regulations to conduct our business. While we strive to operate in a manner consistent with these requirements, these laws or regulations may be altered, supplemented or interpreted in a manner that is inconsistent with our present understanding of their applicability or scope. For more information about the regulations impacting our truck drivers and transportation operations, see “Risk Factors” and specifically the risk factor titled “If owner-operators and drivers that we rely upon in our transportation business were to be classified as employees instead of independent contractors, our business would be materially and adversely affected.”

Environmental Compliance

Our operations are or may become subject to numerous laws and regulations relating to environmental protection and climate change. These laws and regulations change frequently, and the effect of these changes is often to impose additional costs or other restrictions on our operations. We cannot predict the occurrence, timing, nature or effect of these changes. We also operate under a number of environmental permits and authorizations. The issuing agencies may take the position that some or all of these permits and authorizations are subject to modification, suspension, or revocation under certain circumstances, but any such action would have to comply with applicable procedures and requirements.

While we are currently not experiencing any material expenses related to the environmental compliance, we may become subject to requirements of environmental or other related laws and regulations in the future, which may result from a number of causes, including potentially new regulations being considered. Please review the Risk Factors in this Report and the paragraph that follows with regard to potential environmental and other compliance expenses.

On March 21, 2022, the SEC released proposed rule changes on climate-related disclosure. The proposed rule changes would require registrants including the Company to include certain climate-related disclosures in registration statements and periodic reports, including information about climate-related risks that are reasonably likely to have a material impact on the registrant’s business, results of operations, or financial condition, and certain climate-related financial statement metrics in a note to their audited financial statements. The required information about climate-related risks also would include disclosure of a registrant’s greenhouse gas emissions, information about climate-related targets and goals, and transition plan, if any, and requires extensive attestation requirements. The proposed new rules would also require companies to disclose multiple levels of climate impact, including primary direct impacts from the registrant’s own operations, as well as secondary and tertiary effects of the operations and uses by contractors that the registrant utilizes and end-users of the registrant’s products and/or services. If adopted as proposed, the rule changes will result in material additional compliance and reporting costs, including monitoring, collecting, analyzing and reporting the new metrics and implementing systems and procuring additional internal and external personnel with the requisite skills and expertise to serve those functions. We expect that the rules will be adopted in large part at least, and our compliance costs will be material. However, following a June 2022 U.S. Supreme Court administrative decision, we expect a court challenge to any SEC Rule. We cannot predict the outcome of any challenge.

Seasonality

Our business experiences a certain level of seasonality due to our transportation and logistics business which is dependent upon the oil and gas drilling operations of our customers. Demand for oil, on which our operations largely depend through our services to oil and gas company customers, is typically higher in the third and fourth quarters resulting in higher prices. But higher fuel costs may adversely affect our transportations business.

Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of the results that may be realized on an annual basis. Seasonal weather conditions, including the annual flooding of coastal properties, and lease stipulations can limit our trucking business. These seasonal anomalies can pose challenges for our customers and drivers and can increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay operations, thus, lowering the demand for trucking services. Also, the volatility of commodities prices and supply chain issues can potentially delay customers’ drilling projects and in turn our provision of services to and receipt of revenue from those customers.

Dependence on Major Customers

From time-to-time we have had and may continue to have customers generating 10 percent or more of the Company’s consolidated revenues, and loss of such customers could have a material adverse effect on the Company.

In the fiscal year ended March 31, 2022, in our continuing operations, two of our customers accounted for a total of 88% of our accounts receivable, and two customers accounted for 96% of our total revenues. In the fiscal year ended March 31, 2023, in our continuing operations, one customer accounted for a total of 85%of our accounts receivable, and two customers accounted for 82% of our total revenues.  The two customers accounting for the majority of our revenue are Halliburton Energy Services, Inc. and Bulk Logic, LLC.  As discussed above, our agreements with these customers are generally consistent with the terms and conditions of our other customer agreements.

Human Capital Resources

As of the date of the filing of this Report, we have 12 full-time employees, no part-time employees and 31owner-operator independent contractor truck drivers.

Our ability to successfully execute our strategic initiatives is highly dependent on recruiting and retaining skilled personnel and qualified drivers. Our compensation philosophy is based on incentivizing and rewarding performance, with alignment of individual, corporate, and stockholder interests. Compensation includes salaries, benefits, and equity participation. Our owner operator drivers are not salaried employees.

We believe our relations with our employees and drivers are satisfactory.

ITEM 1A.	RISK FACTORS

The following important business risks and factors, and those business risks and factors described elsewhere in this Report or our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in our forward-looking statements, and which could affect the value of an investment in the Company.

Risks Relating to Our Financial Condition

We had incurred net losses from operations for our fiscal year ended March 31, 2023 may continue to experience losses and negative cash flow in the future.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period. As of March 31, 2023, we had cash (not including restricted cash) of $574,233. We have not been profitable on an annual cash basis since inception and had previously incurred significant operating losses and negative cash flow from operations. We recorded net losses from continuing operations (not including provisions of income taxes) of  ($13,029,424) for the fiscal year ended March 31, 2023. Although we expect our revenues to increase, we will likely continue to incur losses and experience negative cash flows from operations for the foreseeable future. If we cannot achieve positive cash flow from operations or net income, it may make it more difficult to raise capital based on our common stock on acceptable terms.

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

Given our limited operating history, it may be difficult to evaluate our future performance or prospects. You should consider the uncertainties that we may encounter as a company that should still be considered an early-stage company. These uncertainties include:

●	the effect of the Biden Administrations’ attempts to eliminate fossil fuels;
●	the impact from the SEC’s climate change rules;
●	the price of oil;
●	our ability to repay our debt;
●	our ability to market our services and products for a profit;
●	our ability to secure and retain key customers; and
●	our ability to adapt to changing market conditions.

If we are not able to successfully address some or all of these uncertainties, we may not be able to expand our business, compete effectively or achieve profitability.

We derive a significant portion of our revenue from a small number of customers, under contracts that may be terminated on short notices without cause, and the loss of one of these customers, or a reduction in their demand for our services, could adversely affect our business, financial condition, results of operations and prospects.

Our customer base is highly concentrated, with 85% of our accounts receivable derived from one customer and 82% of our revenue derived from two customers in the fiscal year ended March 31, 2023. A limited number of customers are expected to continue to comprise a substantial portion of our revenue for the foreseeable future. Because of the concentration of our revenue and accounts receivable among a small number of customers, the loss of one or more of our major customers could have a material adverse effect on our results of operations. Furthermore, contracts with our major customers may be terminated on short notice without cause. The revenue derived from our transportation business is factored non-recourse, so the Company has less exposure to payment defaults and more exposure to a future loss of revenue in the event a significant customer is lost. Since many of our customer contracts allow our customers to terminate the contract without cause and on relatively short notice, any such termination could impair our business, financial condition, results of operations and prospects.

Risks Relating to Our Transportation and Logistics Services Operations

We have significant ongoing capital requirements that could affect our operations if we are unable to generate sufficient cash from operations or obtain financing on favorable terms.

If we were unable to generate sufficient cash from operations, we would need to seek alternative sources of capital, including the incurrence of indebtedness or the issuance of equity securities in a financing transaction, to meet our capital requirements. To the extent that our working capital is insufficient, we may have to scale back operations, or in more extreme cases suspend or cease operations to the extent we are unable to generate sufficient cash flow to support our operations. Further, an inability to access capital necessary to execute our business plan will hinder our growth or limit us from executing on growth initiatives within timeframes desired which may be tied to market conditions that are fleeting, such as oil and gas prices and demand which often determined customer spending patterns.

Legislation, regulations, or government actions related to climate change, greenhouse gas emissions and sustainability initiatives and other ESG laws, regulations and government action, could result in increased compliance and operating costs and reduced demand for fossil fuels.

As described under “Business-Government Regulations”, our operations and those of the oil and gas drilling customers on which our operations depend are regulated extensively at the federal, state and local levels, and lawmakers and government agencies continue to consider potential new laws and regulations that would regulate or otherwise affect our industry. Environmental and other governmental laws and regulations have increased the costs to plan, design, drill, install, operate and abandon oil and natural gas wells. The trend in recent years has been increased scrutiny and regulatory oversight of the oil and gas industry, including among other things increasingly the proposal of new laws and regulations aimed at reducing or restricting oil and gas production and use. For example, in a rulemaking notice in mid-November 2022, the EPA announced a new calculation that would raise the damage estimate referred to as the “Social Cost of Carbon” of from $51 per metric ton, which had been the rate for the last several years, to $190 per metric ton by 2022 and as much as $410 by the year 2080. This amount is expected to guide or influence numerous laws and regulations in the future that are designed to reduce carbon emissions and the harm they cause to the environment. Under these laws and regulations, we could also be liable for personal injuries, property damage and other damages. In addition, failure to comply with these laws and regulations may result in the suspension or termination of our operations or those of our customers and subject us to administrative, civil and criminal penalties and fines.

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

On March 21, 2022, the SEC released proposed rule changes that would require new climate-related disclosure in SEC filings, including certain climate-related metrics and greenhouse gas emissions, information about climate-related targets and goals, transition plans, if any, and extensive attestation requirements. In addition to requiring filers to quantify and disclose direct emissions data, the new rules would also require disclosure of climate impact arising from the operations and uses by the filer’s business partners and contractors and end-users of the filer’s products and/or services. If adopted as proposed, the rule changes could result in the Company incurring material additional compliance and reporting costs, including monitoring, collecting, analyzing and reporting the new metrics and implementing systems and procuring additional internal and external personnel with the requisite skills and expertise to serve those functions. Such costs are likely to materially and adversely affect our future results of operations and financial condition. We expect the rule will be adopted during 2023 and effective beginning at some point after its adoption. We cannot predict the outcome of litigation which we expect will challenge any new climate change rules.

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

A negative shift in investor and public sentiment of the oil and gas industry could have adverse effects on us and our customers’ operations, including our ability to raise debt and equity capital.

Certain segments of the investor community and the public in general have developed negative sentiment towards investing in the oil and gas and related industries. This could result in discounted equity valuations for our securities regardless of perceived or estimated intrinsic value of such securities based on traditional methods of evaluating a business such as financial information and operational results. Some investors, including investment advisors and funds, have stated or informally follow policies to avoid or limit investments in the oil and gas sector based on their social and environmental considerations. The number and extent of these policies has increased as adverse public and investor sentiment towards out industry has intensified due to climate change, nature preservation and other concerns. Such developments, including environmental activism and initiatives aimed at limiting climate change and reducing air pollution, could result in downward pressure on the stock prices of oil and gas companies and those who rely upon such companies, including us. This may also potentially result in a reduction of available capital funding for potential transactions and strategic business initiatives, impacting our future financial results.

Negative public perception could restrict or limit customers’ ability to profitably conduct their businesses, which would also reduce demand for our services. Ultimately, this could make it more difficult for us to continue to generate our grow revenue or secure funding for our current and planned operations.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with fossil fuel-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on the price of our common stock and our or our customers’ access to and cost of capital. Also, institutional lenders may decide not to provide funding for fossil fuel energy companies based on climate change-related concerns, which could affect us or our customers’ access to capital for potential growth projects.

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

In the United States, hydraulic fracturing is currently generally exempt from regulation under the Underground Injection Control program established under the federal Safe Drinking Water Act and is typically regulated by state oil and gas commissions or similar agencies. From time to time, the U.S. Congress has considered adopting legislation intended to provide for federal regulation of hydraulic fracturing and to require disclosure of the additives used in the hydraulic-fracturing process. In addition, certain states have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure, disposal and well-construction requirements on hydraulic-fracturing operations. The adoption of any federal, state or local laws or the implementation of regulations regarding hydraulic fracturing could cause a decrease in the completion of new oil and gas wells and an associated decrease in demand for our transportation services, which would have a material adverse effect on our results of operations, financial condition and cash flows.

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

Failure to comply with these laws and regulations may subject the Company to sanctions, including administrative, civil or criminal penalties, remedial cleanups or corrective actions, delays in permitting or performance of projects, natural resource damages and other liabilities. In addition, these laws and regulations may be amended, and additional laws and regulations may be adopted in the future with more stringent legal requirements.

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

We derive our revenue from customers which are participants in the oil and gas industry. The oil and gas industry is a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and natural gas prices as well as external forces such as weather and major events impacting productivity and supply and demand levels. For example, operating levels of the oil industry have historically been lower in the winter months because of adverse weather conditions. Accordingly, our revenue generally follows a seasonal pattern. Revenue can also be affected by other adverse weather conditions, holidays and the number of business days during a given period because revenue is directly related to the available working days. From time-to-time, we may also suffer short-term impacts from severe weather and similar events, such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions that could harm our results of operations or make our results of operations more volatile.

Similarly, if the currently high oil prices decline, work orders under which we derive our revenue may decline as well. As a result of these factors, we have in the past experienced, and may in the future experience, fluctuations in operating results as a result of the reactions of our customers to changes in oil and natural gas prices. Even if order levels are sustained, we may be forced to accept lower prices for our services based on the lower commodities prices, lack or decline of customer profitability or inability to make payments, or other reasons tied to external forces and beyond our control.

In addition, a majority of the service revenue we earn is based upon a charge for a relatively short period of time (for example, a day, a week or a month) for the actual period of time the service is provided to our customers. By contracting services on a short-term basis, we are exposed to the risks of a rapid reduction in market prices and utilization and resulting volatility in our revenues.

Our operations and those of the customers and oil and gas drilling entities on which our operations directly or indirectly depend are subject to unforeseen interruptions and hazards inherent in the oil and natural gas industry, for which these other stakeholders may not be adequately insured and which could cause us to lose customers and substantial revenue or otherwise be subject to substantial losses or liability.

Our operations and those of our customers and/or the oil and gas drilling operators we serve indirectly through our customers are exposed to the risks inherent in the oil and gas industry, such as equipment defects, vehicle accidents, fires, explosions, blowouts, surface cratering, uncontrollable flows of gas or well fluids, pipe or pipeline failures, abnormally pressured formations and various environmental hazards, such as oil spills and releases of, and exposure to, hazardous substances. For example, the operations and activities on which we depend to generate revenue are subject to risks associated with hydraulic fracturing, including any mishandling, surface spillage or potential underground migration of fracturing fluids, including chemical additives. In addition, these operations and activities are exposed to potential natural disasters, including blizzards, tornadoes, storms, floods, other adverse weather conditions and earthquakes. The occurrence of any of these events could result in substantial losses to us due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigations and penalties or other damage resulting in curtailment or suspension of our operations. Similarly, to the extent our customers or the oil and gas drilling entities on which we depend to provide services experience these foregoing adverse consequences, such a result could also lead to losses or harm to us. The cost of managing such risks may be significant and may be experienced directly by us or passed down through our contractual arrangements with third parties. The frequency and severity of such incidents will affect operating costs, insurability and relationships with customers, contractors, regulators, and other stakeholders. In particular, our current or prospective customers may elect not to use our services in the future if they view the environmental or safety record that we or our customers or other strategic partners hold as unacceptable, which could cause us to lose customers and substantial revenues. Further our insurance may not be adequate to cover all losses or liabilities we may suffer, and we may be unable to maintain or obtain insurance of the type and amount we desires or need at reasonable rates or with sufficient coverage to protect us from these adverse contingencies. A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows.

If any of the above developments occur with respect to our operations or those of others on which we rely, it could materially adversely impact our financial condition and results of operations.

We may be subject to various claims and lawsuits in the ordinary course of business and increases in the amount or severity of these claims and lawsuits could adversely affect us.

We are exposed to various claims and litigation related to commercial disputes, personal injury, property damage, environmental liability, and other matters. Proceedings include claims by third parties, and certain proceedings have been certified or purport to be class actions. Developments in regulatory, legislative, or judicial standards, material changes to litigation trends, or a catastrophic accident or series of accidents, involving any or all of property damage, personal injury, and environmental liability could have a material adverse effect on our operating results, financial condition and liquidity.

We operate with most of our customers under master service agreements, or “MSAs”. Generally, under these MSAs, we assume responsibility for potential adverse events which may occur during operations, including that which may result from automotive collisions or personal injury that may arise in the transportation process. Our MSAs generally require us to carry insurance coverage for these and other events, but such insurance may not adequately cover losses that occur, and insurance premiums would rise based on such events, potentially to the point where it is no longer economically feasible to continue to continue to carry the insurance. For example, we may have liability in such cases if we or in some circumstances our contractors are negligent or commit willful acts. Even in situations where we believe the risks are allocated to another party, be contractually or otherwise, we might not succeed in enforcing such allocation, might incur an unforeseen liability falling outside the scope of such allocation or may be required to enter into an MSA with terms that vary from the allocations of risk to which we generally agree. Litigation arising from occurrences at a location or in transit where our services are involved may result in us being named as a defendant in lawsuits. As a result, we may incur substantial losses which could materially and adversely affect our financial condition and results of operation.

Our future revenue will depend upon the size of the markets which we target and our ability to achieve continuous and sufficient market acceptance.

Even if we procure enough drivers to satisfy the demand for transportation services in the market, our future revenue will depend upon the size of the markets which we target and our ability to achieve continuous and sufficient market acceptance, and such factors as pricing, reimbursement from third-party payors and adequate market share for our services at the target markets. We anticipate that our expenses will increase substantially if and as we:

●	expand the scope of our operations in the geographic territory in which operate;
●	establish a supply-demand chain and a respective trucking infrastructure to commercialize our market opportunities;
●	acquire existing businesses and revitalize their operations with the Company’s framework;
●	seek to attract and retain skilled personnel; and
●	create additional infrastructure to support our operations as a public company and plan future commercialization efforts.

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

The risks associated with these factors are heightened when the United States economy is weakened. Recently, many executive officers of large companies believe our economy is entering a recessionary period. If the U.S. economy enters a recession, among other potential adverse consequences, demand for our products and services and customer and consumer spending patterns will diminish in a manner and possibly to an extent that is materially adverse to our business. Some of the other principal risks during such times are as follows:

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

Fluctuations in the price or availability of fuel, the volume and terms of diesel fuel purchase commitments and surcharge collection may increase our costs related to our transportation operations, which could materially and adversely affect our profits.

Fuel represents a significant expense for our transportation business while the sale of oil provides revenues for our business. Diesel fuel prices fluctuate greatly due to factors beyond our control, such as political events, terrorist activities, armed conflicts, inflation, and the depreciation of the dollar against other currencies and weather, such as hurricanes, tornadoes and other natural or man-made disasters, each of which may lead to an increase in the cost of fuel. Fuel prices also are affected by the rising demand in developing countries and could be adversely impacted by diminished drilling activity and by the use of crude oil and oil reserves for other purposes. Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain. Because Banner Midstream’s transportation operations are dependent upon diesel fuel, significant diesel fuel cost increases, shortages or supply disruptions could materially and adversely affect our operating results and financial condition.

Increases in fuel costs, to the extent not offset by rate per mile increases or fuel surcharges, have an adverse effect on our operations and profitability. Recently, fuel prices have soared to the highest levels in history, increasing our operating costs. While the majority of our fuel costs are covered by pass-through provisions in customer contracts and compensatory fuel surcharge programs, we also incur fuel costs that cannot be recovered even with respect to customers with which we maintain fuel surcharge programs, such as those associated with unbilled miles, or the time when our engines are idling. Because our fuel surcharge recovery lags changes in fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising, leading to fluctuations in our levels of reimbursement. Further, during periods of low freight volumes, shippers can use their negotiating leverage to impose less compensatory fuel surcharge policies. In addition, the terms of each customer’s fuel surcharge agreement vary, and customers may seek to modify the terms of their fuel surcharge agreements to minimize recoverability for fuel price increases. Such fuel surcharges may not be maintained indefinitely or may not be sufficiently effective to cover increased fuel prices.

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

The U.S. Department of Labor published a Notice of Proposed Rulemaking in October 2022 to help employers and workers determine whether a worker is an employee or an independent contractor under the Fair Labor Standards Act. The proposed rule would provide guidance on classifying employees and independent contractors. Publication of the Notice of Proposed Rulemaking in the Federal Register started a 45-day comment period, which closed on November 28, 2022. If the proposed rule is adopted, it will be more difficult to classify workers as independent contractors for Fair Labor Standards Act purposes.

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

Increasing trucking regulations may increase our costs and negatively impact our results of operations.

Is described more fully under “Business-Government Regulation,” in connection with our transportation business, which involves the transportation of frac sand, through our contractors we operate trucks and other heavy equipment. As such, we and our contractors are subject to regulation by the United States Department of Transportation, or “DOT” and by applicable state agencies. These regulatory authorities exercise broad powers with regulations impacting various aspects of our operations and those of third parties with which we are involved. Our trucking operations are also subject to possible regulatory and legislative changes that may increase our costs, be it directly or through third parties with which we contract. Some of these possible changes might include increasingly stringent environmental regulations, changes in the hours of service regulations which govern the amount of time a driver may drive or work in any specific period, onboard black box recorder device requirements or limits on vehicle weight and size. To ensure compliance with regulatory requirements, our customers require us to meet certain standards and we may provide further rights and obligations to address these issues and assume a portion of the risks of regulatory problems arise during the transportation process, which may be due to our contractors over whom we only exercise limited or no control. If we or the third parties on whom we rely are unable to continue to monitor and comply with current transportation-based regulations or requirements as well as any new regulations or requirements to which our operations may become subject, it could materially adversely harm our business.

We face significant competition that may cause a loss of market share or hinder our growth.

The provision of transportation services for the oil and gas industry is highly competitive and has relatively few barriers to entry. Among the principal competitive factors impacting our sales are price, reputation, equipment and service quality and health and safety standards. The market is also fragmented and includes numerous small companies capable of competing effectively in our markets on a local or regional basis, as well as several large companies that possess substantially greater financial and other resources than we do. Our larger competitors’ greater resources could allow those competitors to compete more effectively than we can. For instance, our larger competitors may offer services at below-market prices or bundle ancillary services at no additional cost to customers, making those competitors a more attractive choice to prospective customers. We compete with large national and multi-national companies that have longer operating histories, greater financial, technical and other resources and greater name recognition than we do. Some of our main customers are also competitors within the industry we serve.

The competitive environment may be further intensified by mergers and acquisitions among oil and natural gas companies or other events that have the effect of reducing the number of available customers. As a result of a combination of continued pressure from increased competition and/or other adverse events, we may be forced to lower the prices for our services, which would adversely affect our results of operations. If competition remains the same or increases as a result of industry downturn or other factors, we may be required to lower prices, which would adversely affect its results of operations. In the future, we may lose market share or be unable to maintain or increase prices for our services or to expand our geographic reach or acquire additional business opportunities, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Because of their greater resources or other advantages, our competitors may be able to respond more quickly or effectively to new or emerging technologies and services and changes in customer requirements. The amount of labor and equipment available may exceed demand, which could result in active price competition. In addition, depressed commodity prices lower demand for hydraulic fracturing related services and equipment, which results in lower utilization rates and declines in demand for and at times the rates at which we can market our services. In addition, some oil and gas drilling companies have undertaken efforts to become more vertically integrated by eliminating the need for third party service providers such as us. Any increase in the development and utilization of in-house transportation and logistics capabilities by our customers and/or their customers (typically oil and gas drilling operators) could decrease the demand for our services and have a material adverse impact on our business.

We currently rely on a limited number of suppliers for trucks and equipment to provide our transportation services, which exposes us to risks including price and timing of delivery.

We currently rely on a limited number of suppliers for trucks and related equipment to we deploy in our transportation services business. During periods in which our services are in high demand, we may experience delays in providing those services or be unable to meet the demand within the timeframes desired or at all, in which case our results of operations and ability to capitalize on those opportunities will be diminished. If this were to occur, we could be required to seek other suppliers for such vehicles and equipment, which we may be unable to obtain at reasonable price points, in the volumes or within the timelines necessary to complete a project, or at all. Further the owner-operator truck drivers and the customers with which we do business may face similar challenges that delay or prevent us from completing our services.

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

Oil and natural gas companies’ operations using hydraulic fracturing are substantially dependent on the availability of water, and restrictions on the use and disposal of water and other products used and byproducts produced in the fracking process may impact customers’ operations and have a corresponding adverse effect on our business, results of operations and financial condition.

Water is an essential component of shale oil and natural gas production during both the drilling and hydraulic fracturing processes. The access by oil and natural gas producing entities’ on which our operations depend to water to be used in these processes may be adversely affected due to reasons such as periods of extended drought, privatization, third party competition for water in localized areas or the implementation of local or state governmental programs to monitor or restrict the beneficial use of water subject to their jurisdiction for hydraulic fracturing to assure adequate local water supplies. The occurrence of these or similar developments may result in limitations being placed on allocations of water due to needs by third party businesses with more senior contractual or permitting rights to the water. Our customers’ and end users’ inability to locate or contractually acquire and sustain the receipt of sufficient amounts of water could adversely impact their oil and gas drilling operations and have a corresponding adverse effect on our business, results of operations and financial condition.

Moreover, the imposition of new environmental regulations and other regulatory initiatives could include increased restrictions on oil and gas producing entities’ ability to dispose of flow back and produced water generated by hydraulic fracturing or other fluids resulting from their exploration and drilling activities. Applicable laws impose restrictions and strict controls regarding the discharge of pollutants into waters of the United States and require that permits or other approvals be obtained to discharge pollutants to such waters. Additionally, regulations implemented under both federal and state laws prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the natural gas and oil industry into coastal waters. These laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and hazardous substances. Compliance with current and future environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells and any inability to secure transportation and access to disposal wells with sufficient capacity may increase customers’ and end users’ operating costs and could result in restrictions, delays, or cancellations of our customers’ operations, the extent of which cannot be predicted.

General Risks

Because of the Russian invasion of Ukraine, as well as high inflation and increase Federal Reserve interest rates in response, the effect on the capital markets and the economy is uncertain, and we may have to deal with a recessionary economy and economic uncertainty including possible adverse effects upon the oil and gas industry.

As a result of the Russian invasion of Ukraine, certain events have affected the global and United States economy including increased inflation, Federal Reserve interest rate increases in response, substantial increases in the prices of oil and gas, dramatic declines in the capital markets, and large Western companies ceasing to do business in Russia. The duration of this war and its impact are at best uncertain, and continuation may result in Internet access issues if Russia, for example, began illicit cyber activities. Ultimately the economy may turn into a recession with uncertain and potentially severe impacts upon public companies and us. We cannot predict how this will affect the market for oil and gas and related services, but the impact may be adverse.

Our future success depends on our ability to retain and attract high-quality personnel, and the efforts, abilities and continued service of our senior management.

Our future success depends on our ability to attract, hire, train and retain a number of highly skilled employees and on the service and performance of our senior management team and other key personnel for each of our subsidiaries. The loss of the services of our executive officers or other key employees and inadequate succession planning could cause substantial disruption to our business operations, deplete our institutional knowledge base and erode our competitive advantage, which would adversely affect our business. Competition for qualified personnel possessing the skills necessary to implement our strategy is intense, and we may fail to attract or retain the employees necessary to execute our business model successfully. We do not have “key person” life insurance policies covering any of our executive officers.

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

Mr. Galla may not devote his full time and attention to our company.

Mr. Galla, our Chief Executive Officer and Chief Financial Officer, has business interests outside our company, including serving as principal accounting officer of BitNile. Accordingly, from time to time he may not devote his full time and attention to our affairs. There are no assurances that our business and operations may not be adversely impacted in future periods as a result of the time he may devote to his other business interests instead of a sole focus by him on the affairs of our company.

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

Our failure to maintain an effective system of disclosure controls and internal control over financial reporting, may affect our ability to produce timely and accurate financial statements or our ability to comply with applicable regulations could be impaired.

We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act which requires, among other things, that public companies maintain effective disclosure controls and procedures and internal control over financial reporting. Our management concluded that our disclosure controls and procedures were not effective as of March 31, 2023, and any failure to maintain effective controls or any difficulties encountered in their implementation or improvement in the future could cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which could result in loss of investor confidence and could have an adverse effect on our stock price.

Failure of information technology systems or data security breaches, including as the result of cyber security attacks, affecting us, our business associates, or our industry, may adversely affect our financial condition and operating results.

We depend on information technology systems and services in conducting our business. We and others in the industries in which we operate use these technologies for internal purposes, including data storage and processing, transmissions, as well as in our interactions with our business associates. Examples of these digital technologies include analytics, automation, and cloud services. If any of our financial, operational, or other data processing systems are compromised, fail, or have other significant shortcomings, it could disrupt our business, require us to incur substantial additional expenses, result in potential liability or reputational damage or otherwise have a material adverse effect on our financial condition and operating results.

For example, the operator of the Colonial Pipeline was forced to pay $4.4 million in ransom to hackers as the result of a cyber attack disabling the pipeline for several days in May 2021. The attack also resulted in gasoline price increases and shortages across the East Coast of the United States. As we depend on the availability and price of gasoline in our transportation business, any significant increase in the price and/or shortage of gasoline such as that experienced from the May 2021 cyber attack would have a material adverse effect on our business and operating results.

The price of our common stock is subject to volatility, including for reasons unrelated to our operating performance, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to several factors, some of which may be outside our control, including but not limited to, the following factors:

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

We presently have outstanding 6% convertible notes held by our former officers and directors in the principal amount of $845,565 that if converted would result in the issuance of approximately an additional 56,371,000 shares of our common stock. Furthermore, effective March 29, 2023, we issued a promissory note in the principal amount of $165,000, net of discount, with a maturity date of March 27, 2024. The investor may in its option, at any time following an Event of Default, as defined in the note, convert all or any part of the outstanding and unpaid amount of the note into fully paid and non-assessable shares of common stock at a conversion price per share equal to 75% of the average closing bid price of our common stock during the 5 trading days prior to the date of conversion. The issuance of shares upon conversion of any of the notes will result in dilution to the interests of other shareholders.

Our common stock may be affected by limited trading volume and may fluctuate significantly.

Our common stock is quoted on the OTCQB tier of the OTC Markets. There is a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Thinly traded common stock can be more volatile than common stock traded in an active public market. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

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

Under our Articles of Incorporation our Board of Directors may approve an issuance of up to 5,000,000 shares of “blank check” preferred stock without seeking stockholder approval. Any additional shares of preferred stock that we issue in the future may rank ahead of our common stock in terms of dividend or liquidation rights and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price of our common stock. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our Company. Although we have no present intention to issue any shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

If we are not successful, you may lose your entire investment.

Prospective investors should be aware that if we are not successful in our business, their entire investment in the Company could become worthless. Even if the Company is successful, we can provide no assurances that investors will derive a profit from their investment. We need additional capital to meet our obligations and achieve our business objectives, and we cannot guarantee we will be successful in locating additional required capital as and when needed or that any such amounts will be sufficient for us to establish material revenue growth. If we are not successful, you may lose your entire investment.

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

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to a number of factors, some of which may be outside our control, including but not limited to, the following factors:

●	the large number of shares of our common stock which BitNile stockholders will receive in the Spin-Off;
●	the large number of shares issuable upon conversion of outstanding convertible notes;
●	sales of our common stock by these BitNile stockholders;
●	the sporadic trading of our common stock which means that the limited demand and high supply may lead to price declines;
●	future events related to the market for oil and gas related services or other services we may offer in the future, including regulation;
●	changes in market valuations of companies involved in the oil and gas industry;
●	regulatory initiatives from the Biden Administration or other government agencies;
●	announcements of developments by us or our competitors;
●	the continuation of the stock market slump and any related adverse events affecting the economy;
●

announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, significant contracts, or other material developments that may affect our prospects;

●	actual or anticipated variations in our operating results;
●	adoption of new accounting standards affecting our industry;
●	additions or departures of key personnel;
●	the adverse consequences of future variants of COVID-19; and
●	other events or factors, many of which are beyond our control.

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

There is currently a limited trading market for the Company’s common stock.

Our common stock is quoted on the OTCQB under the symbol “WOEN.” There is currently a limited trading market in our common stock, and we cannot give an assurance that a consistent, active trading market will develop. Trading on the OTCQB is less liquid than the leading national securities exchanges. If an active market for our common stock develops, there is no assurance that such market will be maintained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable.

Furthermore, there is a significant risk that our stock price may fluctuate in the future in response to any of the following factors, some of which are beyond our control:

●	Material declines in the price of or market for oil and natural gas on which our operations depend;
●	Regulation by the federal government including the SEC’s proposed climate change rules and whether such rules when adopted as we expect will apply to smaller reporting companies like the Company;
●	Our ability to maintain relationships with truck drivers and customers in the oil and gas space;
●	The impact of inflation;
●	Economic conditions including the onset of a recession or stagflation;
●	Variations in our quarterly operating results;
●	Announcements that our revenue or income is below analysts’ expectations;
●	Sales of large volume of our common stock especially after the Spin-Off; and
●	Announcements by us or our competitors of significant contracts, strategic partnerships, joint ventures or capital commitments.

Future sales of our common stock in the public market could lower the price of our common stock and impair our ability to raise funds in future securities offerings.

Of 78,268,332 shares of common stock outstanding as of June 15, 2023, approximately 15,774,652 shares (or approximately 20%) are held by investors who are not our affiliates. The Spin-Off Shares, which currently account for 66% of our issued and outstanding common stock, will become unrestricted and freely tradeable stock following the effectiveness of a registration statement (provided we continue to comply with the period reporting obligations under the Exchange Act). Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our common stock and could make it more difficult for us to raise funds in the future through an offering of our securities. Future sales of substantial amounts of our common stock in the public market, or the anticipation of these sales, could materially and adversely affect market prices prevailing from time-to-time, and could impair our ability to raise capital through sales of equity or equity-related securities. In addition, the market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales may occur.

Our common stock is a “penny stock” and thereby be subject to additional sale and trading regulations that may depress the price of our common stock.

Our common stock is a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act. Our common stock may be a “penny stock” if it meets one or more of the following conditions: (i) it trades at a price less than $5 per share; (ii) it is not traded on a “recognized” national securities exchange which excludes the OTC Pink Market or the OTCQB and OTCQX; or (iii) is issued by a company that has been in business less than three years with net tangible assets less than $5 million. Thus, our common stock is a penny stock.

The principal result or effect of being designated a penny stock is that securities broker-dealers participating in sales of our common stock are discouraged from soliciting purchases of our common stock by the SEC’s rules which generally results in low prices and limited trading volume. For example, SEC Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise. In addition, clearing firms, which hold retail accounts dislike penny stocks and through extra compliance efforts and costs they impose, make it hard to sell penny stocks.

We have no transition or services agreements with BitNile and may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent publicly-traded company, and we may experience increased costs after the Exchange and/or Spin-Off.

Historically BitNile provided us with various corporate services. Following the Exchange, BitNile had no obligation to provide us with assistance. Accordingly, we need to provide internally or obtain from unaffiliated third parties the services we historically receive from BitNile. We may be unable to replace these services on terms and conditions as favorable as those we receive from BitNile. We may be unable to successfully establish the infrastructure or implement the changes necessary to operate independently or may incur additional costs. If we fail to obtain the services necessary to operate effectively or if we incur greater costs in obtaining these services, our business, financial condition and results of operations may be adversely affected.

We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Off.

We believe that, as an independent publicly-traded company, we will be able to, among other things, better focus our financial and operational resources on our specific business, implement and maintain a capital structure designed to meet our specific needs, design and implement corporate strategies and policies that are targeted to our business, more effectively respond to industry dynamics and create effective incentives for our management and employees that are more closely tied to our business performance. Further, we expect that the Spin-Off will assist us in complying with certain requirements to have our securities listed on a national securities exchange operated by The Nasdaq Stock Market LLC (“Nasdaq”) or the New York Stock Exchange (“NYSE”). However, we may fail to achieve these goals or realize these benefits, and could also face adverse consequences, such as being more susceptible to market fluctuations and have less support from BitNile who will no longer be a principal stockholder following the Spin-Off. We have been advised that unless we complete a $40 million public offering, we cannot seek to be listed on Nasdaq or the NYSE until following our fiscal year ended March 31, 2024. In addition, we may be unable to uplist our securities in the time we intend, if at all. The completion of the Spin-Off will also require significant amounts of our management’s and other personnel’s time and effort, which may divert their attention away from operating and growing our business.

Until the Spin-Off occurs, the BitNile Board of Directors has sole discretion to change the terms of the Spin-Off in ways that may be unfavorable to us.

Until the Spin-Off occurs, BitNile will remain a principal stockholder. Completion of the Spin-Off remains subject to the discretion of BitNile, including approval by the BitNile board of directors. Additionally, BitNile has the discretion to change the terms of the Spin-Off, including the ratio, which changes could be unfavorable to us or our stockholders, or the security holders of BitNile. In addition, BitNile may decide at any time prior to the completion of the Spin-Off not to proceed with the Spin-Off.

The future issuance of equity or of debt securities that are convertible into, or exercisable for common stock could have negative pressure on the market price of our common stock and could have a material adverse effect on our ability to raise additional equity capital.

We presently have outstanding 6% convertible notes held by our former officers and directors in the principal amount of  $845,565 that if converted would result in the issuance of approximately an additional 56,371,000 shares of our common stock. Furthermore, on March 29, 2023, we issued a promissory note in the principal amount of $165,000, net of discount, with a maturity date of March 27, 2024. The investor may in its option, at any time following an Event of Default, as defined in the Note, convert all or any part of the outstanding and unpaid amount of the note into fully paid and non-assessable shares of common stock at a conversion price per share equal to 75% of the average closing bid price of our common stock during the 5 trading days prior to the date of conversion. To meet our continuing working capital needs, we may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. To the extent that additional capital is raised through the issuance of shares or other securities convertible into, or exercisable for, shares of common stock, our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through future offerings of equity or equity-linked securities. Accordingly, the adverse market and price pressures resulting from an offering pursuant to a registration statement may continue for an extended period of time and continued negative pressure on the market price of our common stock and could have a material adverse effect on our ability to raise additional equity capital.

We have not paid cash dividends in the past and do not expect to pay dividends in the future, so any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES

The Company’s leases approximately 14,300 square feet of office and shop space in Kilgore, Texas commencing August 1, 2022, for a term of 5 years. This space is sufficient to maintain our current and planned operations.

ITEM 3.	LEGAL PROCEEDINGS.

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this Report, we are not aware of any pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ITEM4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock issued is quoted on the OTCQB under the symbol “WOEN.” On June 20, 2023, the last reported sale price of our common stock on the OTCQB was $0.03.

Stockholders

As of June 20, 2023, there were an estimated 790 holders of record of our common stock. A total of 9,915,648 shares of common stock are held in street name and are held by additional beneficial owners.

Dividends

We have never paid a cash dividend on our common stock since inception. The payment of dividends may be made at the discretion of our Board, and will depend upon, but not limited to, our operations, capital requirements, and overall financial condition.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board may consider relevant. We intend to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business. If we do not pay dividends, our common stock may be less valuable because a return on your investment will occur only if our stock price appreciates.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Equity Securities

None.

ITEM 6.	RESERVED.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the fiscal year ended March 31, 2023 ("FY 2023") and fiscal year ended March 31, 2022 ("FY 2022") and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Statement Regarding Forward Looking Information, Item 1A. Business and Item 1A. Risk Factors in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Wolf Energy is a holding company which operates primarily in the transportation and logistics services business serving hydraulic fracking companies and assisting in their operations through Banner Midstream, which has two operating subsidiaries: Pinnacle Frac and Capstone. Pinnacle Frac provides transportation of frac sand and logistics services to major hydraulic fracturing and drilling operations. Capstone procures and finances equipment to oilfield transportation service contractors.

The Company has included in its historical consolidated financial statements certain operating expenses and other income (expense) from BitNile that have been allocated to them in FY 2023 (prior to the sale to the Company on September 7, 2022) and FY 2022, which are part of the Consolidated Statements of Operations for each of these periods. The allocations represented charges incurred by BitNile for certain corporate, infrastructure and shared services expenses, including legal, human resources, payroll, finance and accounting, employee benefits, insurance, information technology, telecommunications, treasury, and other expenses. Where possible, these charges were allocated based on direct usage, with the remainder allocated on a pro rata basis of headcount, asset, or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the periods presented pursuant to SAB Topic 1.B.1. The allocations may not, however, reflect the expense the Company would have incurred as a standalone company for the periods presented. These costs also may not be indicative of the expenses that the Company will incur in the future or would have incurred if the Company had obtained these services from a third party.

Results of Operations for the Year ended March 31, 2023 and 2022

Revenue

The following table shows the Company’s revenues for the year ended March 31:

	Year Ended
	March 31,
	2023	2022
Revenue:
Transportation Services	$19,872,292	$18,457,567
Fuel Rebate	221,004	251,877
Equipment Rental and other	17,500	40,609
	$20,110,796	$18,750,053

Revenues for the year ended March 31, 2023 (FY 2023) were $20,110,796 as compared to $18,750,053 for the year ended March 31, 2022 (FY 2022).  The increase of 7% was due to a higher mix of loads of concrete (average of approximately 760 loads per month at an average of $2,800 per load in FY 2023) compared to no concreate loads in FY 2022 offset by decreased loads of frac sand (average of approximately 1,700 loads per month in FY 2023 compared to approximately 2,800 loads per month in prior year) as well as lower rates per frac sand load (average of approximately $400 per load compared in FY 2023 compared to approximately $486 in FY 2022).   Equipment Rental and Other decreased in FY 2023 due to completion of an outstanding Capstone financing agreement in June 2022.

Costs and Expenses

The following table shows operating expenses for the year ended March 31:

	Year Ended
	March 31,
	2023	2022
Costs and Expenses
Costs of revenues (excludes items below)	$15,592,278	$13,447,203
Salaries and salary related costs	1,138,406	2,494,942
Selling, general and administrative	4,638,670	7,781,350
Depreciation, amortization, and impairment	10,397,900	783,324
Total	$31,767,254	$24,506,819

There was an increase in total costs and expenses of approximately 30% for the year ended March 31, 2023 compared to prior year. The increase was driven by $9,614,576 higher depreciation, amortization and impairment expenses due to the impairment of goodwill of $8,514,017 and impairment of intangible assets of $1,459,358, increased costs of revenues (exclusive of other items shown) of $2,145,075 due to costs related to independent third-party owner-operator trucks and insurance costs, offset by  $3,142,680 lower selling, general and administrative expenses (“SG&A”), $1,356,536 lower salary and salary related costs.

Selling, General and Administrative

The following table shows SG&A expenses for the year ended March 31:

	Year Ended
	March 31,
	2023	2022
Selling, General and Administrative Expenses:
Insurance	$2,305,066	$2,559,116
Capital raising costs	16,750	1,603,346
Equipment rental	637,575	600,432
Factoring expense	337,970	417,338
Repairs and maintenance	248,983	663,920
Rents	155,164	221,872
Taxes and licenses	54,471	207,302
Legal and professional	359,719	975,400
Other	522,972	532,624
Total	$4,638,670	$7,781,350

Total SG&A costs decreased $3,142,680 from the year ended March 31, 2022 primarily due to lower capital raising expense related to a registered direct offering in August 2021, decreased repairs and maintenance costs as we utilized more owner operators than company owned trucks, and lower legal and professional costs due to lower stock-based compensation for consultant incurred in prior year.

Depreciation and Amortization

The following table shows depreciation and amortization expenses for the year ended March 31:

	Year Ended
	March 31,
	2023	2022
Depreciation of frac sand transportation equipment	$167,552	$434,510
Amortization of intangible assets	1,716,331	348,814
Impairment of Goodwill	8,514,017	-
Total	$10,397,900	$783,324

Total depreciation and amortization expense was $10,397,900 for the year ended March 31, 2023, compared to $783,324 last year.

The Company recorded a total of $4,900,873 of goodwill in connection with the acquisition of Banner Midstream by BitNile.  At March 31, 2023, as required by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) section 350-20-35 "Subsequent Measurement", goodwill was tested for impairment.   Based on qualitative testing, it was determined that there was evidence of impairment and the goodwill was fully impaired at March 31, 2023.

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

In the acquisition of Banner Midstream by BitNile, the intangible assets acquired consisted of customer relationships and non-compete agreements valued at $2,350,000. The estimated useful lives of the customer relationships are ten years based on the estimated cash flows from those customer contracts, and the estimated useful lives of the non-compete agreement is five years amortized over a straight-line method. At March 31, 2023, as required by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) section 360 "Property, Plant and Equipment", the customer relationship and non-compete agreements were tested for impairment.   Based on qualitative testing, it was determined that there was evidence of impairment and the agreements were fully impaired at March 31, 2023.

The presentation of depreciation has been included in our operating expenses based on SAB topic 11:B.  Depreciation is not considered a key performance indicator by management and is immaterial as a percentage of revenues.

Other Income (Expense)

The following table shows other income (expense) for the year ended March 31:

	Year Ended
	March 31,
	2023	2022
Change in fair value of derivative liabilities	$-	$10,975,737
Loss on disposal of fixed assets	(1,326,450)	(6,770)
Interest expense, net of interest income	(46,516)	(321,159)
Total	$(1,372,966)	$10,647,808

Total other (expense) was ($1,372,966) for the year ended March 31, 2023, compared to total other income of $10,647,808 in prior year. Change in fair value of derivative liabilities for the year ended March 31, 2022 was a non-cash income of $10,975,737 as compared to zero in current year. As noted, the changes in the derivative liability in FY 2022 were for a derivative liability recognized on BitNile’s books as it was indexed to their common stock. The Company recorded the advances received from its former parent, BitNile as additional paid in capital in the Exchange.

For the year ended March 31, 2023 there was a (loss) on disposal of fixed assets of ($1,326,450), compared to a loss of ($6,770) in prior year.  The current year loss was a result of a disposal and impairment of assets worth $2,953,687 that had a net value of $1,039,737 for cash proceeds of $587,500.

Interest expense, net of interest income, for the year ended March 31, 2023 was ($46,516) as compared to ($321,159) for the prior year. The decrease in interest expense was the result of the expense incurred on the debt assumed in the Banner Midstream acquisition as well as the value related to the granting of warrants for interest in FY 2022.

Summary of cash flows

The following table summarizes our cash flows:

	Year Ended
	March 31,
	2023	2022

Cash flow data:
Cash provided by operating activities	$753,862	$1,589,387
Cash provided by investing activities	$483,324	$—
Cash used in financing activities	$(762,405)	$(1,785,351)

Net cash provided of $753,862 from operating activities in the year ended March 31, 2023 was primarily attributable to our ($13,274,207) net loss for the period consisting of $10,397,900 depreciation, amortization and impairment expense and $1,326,450 loss on disposal of fixed assets.

Net cash provided of $1,589,387 from operating activities in the year ended March 31, 2022 was primarily attributable to net income of $4,806,042 offset by an increase in home office allocations of ($2,954,442)

Net cash provided in investing activities during the year ended March 31, 2022 was attributable to proceeds from sale of fixed assets of $587,500 , offset by purchase of fixed assets of ($261,089)  Net cash provided in investing activities during the year ended March 31, 2022 was zero.

Net cash used in financing activities during the year ended March 31, 2023 was primarily due to repayments of long-term debt on equipment and notes payable offset by proceeds from short term debt. Net cash used in financing activities during the year ended March 31, 2022 was primarily due to repayments of long-term debt on equipment and payments made to reduce lease liabilities.

Our ability to generate future revenues, generate sufficient cash flow to pay our operating expenses and report profitable operations in future periods will depend on several factors, many of which are beyond our control. Our independent auditors have included in their audit report an explanatory paragraph that states that our working capital deficits and accumulated deficit raises substantial doubt about our ability to continue as a going concern. If the Company fails to achieve profitability on a quarterly or annual basis, or to raise additional funds when needed, or does not have sufficient cash flows from sales, we may be required to scale back operations. As a result of the above, there is substantial doubt about the ability of the Company to continue as a going concern and the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Liquidity and Capital Resources:

Going Concern

For the year ended March 31, 2023 and 2022, the Company had a net (loss) income from operations (not including the provision for income taxes) of ($13,029,424) and $4,891,042, respectively, has a working capital deficit of $1,654,456 and $1,607,004, respectively, and has an accumulated deficit as of March 31, 2023 of ($16,032,980). The report of our independent registered public accounting firm on our consolidated financial statements for the year ended March 31, 2023, filed as an exhibit to this report, contains an explanatory paragraph regarding our ability to continue as a going concern based upon our working capital deficit, accumulated deficit and negative cash flows from operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances the Company will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Cash at March 31, 2023 was $574,233 as compared to $99,452 at March 31, 2022. Our working capital deficit at March 31, 2023 was $1,654,456 as compared to a working capital deficit at March 31, 2022 of $1,607,004. At March 31, 2023, the Company had an accumulated deficit of $16,032,980. Our current assets increased by 101% at March 31, 2023 as compared to March 31, 2022, which reflects increases in prepaid expenses and cash. Our current liabilities increased by -31% at March 31, 2023 as compared to March 31, 2022, primarily due to Notes Payable to prior owners of $845,565.

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

Our ability to generate future revenues, generate sufficient cash flow to pay our operating expenses and report profitable operations in future periods will depend on a number of factors, many of which are beyond our control. Our independent auditors have included in their audit report an explanatory paragraph that states that our working capital deficits and accumulated deficit raises substantial doubt about our ability to continue as a going concern. If the Company fails to achieve profitability on a quarterly or annual basis, or to raise additional funds when needed, or does not have sufficient cash flows from sales, we may be required to scale back operations. As a result of the above, there is substantial doubt about the ability of the Company to continue as a going concern and the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue to increase revenues, control expenses, raise capital, and continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. We are continuing to engage in discussions with potential sources for additional capital, however, our ability to raise capital is somewhat limited based upon our revenue levels, net losses and limited market for our common stock. Absent an increase in revenues, we estimate we require approximately $1,000,000 of additional capital to maintain our operations for the next 12 months from the date of filing this Report.  If we fail to raise additional funds when needed, or if we do not have sufficient cash flows from operations, we may be required to scale back or cease certain of our operations.

Effective March 29, 2023, the Company entered into a Securities Purchase Agreement dated March 27, 2023 (the “Purchase Agreement”) with an accredited investor (the “Investor”), pursuant to which the Company sold the Investor a promissory note in the principal amount of $165,000, net of discount (the “Note”). The Note carries a one-time interest charge of twelve percent (12%) which was applied on the issuance date to the principal (22% upon the occurrence of an event of default) and has a maturity date of March 27, 2024. The Note included an original issue discount of $19,800 and transaction expenses of $4,250. The Company received gross proceeds of $165,000 in consideration of issuance of the Note.

The Note requires that the Company make monthly payments for accrued interest and outstanding principal, which shall be paid in ten (10) payments each in the amount of $20,697.60 for total repayment to the Holder of $206,976.00. The first payment was due May 15, 2023, with nine (9) subsequent payments each month thereafter. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty.

Effective March 29 2023, Pinnacle Frac entered into separate agreements with institutional financing parties (each, a “Purchaser”) to provide an aggregate net financing amount of approximately $350,000 prior to expenses and fees of approximately $12,500.

Pinnacle Frac entered into a Purchase and Sale of Future Receipts dated as of March 28, 2023 (the “PSFR”); and Pinnacle Frac entered into a Standard Merchant Cash Advance Agreement dated as of March 28, 2023 (the “MCA”). Under each agreement, Pinnacle Frac sold to a Purchaser a specified percentage of its future sales and receipts (as defined by the applicable agreement). An aggregate purchased amount of such future receipts and sales of $480,000 was sold for an aggregate amount of $350,000, less origination and other fees, which resulted in a net aggregate amount of $337,500. Each agreement provides the Purchaser specified customary collection procedures for the collection and remittance of the weekly payable amount including direct payments from a specified authorized bank account of $10,625 under the PSFR and approximately $6,363 under the MCA. Each agreement expressly provides that the sale of the future receipts shall be construed and treated for all purposes as a true and complete sale of receivables at a discount, and not a loan. Each agreement provides that the title to the sold future receivables is transferred to the Purchaser under such agreement free and clear of all liens and includes customary remedies that may be exercised by such Purchaser upon a breach or default, including payment of attorney fees and costs of collection and, under the MCA, an amount equal to 25% of the then outstanding purchased amount of future receipts. Each agreement also provides customary provisions regarding, among other matters, representations, warranties and covenants, indemnification, arbitration, governing law and venue. Each agreement also provides for the grant by Pinnacle Frac of a security interest in the future receivables and other related collateral under the Uniform Commercial Code in accounts and proceeds.

Critical Accounting Policies, Estimates and Assumptions

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, all of which have a year end of March 31. All intercompany accounts, balances and transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, management’s estimate of provisions required for uncollectible accounts receivable, impaired value of equipment and intangible assets, including goodwill, liabilities to accrue, cost incurred in the satisfaction of performance obligations, permanent and temporary differences related to income taxes, cost allocations from BitNile Metaverse, Inc. to present these consolidated financial statements on a standalone basis and determination of the fair value of stock awards.

Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer

•	Step 2: Identify the performance obligations in the contract

•	Step 3: Determine the transaction price

•	Step 4: Allocate the transaction price to the performance obligations in the contract

•	Step 5: Recognize revenue when the Company satisfies a performance obligation

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

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

•	Variable consideration

•	Constraining estimates of variable consideration

•	The existence of a significant financing component in the contract

•	Noncash consideration

•	Consideration payable to a customer

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

The Company accounts for incremental costs of obtaining a contract with a customer and contract fulfillment costs in accordance with ASC 340-40, Other Assets and Deferred Costs. These costs should be capitalized and amortized as the performance obligation is satisfied, if certain criteria are met. The Company elected the practical expedient, to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that would otherwise have been recognized is one year or less, and expenses certain costs to obtain contracts when applicable. The Company recognizes an asset from the costs to fulfill a contract only if the costs relate directly to a contract, the costs generate or enhance resources that will be used in satisfying a performance obligation in the future and the costs are expected to be recovered. The Company recognizes the cost of sales of a contract as expense when incurred or when a performance obligation is satisfied. The incremental costs of obtaining a contract are capitalized unless the costs would have been incurred regardless of whether the contract was obtained, are not considered recoverable, or the practical expedient applies.

The Company recognizes revenue for their proportionate share of revenue when: (i) the Company receives notification of the successful sale of a load of crude oil to a buyer; (ii) the buyer will provide a price based on the average monthly price of crude oil in the most recent month; and (iii) cash is received the following month from the crude oil buyer.

Cost of sales for Pinnacle Frac includes all direct expenses incurred to produce the revenue for the period. This includes, but is not limited to, direct employee labor, direct contract labor and fuel.

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

For Pinnacle Frac, accounts receivable is comprised of unsecured amounts due from customers that have been conveyed to a factoring agent for both with and without recourse. Pinnacle Frac receives an advance from the factoring agent of 98% of the amount invoiced to the customer within one business day. The Company recognizes revenue for 100% of the gross amount invoiced, records an expense for the 2% finance charge by the factoring agent, and realizes cash for the 98% net proceeds received.

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

Earnings (Loss) Per Share of Common Stock

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share (“EPS”) include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and warrants. The Company as of and for the years ended March 31, 2023 and 2022 had no common stock equivalents.

Cost Allocations

The accompanying consolidated financial statements and footnotes of the Company have been prepared in connection with the expected separation and have been derived from the consolidated financial statements and accounting records of BitNile Metaverse, Inc. operated on a standalone basis during the periods presented and were prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements reflect allocations of certain BitNile Metaverse corporate, infrastructure and shared services expenses, including centralized research, legal, human resources, payroll, finance and accounting, employee benefits, real estate, insurance, information technology, telecommunications, treasury, and other income and expenses for interest expense on debt that portions were used for Banner Midstream, changes in derivative liabilities on the books of BitNile Metaverse for warrants granted in offerings of which proceeds went towards the operations of Banner Midstream, and conversions of debt. As noted, the derivative liabilities are included in BitNile Metaverse's books however, the advances made by BitNile Metaverse related to the proceeds received that were recognized as a derivative liability are included in the March 31, 2022 balance sheet as “Due to BitNile Metaverse, Inc.” which was reclassified to additional paid in capital. Where possible, these charges were allocated based on direct usage, with the remainder allocated on a pro rata basis of headcount, asset, or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the periods presented pursuant to SAB Topic 1.B.1. The allocations may not, however, reflect the expense the Company would have incurred as a standalone company for the periods presented. These costs also may not be indicative of the expenses that the Company will incur in the future or would have incurred if the Company had obtained these services from a third party.

Management believes the assumptions underlying our financial statements, including the assumptions regarding the allocation of general corporate expenses from our Parent are reasonable. Nevertheless, our financial statements may not include all of the actual expenses and income that would have been incurred had we operated as a standalone company during the periods presented and may not reflect our results of operations, financial position and cash flows had we operated as a standalone company during the periods presented.

Actual costs that would have been incurred if we had operated as a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

We also may incur additional costs associated with being a standalone, publicly listed company that were not included in the expense allocations and, therefore, would result in additional costs that are not included in our historical results of operations, financial position and cash flows.

Recently Issued Accounting Standards

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Wolf Energy Services Inc. (formerly known as Enviro Technologies U.S., Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wolf Energy Services Inc. (formerly known as Enviro Technologies U.S., Inc.) (the “Company”) as of March 31, 2023 and 2022, and the related consolidated statements of operations, stockholders deficit and cash flows for each of the two years in the period ended March 31, 2023, and the related notes and schedule (collectively referred to as “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and the results of its operations and its cash flows for each of the two years ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company's Ability to Continue as a Going Concern

The accompanying combined consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and had an accumulated deficit that raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1. The combined consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the combined consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures including examining, on a test basis, evidence regarding the amounts and disclosures in the combined consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there were no critical audit matters.

/s/ RBSM LLP

We have served as the Company’s auditor since 2020.

New York, NY

June 26, 2023

WOLF ENERGY SERVICES INC.
(FORMERLY ENVIRO TECHNOLOGIES U.S. INC.)
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2023 AND MARCH 31, 2022

	MARCH 31,	MARCH 31,
	2023	2022

ASSETS
CURRENT ASSETS:
Cash	$574,233	$99,452
Accounts receivable	146,836	164,388
Prepaid expenses and other current assets	516,370	382,373
Current assets of discontinued operations	60,362	-

Total current assets	1,297,801	646,213

NON-CURRENT ASSETS:
Property and equipment, net	686,327	2,506,738
Right of use asset - operating lease	297,744	64,094
Right of use asset - financing lease	-	301,126
Intangible assets, net	-	1,716,331
Goodwill	-	4,900,873

Total non-current assets	984,071	9,489,162

TOTAL ASSETS	$2,281,872	$10,135,375

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$229,267	$373,697
Accrued liabilities	1,055,862	1,116,698
Due to BitNile Metaverse, Inc. (*)	-	-
Notes payable	845,565	-
Short-term debt, net of discount	511,777	-
Current portion of long-term debt	-	572,644
Current portion of lease liability - operating lease	71,758	45,004
Current portion of lease liability - financing lease	-	145,174
Current liabilities of discontinued operations	238,028	-

Total current liabilities	2,952,257	2,253,217

NON-CURRENT LIABILITIES
Lease liability - operating lease, net of current portion	227,786	22,519
Lease liability - financing lease, net of current portion	-	149,884
Long-term debt, net of current portion	-	67,511
Non-current liabilities of discontinued operations	150,000	-

Total non-current liabilities	377,786	239,914

Total Liabilities	3,330,043	2,493,131

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized and 78,268,332 and 51,987,832 shares issued and outstanding	78,268	51,988
Additional paid in capital (*)	14,906,541	10,349,029
Accumulated deficit	(16,032,980)	(2,758,773)

Total stockholders' equity (deficit)	(1,048,171)	7,642,244

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,281,872	$10,135,375

(*) On September 7, 2022, Banner Midstream Corp merged with Wolf Energy Services Inc. (formerly Enviro Technologies U.S., Inc.) in a reverse merger.  Banner Midstream's parent, BitNile Metaverse, Inc., was issued 51,987,832 shares of Wolf Energy Services Inc. (formerly Enviro Technologies U.S., Inc.) common stock in exchange for all the capital stock of Banner owned by BitNile Metaverse, which represents 100% of the issued and outstanding shares of Banner that were outstanding at the time of the reverse merger.  The Company has reflected this transaction retroactively in these interim financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

WOLF ENERGY SERVICES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

	YEAR ENDED
	MARCH 31,
	2023	2022

REVENUES	$20,110,796	$18,750,053

COSTS AND EXPENSES
Costs of revenues (excludes items below)	15,592,278	13,447,203
Salaries and salaries related costs	1,138,406	2,494,942
Selling, general and administrative costs	4,638,670	7,781,350
Depreciation, amortization, and impairment	10,397,900	783,324

Total costs and expenses	31,767,254	24,506,819

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSE)	(11,656,458)	(5,756,766)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	-	10,975,737
Loss on disposal of fixed assets	(1,326,450)	(6,770)
Interest expense, net of interest income	(46,516)	(321,159)
Total other income	(1,372,966)	10,647,808

(LOSS) INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(13,029,424)	4,891,042

DISCONTINUED OPERATIONS:
Loss from discontinued operations	(207,576)	-
Gain on disposal of discontinued operations	-	-
Total discontinued operations	(207,576)	-

(LOSS) INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(13,237,000)	4,891,042

PROVISION FOR INCOME TAXES	(37,207)	(85,000)

NET (LOSS) INCOME	$(13,274,207)	$4,806,042

NET (LOSS) INCOME PER SHARE - BASIC
Continuing operations	$(0.20)	$0.09
Discontinued operations	-	-
NET (LOSS) INCOME PER SHARE	$(0.20)	$0.09

WEIGHTED AVERAGE SHARES OUTSTANDING	65,448,714	51,987,832

The accompanying notes are an integral part of these consolidated financial statements.

WOLF ENERGY SERVICES INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE AND TWELVE MONTHS ENDED MARCH 31, 2023 AND 2022

					Additional
	Preferred Stock		Common Stock (*)		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital (*)	Deficit	Total

Balance - March 31, 2021 (*)	-	$-	51,987,832	$51,988	$11,140,143	$(7,564,815)	$3,627,316

Cost allocations from BitNile Metaverse, Inc.	-	-	-	-	(2,954,442)	-	(2,954,442)
Advances from BitNile Metaverse, Inc. to Banner Midstream Corp	-	-	-	-	2,163,328	-	2,163,328
Net income for the year	-	-	-	-	-	4,806,042	4,806,042

Balance - March 31, 2022	-	$-	51,987,832	$51,988	$10,349,029	$(2,758,773)	$7,642,244

Balance - March 31, 2022	-	$-	51,987,832	$51,988	$10,349,029	$(2,758,773)	$7,642,244

Advances from BitNile Metaverse, Inc. to Banner Midstream Corp	-	-	-	-	1,834,027	-	1,834,027
To reflect the reverse merger of Banner Midstream Corp.	-	-	22,280,500	22,280	2,611,235	(349,764)	2,283,751
Common shares issued for conversion of note payable	-	-	4,000,000	4,000	56,000	-	60,000
Share-based compensation	-	-	-	-	56,250	-	56,250
Net loss for the year	-	-	-	-	-	(12,924,443)	(12,924,443)

Balance - March 31, 2023	-	$-	78,268,332	$78,268	$14,906,541	$(16,032,980)	$(1,048,171)

(*) On September 7, 2022, Banner Midstream Corp merged with Wolf Energy Services Inc. (formerly Enviro Technologies U.S., Inc.) in a reverse merger. Banner Midstream's parent, BitNile Metaverse, Inc., was issued 51,987,832 shares of Wolf Energy Services Inc. (formerly Enviro Technologies U.S., Inc.) common stock in exchange for all the capital stock of Banner owned by BitNile Metaverse, which represents 100% of the issued and outstanding shares of Banner that were outstanding at the time of the reverse merger.  The Company has reflected this transaction retroactively in these interim financial statements along with amounts due to BitNile Metaverse that were exchanged for the capital stock

The accompanying notes are an integral part of these consolidated financial statements.

WOLF ENERGY SERVICES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2023 AND MARCH 31, 2022

	MARCH 31,
	2023	2022

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) income	$(13,274,207)	$4,806,042
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Home office allocation	-	(2,954,442)
Depreciation, amortization and impairment	10,397,900	783,325
Loss on disposal of fixed assets	1,326,450	6,770
Stock based compensation - RSU	56,250	-
Changes in assets and liabilities
Accounts receivable	17,552	99,185
Prepaid expenses and other current assets	(133,997)	107,556
Amortization of right of use asset - operating leases	73,797	81,653
Amortization of right of use asset - financing leases	40,036	143,726
Due to BitNile Metaverse, Inc.	2,183,791	(1,287,553)
Due to related party	-	10,511
Interest on lease liability - financing leases	(3,073)	(8,952)
Operating lease expense	(75,426)	(88,574)
Accrued payable and accrued liabilities	(205,266)	(109,860)
Total adjustments	13,678,014	(3,216,655)
Net cash provided by operating activities of continuing operations	403,807	1,589,387
Net cash provided by operating activities of discontinued operations	350,055	-
Net cash provided by operating activities	753,862	1,589,387

CASH FLOWS FROM INVESTING ACTIVITES
Proceeds from the sale of fixed assets	587,500	-
Purchase of fixed assets	(261,089)	-
Net cash provided by investing activities of continuing operations	326,411	-
Net cash provided by investing activities of discontinued operations	156,913	-
Net cash provided by investing activities	483,324	-

CASH FLOWS FROM FINANCING ACTIVITES
Reduction of finance lease liability	(30,895)	(131,962)
Repayments of long-term debt	(643,378)	(1,403,389)
Repayment of note payable	(92,667)	-
Repayment of related party debt	-	(250,000)
Proceeds from short term debt	515,000	-
Net cash (used in) financing activities of continuing operations	(251,940)	(1,785,351)
Net cash (used in) financing activities of discontinued operations	(510,465)	-
Net cash (used in) financing activities	(762,405)	(1,785,351)

NET INCREASE (DECREASE) IN CASH	474,781	(195,964)

CASH - BEGINNING OF YEAR	99,452	295,416

CASH - END OF YEAR	$574,233	$99,452

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense	$12,189	$-
Cash paid for income taxes	$-	$-

SUMMARY OF NON-CASH ACTIVITIES:
Conversion of notes and accrued payroll to notes payable (sellers)	$1,044,565	$-
Conversion of notes payable	$60,000	$-
Contribution by BitNile Metaverse	$10,961,335	$-
Net liabilities acquired from Wolf Energy Services (formerly Enviro Technologies US, Inc.)	$1,329,392	$-
Right of use asset incurred for lease liability - operating leases	$306,547	$-
Finance cost of short term loans	$16,750	$-
Debt discount	$19,800	$-

The accompanying notes are an integral part of these consolidated financial statements.

WOLF ENERGY SERVICES INC.

(FORMERLY ENVIRO TECHNOLOGIES U.S. INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

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

The Company had one subsidiary, Florida Precision Aerospace, Inc., a Florida corporation (“FPA”) prior to the closing of the Exchange Agreement (defined below).

Effective September 7, 2002, BitNile Metaverse, Inc. (formerly Ecoark Holdings, Inc.), a Nevada corporation (“BitNile” or “Ecoark”) and Banner Midstream Corp. (“Banner” or “Banner Midstream”) completed a Share Exchange Agreement (the “Exchange Agreement”) with Wolf Energy Services Inc. Under the Agreement, BitNile acquired 51,987,832 shares of Wolf Energy Services Inc., common stock in exchange for all the capital stock of Banner owned by BitNile, which represents 100% of the issued and outstanding shares of Banner (the “Merger”). Upon closing of the Exchange Agreement, Banner became a wholly-owned subsidiary of Wolf Energy Services Inc. via a reverse merger. As a result, the historical financial information of the company is that of Banner. The transaction was accounted for as a reverse merger whereby Banner Midstream is considered the accounting acquirer. Since the reverse merger occurred with a non-shell public company, the transaction included the purchase of the non-controlling interest of Wolf Energy Services Inc.

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

Banner Midstream has two active operating subsidiaries: Pinnacle Frac Transport LLC (“Pinnacle Frac”), and Capstone.

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

Forward Split and Corporate Name Change

On January 13, 2023, the Company completed a 4-for-1 forward stock split of its issued and outstanding shares of its common stock to shareholders of record as of the close of business on December 30, 2022. The Company filed articles of amendment to its articles of incorporation with the Secretary of State of the State of Florida effective January 17, 2023. Pursuant to a unanimous written consent of the Company’s board of directors, the only change reflected in the articles of amendment is an increase in the authorized number of shares of common stock of the Company from 250,00,000 shares to 1,000,000,000 shares in connection with the Company’s 4-for-1 forward stock split. Throughout these financial statements, common stock share and per share information, including stock award units, options and the Company's convertible note conversion ratio in common stock shares have been revised for all periods presented to give effect to the forward stock split.

On December 30, 2022 the Company’s board of directors and majority shareholder approved a name change of the Company to “Wolf Energy Services Inc.”, as the new name will better reflect the Company’s business and operations. On January 30, 2023, the Company filed articles of amendment to its articles of incorporation with the Secretary of State of Florida and after processing by FINRA, the Company formally changed its name to Wolf Energy Services Inc. effective February 1, 2023. Additionally, effective February 1, 2023, Wolf Energy Services Inc. began begin trading under its new ticker symbol, WOEN.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB).

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

Earnings (Loss) Per Share of Common Stock

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share (“EPS”) include additional dilution from common stock equivalents, such as convertible notes. The Company as of and for the years ended March 31, 2023 and 2022 had no common stock equivalents.

Recently Issued Accounting Standards

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Liquidity

For the years ended March 31, 2023 and 2022, the Company had a net (loss) income from continuing operations (not including the provisions for income taxes) of ($13,029,424) and $4,891,042, respectively, has a working capital deficit of  $1,654,456 and $1,607,004 as of March 31, 2023 and 2022, and has an accumulated deficit as of March 31, 2023 of ($16,032,980). As of March 31, 2023, the Company has $574,233 in cash and cash equivalents.

Banner has historically relied on BitNile to provide the necessary capital to sustain its operations. The Company has included cost allocations as noted herein to reflect the operations as if they were a standalone entity.

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

Impact of COVID-19

COVID-19 did not have a material effect on the Statements of Operations or the Balance Sheets for the years ended March 31, 2023 and 2022. While COVID-19 has contributed to global supply chain disruptions, such disruptions have not had a material effect for the Company. The Company will continue to monitor the supply chain shortages affecting the world.

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

Wolf Energy Services Inc., issued BitNile Metaverse, Inc. 51,987,832 shares of common stock valued at $5,328,753 in the reverse merger transaction.

On September 7, 2022, the Company completed the reverse merger transaction of Banner Midstream. As a result of this transaction, which is accounted for as a reverse merger, Banner is a wholly owned subsidiary of Wolf Energy Services Inc. In accordance with the terms of the Merger, at the effective time of the Merger, each outstanding share of the common stock of Banner was acquired by the Company in consideration of 51,987,832 shares of Common Stock of the Company. This exchange of shares and the resulting controlling ownership of Banner constitutes a reverse acquisition resulting in a recapitalization of Banner and purchase accounting being applied to Wolf Energy Services Inc. under ASC 805 due to Banner being the accounting acquirer and Wolf Energy Services, Inc. being deemed an acquired business as they were not a shell corporation. This requires financial reporting from the Merger close date forward to reflect only the historic consolidated results of Banner and to include the consolidated results for Wolf Energy Services from September 7, 2022, forward. There has been no change in basis from the standpoint of Banner.

The primary reason Banner consummated the Merger with Wolf Energy Services Inc. was the opportunity for the Banner subsidiary previously wholly owned by BitNile to immediately become a standalone public company without the process of doing its own initial public offering, affording it the opportunity to raise capital more quickly. Following the closing of the Merger, management of the Company determined to discontinue the historical and existing business of Wolf Energy Services.

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

This allocation is based on management’s estimated fair value of the Wolf Energy Services assets and liabilities as of September 7, 2022, utilizing the guidance in ASC 820-10-35 which included the measurement based on a known level one input regarding the applicable share price as well as the level of activity in the Company. Wolf Energy Services Inc.’s net liabilities were derived from a total value of $2,283,751, based on 22,280,500 shares of common stock on September 7, 2022, and the price of $0.10 per share which was a price on September 6, 2022. The Company impaired the goodwill effective with the Exchange on September 7, 2022, as they had decided at that time to sell the FPA business.

The following table shows the unaudited pro-forma results for the years ended March 31, 2023 and 2022, as if the acquisition had occurred on April 1, 2022 and 2021 respectively.

Year Ended March 31, 2022

Revenues	$$18,750,053
Net income	$$4,891,042
Net earnings per share	$0.09

Year Ended March 31, 2023

Revenues	$$20,110,796
Net loss	$($13,029,424)
Net loss per share	$(0.21)

The consolidated statements of operations and cash flows represent the operations of Banner for the years ended March 31, 2023 and 2022 and include cost allocations from Banner’s former parent BitNile as discussed below.

Cost Allocations

The accompanying consolidated financial statements and footnotes of Banner have been prepared in connection with the closing of the Exchange and have been derived from the consolidated financial statements and accounting records of BitNile operated on a standalone basis during the periods presented and were prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements reflect allocations of certain BitNile corporate, infrastructure and shared services expenses, including centralized research, legal, human resources, payroll, finance and accounting, employee benefits, real estate, insurance, information technology, telecommunications, treasury, and other income and expenses for interest expense on debt that portions were used for Banner Midstream, changes in derivative liabilities on the books of BitNile for warrants granted in offerings of which proceeds went towards the operations of Banner Midstream, and conversions of debt. As noted, the derivative liabilities are included in BitNile's financial statements however, the advances made by BitNile related to the proceeds received that were recognized as a derivative liability are included in the March 31, 2022 balance sheet as "Due to BitNile". Where possible, these charges were allocated based on direct usage, with the remainder allocated on a pro rata basis of headcount, asset, or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the periods presented pursuant to SAB Topic 1.B.1. The allocations may not, however, reflect the expense the Company would have incurred as a standalone company for the periods presented. These costs also may not be indicative of the expenses that the Company will incur in the future or would have incurred if the Company had obtained these services from a third party.

Management believes the assumptions underlying our financial statements, including the assumptions regarding the allocation of general corporate expenses from BitNile are reasonable. Nevertheless, our financial statements may not include all actual expenses and income that would have been incurred had the Company operated as a standalone company during the periods presented and may not reflect our results of operations, financial position and cash flows had we operated as a standalone company during the periods presented.

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

The following table disaggregates the Company’s revenue by major source for the years ended March 31:

	Year Ended
	March 31,
	2023	2022
Revenue:
Transportation Services	$19,872,292	$18,457,567
Fuel Rebate	221,004	251,877
Equipment Rental and other	17,500	40,609
	$20,110,796	$18,750,053

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

Collections of the amounts billed are typically paid by the customers within 30 to 60 days.

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2023 and 2022:

	March 31,	March 31,
	2023	2022

Leasehold improvements	$-	$18,052
Machinery and equipment	2,034,300	3,333,045
Total property and equipment	2,034,300	3,351,097
Accumulated depreciation and impairment	(1,347,973)	(844,359)
Property and equipment, net	$686,327	$2,506,738

As of March 31, 2023, the Company performed an evaluation of the recoverability of these long-lived assets. The analysis resulted in no impairment as of related to these assets.

On April 1, 2021, the Company placed back in service equipment of $201,388 with accumulated depreciation of $7,484, which were part of discontinued operations related to Pinnacle Vac, a historical subsidiary of Banner Midstream. These assets are equipment related to Capstone who is servicing the debt related to the assets.

In February 2022, the Company traded in a vehicle valued at $51,806 for a new vehicle valued at $91,132.

In May 2022, the Company sold $1,530,024 of fixed assets for $580,000.

In October 2022, the Company sold equipment and incurred a loss of $21,227.

In January 2023, the Company sold equipment and incurred a loss of $333,976.

In February 2023, the Company sold $28,723 of fixed assets for $7,500 and incurred a loss of $21,223

Depreciation expense for the years ended March 31, 2023 and 2022:

	Year Ended March 31,
	2023	2022

Depreciation expense	$167,552	$434,510

NOTE 5: INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following as of March 31, 2023 and 2022:

	Year Ended
	March 31,
	2023	2022

Customer relationships	$2,100,000	$2,100,000
Non-compete agreements	250,000	250,000
Total intangible assets	2,350,000	2,350,000
Accumulated amortization and impairment	(2,350,000)	(633,669)
Intangible assets, net	$—	$1,716,331

In the acquisition of Banner Midstream by BitNile, the intangible assets acquired consisted of customer relationships and non-compete agreements valued at $2,350,000. The estimated useful lives of the customer relationships are ten years based on the estimated cash flows from those customer contracts, and the estimated useful lives of the non-compete agreement is five years amortized over a straight-line method. At March 31, 2023, as required by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) section 360 "Property, Plant and Equipment", the customer relationship and non-compete agreements were tested for impairment.   Based on qualitative testing, it was determined that there was evidence of impairment and the agreements were fully impaired at March 31, 2023.

In addition to the statutory based intangible assets noted above, the Company recorded a total of $4,900,873 of goodwill in connection with the acquisition of Banner Midstream by BitNile. At March 31, 2023, as required by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) section 350-20-35 "Subsequent Measurement", goodwill was tested for impairment.   Based on qualitative testing, it was determined that there was evidence of impairment and the goodwill was fully impaired at March 31, 2023.

Amortization expense for the years ended March 31, 2023 and 2022:

	Year Ended
	March 31,
	2023	2022

Amortization expense	$256,973	$348,814
Impairment of intangibles	1,459,358	—
	$1,716,331	$348,814

NOTE 6: ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of March 31, 2023 and 2022:

	March 31,	March 31,
	2023	2022

Insurance	$382,196	$343,726
Compensation	615,200	245,179
Taxes	12,947	85,000
Interest	29,979	-
Professional fees and consulting costs	15,540	442,793
Total	$1,055,862	$1,116,698

NOTE 7: LONG-TERM DEBT

Long-term debt consisted of the following as of March 31, 2023 and 2022. All of the long-term debt (a – e) in the chart below was repaid prior to the Merger on September 7, 2022.

	March 31,	March 31,
	2023	2022

Note payable – Alliance Bank (a)	$-	$236,755
Commercial loan – Firstar Bank (b)	-	245,217
Auto loan 1 – Firstar Bank (c)	-	16,839
Auto loan 4 – Ally Bank (d)	-	23,012
Tractor loan 6 – Tab Bank (e)	-	118,332
Total long-term debt	-	640,155
Less: current portion	-	(572,644)
Long-term debt, net of current portion	$-	$67,511

Interest expense on long-term debt during the years ended March 31, 2023 and 2022 are $8,685 and $65,248, respectively.

FPA entered into a Payroll Protection Plan (PPP) loan with Bank of America and an EIDL loan with the Small Business Administration dated May 4, 2020 and June 23, 2020, respectively in the amounts of $111,971 and $150,000, respectively.  In the year ended March 31, 2023, $73,994 of the PPP loan was forgiven.  $37,977 balance remains.  These loans are reflected in current and long-term liabilities held for sale as of March 31, 2023.

NOTE 8: NOTES PAYABLE

During the year ended March 31, 2023, Wolf Energy Services Inc. had been advanced certain amounts by the former directors/officers and the former directors/officers had converted accrued compensation to both convertible and non-convertible promissory notes as reflected below.

	March 31,	March 31,
	2023	2022

Unsecured Convertible Promissory Note (a)	$755,565	$-
Unsecured Convertible Promissory Note (b)	90,000	-
Unsecured Promissory Note (c)	-	-
Unsecured Promissory Note (d)	250,000	-
Unsecured Promissory Note (e)	96,777	-
Unsecured Promissory Note, net of discount (f)	165,000	-
Total notes payable	1,357,342	-
Less: current portion	(1,357,342)	-
Notes payable, net of current portion	$-	$-

(a)

Unsecured Convertible Promissory Note entered into on August 23, 2022 accruing interest at the rate of 6% per annum payable monthly, maturing August 23, 2023. The note is convertible into shares of the Company’s common stock at a price of $0.015 per share, which was the closing price of the common stock on the date the note was executed. The note is with the former CEO of the Company. On December 29, 2022, the Company issued 4,000,000 shares of common stock in conversion of $60,000.

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

(c)

Unsecured Promissory Note entered into on August 23, 2022 accruing interest at the rate of 6% per annum payable monthly, maturing August 23, 2023. The note is with the former CEO of the Company. In the year ended March 31, 2023, the Company repaid $139,000.

(d)

The Company entered into a Purchase and Sale of Future Receipts Agreement with EAdvance Services for a purchase price of $250,000, with a repayment of $340,000 over 32 weeks at $10,625 per week on March 28, 2023. The Company paid $7,500 in initial fees which were deducted from the agreed upon price and $242,500 was paid in cash to the Company.

(e)	The Company entered into a Standard Merchant Cash Advance Agreement with KYF Global Partners for a purchase price of $100,000, with a repayment of $140,000 over 22 weeks at $6,363.64 per week on March 28, 2023. The Company paid $5,000 in initial fees which were deducted from the agreed upon price and $95,000 was paid in cash to the Company.

(f)	The Company entered into a one year promissory note with Red Road Holdings Corporation on March 27, 2023 in the amount of $165,000 (net of discount) plus a one-time interest charge of 12% or $22,176 charged at the inception of the note. There is an original issue discount of $19,800 on this note that is amortized over the life of the note based on the effective interest method. Should the Company default on the note, it becomes convertible with a conversion price that will be the greater of (i) $0.000075, or (ii) 75% times the average Trading Price for the common stock during the five trading days immediately prior to the conversion date.

Interest expense on the notes payable during the years ended March 31, 2023 and 2022 are $37,103 and $0, respectively.

NOTE 9: STOCKHOLDERS’ EQUITY (DEFICIT)

The Company has 5,000,000 shares of preferred stock and 1,000,000,000 shares of common stock authorized at $0.001 par value per share, and there were 78,268,332 and 51,987,832 common shares issued and outstanding at March 31, 2023 and 2022, respectively, and no shares of preferred stock issued and outstanding, respectively.

In September 2022, the Company issued 51,987,832 shares of common stock in a Share Exchange Agreement with BitNile and Banner Midstream Corp. The shares were valued at $0.10 per share ($5,328,753) as that was the value per share of the common stock at closing.

On December 19, 2022, the Company's Board of Directors approved a four-for-one forward stock split for shareholders of record as of December 30, 2022.

On December 29, 2022, the Company issued 4,000,000 shares of common stock in conversion of convertible promissory notes in the amount of $60,000.

There were no equity transactions for the year ended March 31, 2022.

Stock Options

As of March 31, 2023 and 2022, there remains 40,000 fully vested stock options that expire November 2023 at a $0.025 strike price. There is no stock-based compensation for the years ended March 31, 2023 and 2022. The intrinsic value of these options at March 31, 2023 is $2,300.

Restricted Stock Units

Pursuant to the Employment Agreement with the Company's CEO, Jimmy Galla dated November 15, 2022, the Company granted 10,000,000 restricted stock units that vest quarterly for 20 consecutive quarters (500,000 per quarter). The Company has expensed $56,250 in these restricted stock units for the year ended March 31, 2023. There was no expense for the year ended March 31, 2022.

NOTE 10: CONCENTRATIONS

Customer Concentration. One and two customers accounted for more than 10% of the accounts receivable balance at each of March 31, 2023 and 2022, respectively for a total of 85% and 88% of accounts receivable, respectively. In addition, two and two customers represent approximately 82%  and 96% of total revenues for the Company for the years ended March 31, 2023 and 2022, respectively.

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

As of March 31, 2023, the value of the unamortized lease right of use asset for the operating leases is $297,744 (through maturity in September 2027). As of March 31, 2023, the Company’s lease liability was $299,544 from operating leases.

Maturity of lease liability for the operating leases for the period ended March 31,
2023	$85,672
2024	69,000
2025	72,000
2026	72,000
2027	36,000
Imputed interest	(35,128)
Total lease liability	$299,544

Disclosed as:
Current portion	$71,758
Non-current portion	$227,786

Amortization of the right of use asset for the period ended March 31,
2023	$75,359
2024	59,511
2025	62,633
2026	65,960
2027	34,281

Total	$297,744

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	March 31,	March 31,
	2023	2022

Operating lease expense	$78,333	$65,606

Finance lease expense
Depreciation of capitalized finance lease assets	-	161,603
Interest expense on finance lease liabilities	-	10,372
Total lease cost	$78,333	$237,581

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

Current assets as of March 31, 2023 and 2022 – Discontinued Operations:

	March 31,	March 31,
	2023	2022
Cash	$9,362	$-
Accounts receivable	51,000	-
	$60,362	$—

Current liabilities as of March 31, 2023 and 2022 –Discontinued Operations:

	March 31,	March 31,
	2023	2022
Accounts payable and accrued expenses	$200,051	$-
Current portion of long-term debt	37,977	-
	$238,028	$—

Non-current liabilities as of March 31, 2023 and 2022 –Discontinued Operations:

	March 31,	March 31,
	2023	2022
Long-term debt	$150,000	$-

	$150,000	$—

The Company reclassified the following operations to discontinued operations for the years ended March 31, 2023 and 2022, respectively.

	March 31,	March 31,
	2023	2022
Revenue	$62,008	$-
Operating expenses	295,021	-
Other (income) loss	(25,437)	-
Net loss from discontinued operations	$(207,576)	$-

NOTE 13: COMMITMENT

On November 15, 2022, the Company entered into a five-year Employment Agreement with its CEO, Jimmy Galla. Under the terms of the Employment Agreement, the Company agreed to compensate its CEO at a rate of $250,000 annually (“Base Pay”). In addition to the Base Pay, Mr. Galla shall be eligible to earn an annual bonus of up to 100% of the Base Pay based on terms and conditions, including the financial performance of the Company, as well as individual performance goals, as set forth in a bonus plan that is to be determined by the Company’s Board of Directors. The Company also granted Mr. Galla 10,000,000 restricted stock units that vest quarterly for 20 consecutive quarters (500,000 per quarter). Through March 31, 2023, Mr. Galla has vested 1,000,000 restricted stock units.  Those shares have not been issued to Mr. Galla.

NOTE 14: INCOME TAXES

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended March 31, 2023 and 2022:

	2023	2022
Federal income taxes at statutory rate	21.00%		%
State income taxes at statutory rate	-%		%
Permanent differences and one-time adjustments	(16.00)%		%
True-up impact	(9.00)%		%
Change in valuation allowance	-%		%
Totals	(4.00)%		%

The following is a summary of the net deferred tax asset (liability) as of March 31, 2023 and 2022:

	As of	As of
	March 31, 2023	March 31, 2022
Deferred tax assets:
Net operating losses	$152,614	$-
Accrued expenses	23,134	-
Stock options	12,894	-
ROU Liability	68,665	-
Total deferred tax assets	257,307	-

Deferred tax liabilities:
Intangible assets	(334,530)	-
ROU Assets	(68,252)	-
Depreciation	(38,365)	-
Total deferred tax liabilities	(441,147)	-

	(183,840)	-

Valuation allowance	183,840	-

Net deferred tax assets/liabilities	$-	$-

The Federal net operating loss at March 31, 2023 is $672,811. There is also State net operation loss of $388,137 in LA and $18,722 in OK. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at March 31, 2023, due to the uncertainty of realizing the deferred income tax assets. The federal, LA and OK States net operating losses carry forward has an indefinite life due to tax law change from 2017 TCJA.

The Company is subject to taxation in the U.S. and various states jurisdictions. No income tax returns are currently under examination as the Company files its initial tax return for 2022. As of March 31, 2023, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the year ended March 31, 2023, there were no penalties or interest recorded in income tax expense.

The Company classifies accrued interest and penalties, if any, for unrecognized tax benefits as part of income tax expense. The Company did not accrue any penalties or interest as of March 31, 2023 and 2022.

The provision (benefit) for income taxes for the year ended March 31, 2023 and 2022 is as follows:

Current	$37,207	$85,000
Deferred	-	-
Total	$37,207	$85,000

The Company has not identified any uncertain tax positions and has not received any notices from tax authorities.

NOTE 15: SUBSEQUENT EVENTS

None through date of filing

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on their evaluation as of the end of the period covered by this Report, Mr. Jimmy Galla, who is presently serving as our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of March 31, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

●

The Company does not have sufficient segregation of duties within accounting functions due to only having one individual serving as its principal executive, financial and accounting officer and no other internal financial or accounting personnel.

●	The Company does not have written documentation of our internal control policies and procedures.
●	The Company’s financial reporting is carried out with the assistance of an outside financial consultant.

We plan to rectify these weaknesses by implementing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we have sufficient financial and human capital resources to do so.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our last fiscal quarter during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

The table below sets forth certain information concerning our executive officers and directors, including their names, ages, and positions with us. Our executive officers are chosen by our board and hold their respective offices until their resignation or earlier removal by the Board.

Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. If any director resigns, dies or is otherwise unable to serve out his or her term, or if the board increases the number of directors, the board may fill any vacancy by a vote of a majority of the directors then in office, although less than a quorum exists. A director elected to fill a vacancy shall serve for the unexpired term of his or her predecessor. Vacancies occurring by reason of the removal of directors without cause may only be filled by vote of the shareholders.

Name	Age	Position(s)

Jimmy R. Galla	56	Chief Executive Officer, Chief Financial Officer and Director
Jimmy “JD” Reedy	53	Director and Chief Operating Officer of Banner Midstream

The following information pertains to the members of our board and executive officers, their principal occupations and other public company directorships for at least the last five years and information regarding their specific experiences, qualifications, attributes and skills:

Jimmy R. Galla. He has served as our Chief Executive Officer, Chief Financial Officer and director since September 2022. He has served as BitNile’s Chief Accounting Officer since October 22, 2020. He had previously served as BitNile’s Director of Financial Reporting since July 20, 2020, and prior to that he served as an accounting consultant to BitNile from January 2017 to March 2020. From October 2017 to July 2020, Mr. Galla served as VP, Financial Accounting Lead Analyst, Deputy Controller Department of Citibank, Inc. Mr. Galla’s management and leadership experience and background in financial services qualifies him to serve on the Company’s board of directors.

JD Reedy has served as our director since September 2022. He has served as Chief Operating Officer of Banner Midstream since April 2019. During the two years prior to that he was general manager of Pinnacle Frac since April 2017. Mr. Reedy’s experience in the logistics and transportation services industries qualifies him to serve on the Company’s board of directors.

CORPORATE GOVERNANCE

Appointment of Officers

Each executive officer serves at the discretion of our board of directors and holds office until his successor is duly elected and qualified or until his earlier resignation or removal.

Code of Business Conduct and Ethics

During the year ended December 31, 2003 we adopted a code of ethics which was amended and restated in June 2023. The code of ethics is filed with this Form 10-K annual report for the year ended March 31, 2023. The code of ethics may be obtained by contacting the Company’s executive offices. The code applies to our officers, director, employees, and certain consultants. The code provides written standards that are designed to deter wrongdoing and promote: (i) honest and ethical conduct; (ii) full, fair, accurate, timely and understandable disclosure; (iii) compliance with applicable laws and regulations; (iv) promote reporting of internal violations of the code; and (v) accountability for the adherence to the code.

Board of Directors

Our business and affairs are managed under the direction of our board of directors. We currently have two directors.

Director Independence

Our board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our Board has determined that each of our directors has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is not “independent” as that term is defined under the applicable rules and regulations of the SEC and the Nasdaq listing standards.

Family Relationships

There are no family relationships between any of our executive officers or directors.

Board leadership structure and board’s role in risk oversight

The board of directors is comprised of two members of our management. Given the size of our company, our board believes the current leadership structure is appropriate for our company. As our company grows, we expect to expand our board of directors through the appointment of independent directors.

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

Jim Galla, a member of our board of directors, is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or board of directors who:

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

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation paid, earned or accrued during FY 2023 and FY 2022 with respect to: (i) all individuals who served as the Company’s principal executive officer during FY 2023; (ii) the Company’s two most highly compensated executive officers other than the principal executive officer who were serving as an executive officer of the Company as of March 31, 2023 and whose compensation exceeded $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided under (ii) above but for the fact that the individual was not serving as an executive officer of the Company at March 31, 2023 and whose compensation exceeded $100,000 (the “Named Executive Officers”).

Name and	Year	Salary	Bonus	Stock	Option	Non-Equity Inventive Plan	Non-Qualified Deferred Compensation	All Other
Principal Position	(b)	($)(c)	($)(d)	Awards	Awards	Compensation	Earnings	Compensation	Total
(a)				($)(e)	($)(f)	($)(g)	($)(h)	($)(i)	($)(j)

Jimmy Galla	2023	100,922	-	-	-	-	-	-	100,922
Chief Executive Officer and Chief Financial Officer(1)	2022	-	-	-	-	-	-	-	-

John A. DiBella	2023	-	-	-	-	-	-	-	-
Former Chief Executive Officer and Chief Financial Officer (2)	2022	210,000	-	-	-	-	-	17,291	227,291

Jimmy “JD” Reedy	2023	118,000	-	-	-	-	-	-	118,000
Chief Operating Officer Banner Midstream	2022	118,000	-	-	-	-	-	-	118,000

Jay Puchir	2023	-	-	-	-	-	-	-	-
Former Chief Executive Officer of Banner Midstream (1) (3)	2022	-	-	-	-	-	-	-	-

(1)  For amounts paid, earned or accrued for services provided to BitNile and paid or payable by BitNile, see below under “BitNile Compensation Information.”

(2)  Mr. DiBella resigned as officer of the Company effective September 6, 2022 and as a director of the Company on October 10, 2022.

(3)  Mr. Puchir resigned as an officer of Banner Midstream on September 20, 2022.

BitNile Compensation Information

Until September 2022, the Named Executive Officers below were solely compensated by BitNile. Beginning November 15, 2022, the additional compensation for Mr. Galla over his BitNile salary has been allocated to Wolf Energy. The following is an overview of amounts paid to or accrued or earned by each of the Named Executive Officers as of March 31, 2022 by BitNile:

Jimmy Galla:

2023: $120,000 in salary and $50,000 in bonuses for a total of $170,000.

2022: $120,000 in salary and $40,000 in bonuses for a total of $160,000.

Jay Puchir:

2023: $238,333 in salary.

2022: $238,333 in salary and $625,000 in stock awards.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning unvested RSUs that were granted to Named Executive Officers under an equity incentive plan and were outstanding as of March 31, 2023.

Name and Position	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (2)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested
Jimmy Galla, Chief Executive Officer and Chief Financial Officer(1)(2)	9,000,000	$90,000	--	--

Jimmy “JD” Reedy, Chief Operating Officer of Banner Midstream	--	--	--	--

John DiBella, Former Chief Executive Officer and Chief Financial Officer	--	--	--	--

Jay Puchir, Former Chief Executive Officer of Banner Midstream	--	--	--	--

(1) Represents unvested RSUs granted under Mr. Galla’s employment agreement described below. The RSUs reflected in the table vest in 20 equal quarterly increments with the first vesting date on December 31, 2022.  1,000,000 vested shares are unissued on March 31, 2023.

(2) The market value of the unvested RSUs is calculated by multiplying the number of shares of common stock underlying the RSUs by $0.01, which was the closing market price of our common stock on March 31, 2023.

Equity Compensation Plan Information

The following table contains information about the Company's outstanding equity awards as of March 31, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:	-	-
			-
Equity compensation not approved by stockholders (1)	40,000	$0.025	-
Total	40,000	$0.025	-

(1)  Represents stock options not granted under any existing equity compensation plans.

Agreements with Executive Officers

On November 15, 2022 the Company entered into a five year Employment Agreement with Jimmy Galla, the Company’s Chief Executive Officer and Chief Financial Officer. Mr. Galla will receive an annual base salary of $250,000, or $210,000 for services as only the Chief Financial Officer of the Company. In addition to the annual base salary, Mr. Galla shall be eligible to earn an annual bonus of up to 100% of the annual base salary based on terms and conditions, including the financial performance of the Company, as well as individual performance goals, as set forth in a bonus plan that is to be determined by the Company’s Board of Directors. Pursuant to the Employment Agreement, Mr. Galla also received a grant of 10,000,000 shares of restricted common stock pursuant to Restricted Stock Units. The shares of restricted stock shall vest in 20 equal quarterly increments based on 5% or 500,000 shares vesting each fiscal quarter, beginning on the first fiscal quarter anniversary on December 31, 2022, subject to continued employment on each applicable vesting date. In addition, in the event the Employment Agreement is terminated by Mr. Galla for “Good Reason” or upon a “Change of Control” (as such terms are defined under the agreement) or at the end of the term after the Company provides notice of non-renewal, the grant shall fully vest.  The Employment Agreement contains customary non-compete and confidentiality provisions. In addition, pursuant to the Employment Agreement the Company and Mr. Galla entered into an Indemnification Agreement.

The Company compensates JD Reedy, the Chief Operating Officer of Banner Midstream under an oral agreement whereby Mr. Reedy receives an annual base salary of $118,000 for services as the Chief Operating Officer of Banner Midstream Corp.

Director Compensation

Our Board compensation plan effective for non-management directors prior to the Exchange consisted of a $1,000 monthly cash payment. The Company currently does not compensate its directors.

Equity Incentive Plans

The Company has not adopted any equity incentive plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of June 15, 2023 for:

●	each of our directors;
●	each of our executive officers;
●	all of our current directors and executive officers as a group; and
●	each person, entity or group, who beneficially owned more than 5% of each of our classes of securities.

This amount does not give effect to any exercises, conversions or delivery under any options, warrants, notes, restricted sock units or other derivative instruments (“Derivative Securities”). We have deemed shares of our common stock subject to Derivative Securities that are currently exercisable, convertible or deliverable into shares of common stock within 60 days of June 15, 2023 to be outstanding and to be beneficially owned by the person holding the Derivative Securities for the purpose of computing the percentage ownership of that person. Applicable percentages are based on 78,268,332 shares of common stock outstanding as of June 15, 2023. Unless otherwise indicated, the principal business address for each of the individuals and entities listed below is our offices in 408 State Hwy 135N, Kilgore, Texas 75662. The information provided in the table is based on our records, and information provided to us, except where otherwise noted.

Name	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Directors and Named Executive Officers:
Jimmy R. Galla (1)	1,500,000	1.9%
Jimmy “JD” Reedy (2)	0	---
All directors and executive officers as a group (2 persons) (1)	1,500,000	1.9%

5% Stockholders:
John A. DiBella (3)	60,876,848	47.3%
Raynard Veldman (4)	6,000,000	7.1%
BitNile Holdings, Inc. (5)	51,987,832	66.4%

(1)

Jimmy R. Galla, our Chief Executive Officer, also currently serves as Chief Accounting Officer of BitNile. Mr. Galla disclaims any beneficial ownership in the shares held by BitNile. Includes 500,000 shares of unissued restricted common stock which vested on December 31, 2022, 500,000 shares of restricted common stock which vested March 31, 2023, and 500,000 shares of restricted common stock which vest on June 30, 2023 issued pursuant to a Restricted Stock Units Agreement dated December 8, 2022 (the “RSUs”). Excludes 8,500,000 restricted shares subject to vesting under the RSUs, which vest in equal quarterly increments on the last day of each calendar quarter, subject to Mr. Galla’s continued employment with the Company.

(2)	Mr. Reedy is a director of the Company and Chief Operating Officer of Banner Midstream Corp., a wholly owned subsidiary of the Company.

(3)

Mr. DiBella is a former officer and director of  the Company. Includes 60,000 shares held by his minor children. Also includes up to 50,371,000 shares of common stock issuable upon conversion of a 6% unsecured convertible promissory note in the principal amount of $755,656. Address is 1543 Deer Path, Mountainside, NJ 07092.

(4)

Includes up to 6,000,000 shares of common stock issuable upon conversion of a 6% unsecured convertible promissory note in the principal amount of $90,000.  Address is P.O. Box 841, Bellaire, Texas 77402.

(5)	Randy May is the Chief Executive Officer of BitNile and may be deemed to beneficially own the shares held by BitNile.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Set forth below is a brief description of the Banner Midstream (and us since September 7, 2022) transactions since April 1, 2021 in excess of the lesser of $120,000 and one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, in which we or Banner Midstream was a participant and in which any director or executive officer of the Company, any known 5% or greater stockholder of the Company or any immediate family member of any of the foregoing persons, had a direct or indirect material interest as defined in Item 404(a) of Regulation S-K. As permitted by the SEC rules, discussion of employment relationships or transactions involving the Company’s executive officers and directors, and compensation solely resulting from such employment relationships or transactions, or service as a director of the Company, as the case may be, has been omitted to the extent disclosed in the sections of this Report titled “Executive Compensation” or “Director Compensation”, as applicable.

Pursuant to the Exchange on August 23, 2022, the Company issued John A. DiBella and Raynard Veldman 6% unsecured convertible promissory notes in the principal amount of $815,565 and $90,000, respectively, convertible at the option of the holder at $0.015 per share, with a maturity date of 12 months from the Exchange in satisfaction of all of their accrued payroll and consulting fees and Mr. Veldman’s advances to the Company prior to the Exchange.  On December 29, 2022, $60,000 of Mr. DiBella’s note has been converted into 4,000,000 shares of common stock. In addition, at the closing of the Exchange the Company issued John A. DiBella a 6% unsecured promissory note in the principal amount of $139,000, as amended, in satisfaction of Mr. DiBella’s advances to the Company prior to the Exchange. In the year ended March 31, 2023, the Company repaid $139,000 to Mr. DiBella.

Jimmy R. Galla, our chief executive officer and chief financial officer, currently serves as Chief Accounting Officer of BitNile, our largest shareholder.

Banner Midstream historically relied upon advances from BitNile which totaled $8,777,545 on March 31, 2022. There was no interest charged on this amount. The sum due on September 7, 2022 was reclassified to additional paid in capital as a contribution upon entering into the Exchange with the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees billed by our by our current independent registered public accounting firm (the “Principal Accountant”) for the years ended March 31, 2023 and 2022.

	2023 ($)	2022 ($)
Audit Fees (1)	35,000	-
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	35,000	-

(1)	Audit Fees relate to the audits of our annual financial statements and the review of our interim quarterly financial statements.

(2)	Audit-Related fees relate to the assessment of our internal controls.

(3)	Tax Fees relate to professional services rendered by our Principal Accountant for tax compliance, tax advice and tax planning.

(4)	All Other Fees relate to the filing of registration statements.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by Reference			Filed or
No.	Exhibit Description	Form	Date Filed	Exhibit Number	Furnished Herewith

2.1	Share Exchange Agreement dated August 23, 2022 by and among Enviro Technologies U.S., Inc., Banner Midstream Corp. and Ecoark Holdings, Inc.*	8-K	8/29/2022	2.1
3.1	Certificate of Domestication and Articles of Incorporation filed in the State of Florida	8-K	12/28/20	3(v)
3.1(a)	Articles of Amendment to Articles of Incorporation effective January 17, 2023 – forward stock split	8-K	1/17/23	3.1
3.1(b)	Articles of Amendment to Articles of Incorporation – name change	8-K	2/1/23	3.1
3.2	Bylaws	10-K	3/31/21	3(ii)
3.2(a)	Amendment to Bylaws dated April 14, 2023	8-K	4/18/23	3.2
10.1	Restricted Stock Unit Agreement by and between the Company and Jimmy Galla dated December 8, 2022+	8-K	12/12/22	10.1
10.2	Employment Agreement by and between the Company and Jimmy Galla dated November 15, 2022+	8-K	11/17/22	10.1
10.3	Indemnification Agreement by and between the Company and Jimmy Galla dated November 15, 2022+	8-K	11/17/22	10.2
10.4	6% Unsecured Convertible Promissory Note dated August 23, 2022 payable to John A. DiBella	8-K	8/29/22	10.1
10.5	6% Unsecured Convertible Promissory Note dated August 23, 2022 payable to Raynard Veldman	8-K	8/29/22	10.2
10.6	6% Unsecured Promissory Note effective September 6, 2022 payable to John A. DiBella	8-K/A	9/12/22	10.3

		Incorporated by Reference			Filed or
No.	Exhibit Description	Form	Date Filed	Exhibit Number	Furnished Herewith

10.7	Promissory Note issued by Wolf Energy Services Inc. in favor of Red Road Holdings Corporation dated March 27, 2023	8-K	4/3/23	10.1
10.8	Securities Purchase Agreement between Wolf Energy Services Inc. and Red Road Holdings Corporation dated March 27, 2023	8-K	4/3/23	10.2
10.9	Purchase and Sale of Future Receipts Agreement dated as of March 28, 2023 between Pinnacle Frac LLC and E-Advance Services, LLC including the Personal Guaranty of Performance dated as of even date by Jimmy Galla in favor of E-Advance Services, LLC	8-K	4/3/23	10.3
10.10	Standard Merchant Cash Advance Agreement dated as of March 28, 2023 between Pinnacle Frac LLC and KYF Global Partners including the Personal Guaranty dated as of even date by Jimmy Galla in favor of KYF Global Partners	8-K	4/3/23	10.4
10.11	Lease Agreement effective August 1, 2022	S-1	3/10/23	10.7
14.1	Code of Ethics			14.1	Filed
16.1	Letter from Liggett & Webb P.A. dated September 23, 2022	8-K	9/23/22	16.1
19.1	Form of Insider Trading Policy			19.1	Filed
21.1	List of Subsidiaries	S-1	3/10/23	21.1
31.1	Certificate of Principal Executive Officer and Principal Financial Officer (302)				Filed
32.1	Certificate of Principal Executive Officer and Principal Financial Officer (906)^				Furnished
101.INS	Inline XBRL Instance Document.				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				Filed

*	Certain schedules and other attachments have been omitted. The Company undertakes to furnish the omitted schedules and attachments to the Securities and Exchange Commission upon request.

+	Management contract or compensatory plan or arrangement.

^	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to our Corporate Secretary at Wolf Energy Services Inc., 408 State Highway 135 N, Kilgore, Texas, 75662.

ITEM 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 26, 2023.

By:	/s/ Jimmy Galla
Name:	Jimmy Galla
Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

/s/ Jimmy Galla	June 26, 2023
Jimmy Galla, Director

/s/ Jimmy J.D. Reedy	June 26, 2023
Jimmy J.D. Reedy, Director