Form 10-Q
period 2023-06-30
WOLF ENERGY SERVICES INC.
filed 2023-08-21
CIK 1043894

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: August 17, 2023, we had 78,268,332  shares of our Common Stock outstanding.

INDEX

i

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

i

●

We derive a significant portion of our revenue from a small number of customers, under contracts that may be terminated on short notice without cause, and the loss of one of these customers, or a reduction in their demand for our services, could adversely affect our business, financial condition, results of operations and prospects;

●	Our future cash flows and results of operations, are highly dependent on our ability to efficiently develop our current customers as well as find or acquire additional customers;
●	Our future operating results are dependent on oil and gas prices that are highly volatile, and even when the high natural gas prices return, other aspects of our business such as transportation may be adversely affected, reducing or eliminating the potential benefits;
●	Our future operating results are dependent on insurance costs that have seen a significant increase recently across all industries;
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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “WOEN,” the “Company,” “we,” “our,” “us,” and similar terms refers to Wolf Energy Services Inc., formerly known as Enviro Technologies U.S., Inc., a Florida corporation, and our subsidiaries. In addition, “first quarter of fiscal year 2024” refers to the three months ended June 30, 2023 and “first quarter of fiscal year 2023” refers to the three months ended June 30, 2022. We maintain a corporate website at www.wolf-energy.com. Unless specifically set forth to the contrary, the information which appears on our website at www.wolf-energy.com is not part of this report.

Throughout this quarterly report 10-Q (this “Report”), the terms “Wolf Energy,” the “Company,” “we,” “us,” “our,” “registrant,” and “Company” refer to Wolf Energy Services Inc., a Florida corporation. On January 17, 2023, we effected a forward split of our outstanding and authorized shares of common stock pursuant to which each one share of common stock was divided into and became four shares of common stock. All share numbers set forth in this Report give effect to the forward split.

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

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

WOLF ENERGY SERVICES INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2023 (UNAUDITED) AND MARCH 31, 2023

	June 30,	March 31,
	2023	2023
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$166,644	$574,233
Accounts receivable	115,795	146,836
Prepaid expenses and other current assets	1,071,113	516,370
Current assets of discontinued operations	30,672	60,362

Total current assets	1,384,224	1,297,801

NON-CURRENT ASSETS:
Property and equipment, net	138,318	686,327
Right of use asset - operating lease	278,919	297,744

Total non-current assets	417,237	984,071

TOTAL ASSETS	$1,801,461	$2,281,872

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$419,583	$229,267
Accrued liabilities	1,686,147	1,055,862
Notes payable	845,565	845,565
Short-term debt, net of discount	349,895	511,777
Current portion of lease liability - operating lease	67,543	71,758
Current liabilities of discontinued operations	222,626	238,028

Total current liabilities	3,591,359	2,952,257

NON-CURRENT LIABILITIES
Lease liability - operating lease, net of current portion	214,076	227,786
Non-current liabilities of discontinued operations	150,000	150,000

Total non-current liabilities	364,076	377,786

Total Liabilities	3,955,435	3,330,043

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized and 78,268,332 and 78,268,332 shares issued and outstanding	78,268	78,268
Additional paid in capital (*)	14,944,041	14,906,541
Accumulated deficit	(17,176,283)	(16,032,980)

Total stockholders' equity (deficit)	(2,153,974)	(1,048,171)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,801,461	$2,281,872

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

WOLF ENERGY SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 20023 AND 2022

	Three Months Ended
	June 30,
	2023	2022

REVENUES	$2,343,558	$5,418,655

COSTS AND EXPENSES
Costs of revenues (excludes items below)	1,538,813	4,512,249
Salaries and salaries related costs	315,347	263,321
Selling, general and administrative costs	1,166,140	1,209,725
Depreciation, amortization, and impairment	29,056	112,829

Total costs and expenses	3,049,356	6,098,124

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSE)	(705,798)	(679,469)

OTHER (EXPENSE)
Loss on disposal of fixed assets	(298,953)	(950,024)
Interest expense, net of interest income	(107,028)	(7,278)
Total other expense	(405,981)	(957,302)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(1,111,779)	(1,636,771)

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	(28,287)	-
Gain on disposal of discontinued operations	-	-
Total discontinued operations	(28,287)	-

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(1,140,066)	(1,636,771)

PROVISION FOR INCOME TAXES	(3,237)	-

NET LOSS	$(1,143,303)	$(1,636,771)

NET LOSS PER SHARE - BASIC
Continuing operations	$(0.01)	$(0.03)
Discontinued operations	-	-
NET LOSS PER SHARE	$(0.01)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING	78,268,332	51,987,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WOLF ENERGY SERVICES INC.
STATEMENT OF CHANGESIN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 20023 AND 2022

					Additional
	Preferred Stock		Common Stock (*)		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital (*)	Deficit	Total

Balance - March 31, 2022	-	$-	51,987,832	$51,988	$10,349,029	$(2,758,773)	$7,642,244

Advances from BitNile Metaverse, Inc. to Banner Midstream Corp	-	-	-	-	392,484	-	392,484
Net loss for the period	-	-	-	-	-	(1,636,771)	(1,636,771)

Balance - June 30, 2022	-	-	51,987,832	51,988	10,741,513	(4,395,544)	6,397,957

Balance - March 31, 2023	-	$-	78,268,332	$78,268	$14,906,541	$(16,032,980)	$(1,048,171)

Share-based compensation	-	-	-	-	37,500	-	37,500
Net loss for the period	-	-	-	-	-	(1,143,303)	(1,143,303)

Balance - June 30, 2023	-	-	78,268,332	78,268	14,944,041	(17,176,283)	(2,153,974)

* On September 7, 2022, Banner Midstream Corp merged with Wolf Energy Services Inc. (formerly Enviro Technologies U.S., Inc.) in a reverse merger. Banner Midstream's parent, BitNile Metaverse, Inc., was issued 51,987,832 shares of Wolf Energy Services Inc. (formerly Enviro Technologies U.S., Inc.) common stock in exchange for all the capital stock of Banner owned by BitNile Metaverse, Inc., which represents 100% of the issued and outstanding shares of Banner that were outstanding at the time of the reverse merger.  The Company has reflected this transaction retroactively in these interim financial statements along with amounts due to Ecoark Holdings that were exchanged for the capital stock.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WOLF ENERGY SERVICES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 20023 AND 2022

	June 30,
	2023	2022

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,143,303)	$(1,636,771)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, amortization and impairment	29,056	112,829
Loss on disposal of fixed assets	298,953	950,024
Stock based compensation - RSU	37,500	-
Discount on short-term debt	3,960	-
Changes in assets and liabilities
Accounts receivable	31,041	58,405
Prepaid expenses and other current assets	(554,743)	(1,491,522)
Amortization of right of use asset - operating leases	23,665	15,234
Amortization of right of use asset - financing leases	-	36,591
Due to BitNile Metaverse, Inc.	-	392,484
Interest on lease liability - financing leases	-	(6,113)
Operating lease expense	(22,765)	(16,948)
Accrued payable and accrued liabilities	820,601	1,403,852
Total adjustments	667,268	1,454,836
Net cash (used in) operating activities of continuing operations	(476,035)	(181,935)
Net cash (used in) operating activities of discontinued operations	14,288	-
Net cash (used in) operating activities	(461,747)	(181,935)

CASH FLOWS FROM INVESTING ACTIVITES
Proceeds from the sale of fixed assets	220,000	580,000
Net cash provided by investing activities of continuing operations	220,000	580,000

CASH FLOWS FROM FINANCING ACTIVITES
Reduction of finance lease liability	-	(29,775)
Repayments of long-term debt	-	(436,407)
Repayments of short-term debt, net of discount	(165,842)	-
Net cash (used in) financing activities of continuing operations	(165,842)	(466,182)

NET DECREASE IN CASH	(407,589)	(68,117)

CASH - BEGINNING OF PERIOD	574,233	99,452

CASH - END OF PERIOD	$166,644	$31,335

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense	$12,189	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WOLF ENERGY SERVICES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2023 AND 2022

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

Effective September 7, 2002, BitNile Metaverse, Inc. (formerly Ecoark Holdings, Inc.), a Nevada corporation (“BitNile”) and Banner Midstream Corp. (“Banner” or “Banner Midstream”) completed a Share Exchange Agreement (the “Exchange Agreement”) with Wolf Energy Services Inc. Under the Agreement, BitNile acquired 51,987,832 shares of Wolf Energy Services Inc., common stock in exchange for all the capital stock of Banner owned by BitNile, which represents 100% of the issued and outstanding shares of Banner (the “Merger”). Upon closing of the Exchange Agreement, Banner became a wholly-owned subsidiary of Wolf Energy Services Inc. via a reverse merger. As a result, the historical financial information of the company is that of Banner. The transaction was accounted for as a reverse merger whereby Banner Midstream is considered the accounting acquirer. Since the reverse merger occurred with a non-shell public company, the transaction included the purchase of the non-controlling interest of Wolf Energy Services Inc.

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

On December 30, 2022 the Company’s board of directors and majority shareholder approved a name change of the Company to “Wolf Energy Services Inc.”, as the new name will better reflect the Company’s business and operations. On January 30, 2023, the Company filed articles of amendment to its articles of incorporation with the Secretary of State of Florida and after processing by FINRA, the Company formally changed its name to Wolf Energy Services Inc. effective February 1, 2023. Additionally, effective February 1, 2023, Wolf Energy Services Inc. began trading under its new ticker symbol, WOEN.

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

For the Company, accounts receivable is comprised of unsecured amounts due from customers that have been conveyed to a factoring agent for both with and without recourse. Prior to June 2023, The Company receives an advance from the factoring agent of 98% of the amount invoiced to the customer within one business day. The Company recognizes revenue for 100% of the gross amount invoiced, records an expense for the 2% finance charge by the factoring agent, and realizes cash for the 98% net proceeds received.   During June 2023, The Company entered into an agreement whereby the company does not factor or receive an advance on amounts invoiced to customers.   The Company now receives 92.5% of the amount invoiced within one business day.   The Company recognizes revenue for 100% of the gross amount invoiced, records an expense for the 7.5% fee charged by the agent, and realizes cash for the 92.5% net proceeds received.

Reclassifications

The Company has reclassified certain amounts in the June 30, 2022 condensed consolidated financial statements to be consistent with the June 30, 2023 presentation. These changes had no impact on the Company’s financial position or result of operations for the periods presented.

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

Earnings (Loss) Per Share of Common Stock

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share (“EPS”) include additional dilution from common stock equivalents, such as convertible notes. The Company as of and for the three months ended June 30, 2023 and 2022 had no common stock equivalents.

Recently Issued Accounting Standards

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Liquidity

For the three months ended June 30, 2023 and 2022, the Company had a net loss from continuing operations (not including the provisions for income taxes) of ($1,111,779) and ($1,636,771) respectively, has a working capital deficit of $2,207,135 and $1,654,456 as of June 30, 2023 and  March 31, 2023 respectively, and has an accumulated deficit as of  June 30, 2023  of ($17,176,283). As of  June 30, 2023, the Company has $166,644 in cash and cash equivalents.

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

Impact of COVID-19

COVID-19 did not have a material effect on the Statements of Operations or the Balance Sheets for the three months ended June 30, 2023 and 2022 or as of  June 30, 2023 and March 31, 2023, respectively. While COVID-19 has contributed to global supply chain disruptions, such disruptions have not had a material effect for the Company. The Company will continue to monitor the supply chain shortages affecting the world.

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

The following table disaggregates the Company’s revenue by major source for the three months ended June 30, 2023  and 2022:

	Three Months Ended
	June 30,
	2023	2022
Revenue:
Transportation Services	$2,318,477	$5,348,225
Fuel Rebate	25,081	62,930
Equipment Rental and other	—	7,500
	$2,343,558	$5,418,655

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

Collections of the amounts billed are typically paid by the customers within 30 to 60 days.

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of  June 30, 2023 and March 31, 2023:

	June 30,	March 31,
	2023	2023
	(unaudited)
Machinery and equipment	$1,434,889	$2,034,300
Accumulated depreciation and impairment	(1,296,571)	(1,347,973)
Property and equipment, net	$138,318	$686,327

As of   June 30, 2023, the Company performed an evaluation of the recoverability of these long-lived assets. The analysis resulted in no impairment as of related to these assets.

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

In February 2023, the Company sold $28,723 of fixed assets for $7,500 and incurred a loss of $21,223

In May 2023, the Company sold $118,266 of fixed assets for $75,000 and incurred a loss of $43,266

In June 2023, the Company sold $400,688 of fixed assets for $145,000 and incurred a loss of $255,688

Depreciation expense for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022

Depreciation expense	$29,056	$48,586

NOTE 5: ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of June 30, 2023 and March 31, 2023:

	June 30,	March 31,
	2023	2023
	(unaudited)
Insurance	$1,088,376	$382,197
Compensation	547,374	615,200
Interest	42,277	29,979
Professional fees and consulting costs	4,883	15,540
Taxes	3,237	12,947
Total	$1,686,147	$1,055,862

NOTE 6: NOTES PAYABLE

The following is a summary of our notes payable as of June 30, 2023 and March 31, 2023, respectively.

	June 30,	March 31,
	2023	2023

Unsecured Convertible Promissory Note (a)	$755,565	$755,565
Unsecured Convertible Promissory Note (b)	90,000	90,000
Unsecured Promissory Note (c)	170,461	250,000
Unsecured Promissory Note (d)	44,406	96,777
Unsecured Promissory Note, net of discount (e)	135,028	165,000
Total notes payable	1,195,460	1,357,342
Less: current portion	(1,195,460)	(1,357,342)
Notes payable, net of current portion	$-	$-

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

(d)	The Company entered into a Standard Merchant Cash Advance Agreement with KYF Global Partners for a purchase price of $100,000, with a repayment of $140,000 over 22 weeks at $6,363.64 per week on March 28, 2023. The Company paid $5,000 in initial fees which were deducted from the agreed upon price and $95,000 was paid in cash to the Company.

(e)	The Company entered into a one year promissory note with Red Road Holdings Corporation on March 27, 2023 in the amount of $165,000 (net of discount) plus a one-time interest charge of 12% or $22,176 charged at the inception of the note. There is an original issue discount of $19,800 on this note that is amortized over the life of the note based on the effective interest method. $3,960 of the original issue discount was amortized during the three months ended June 30, 2023. Should the Company default on the note, it becomes convertible with a conversion price that will be the greater of (i) $0.000075, or (ii) 75% times the average Trading Price for the common stock during the five trading days immediately prior to the conversion date.

Interest expense on the notes payable during the three months ended June 30, 2023 and 2022 are $104,172 and $0, respectively.

NOTE 7: STOCKHOLDERS’ EQUITY (DEFICIT)

The Company has 5,000,000 shares of preferred stock and 1,000,000,000 shares of common stock authorized at $0.001 par value per share, and there were 78,268,332 and 78,268,332 common shares issued and outstanding at  June 30, 2023 and March 31, 2023, respectively, and no shares of preferred stock issued and outstanding, respectively.

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

There were no equity transactions for the three months ended June 30, 2022.

Stock Options

As of  June 30, 2023 and 2022, there remains 40,000 fully vested stock options that expire November 2023 at a $0.025 strike price. There is no stock-based compensation for the three months ended June 30, 2023 and 2022. The intrinsic value of these options at June 30, 2023 is $2,300.

Restricted Stock Units

Pursuant to the Employment Agreement with the Company's Former CEO, Jimmy Galla dated November 15, 2022, the Company granted 10,000,000 restricted stock units that vest quarterly for 20 consecutive quarters (500,000 per quarter). The Company has expensed $37,500 in these restricted stock units for the three months ended June 30, 2023. There was no expense for the three months ended June 30, 2022

NOTE 8: CONCENTRATIONS

Customer Concentration. Three and one customers accounted for more than 10% of the accounts receivable balance at each of  June 30, 2023 and March 31, 2023, respectively for a total of 86%  and 85% of accounts receivable, respectively. In addition, two and three customers represent approximately 94%  and 72%  of total revenues for the Company for the three months ended June 30, 2023 and 2022, respectively.

The Company occasionally maintains cash balances in excess of the FDIC insured limit. The Company does not consider this risk to be material.

NOTE 9: LEASES

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

As of  June 30, 2023, the value of the unamortized lease right of use asset for the operating leases is $278,919  (through maturity in September 2027). As of  June 30, 2023, the Company’s lease liability was $281,619  from operating leases.

Maturity of lease liability for the operating leases for the period ended June 30,
2023	$80,307
2024	70,500
2025	72,000
2026	72,000
2027	35,102
Imputed interest	(48,290)
Total lease liability	$281,619

Disclosed as:
Current portion	$67,543
Non-current portion	$214,076

Amortization of the right of use asset for the period ended June 30,
2023	$71,143
2024	60,257
2025	63,450
2026	66,818
2027	17,251

Total	$278,919

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	June 30,	June 30,
	2023	2022
	(unaudited)	(unaudited)
Operating lease expense	$22,765	$16,552

Finance lease expense
Depreciation of capitalized finance lease assets	-	56,576
Interest expense on finance lease liabilities	-	1,934
Total lease cost	$22,765	$75,062

NOTE 10: DISCONTINUED OPERATIONS

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

Current assets as of  June 30, 2023 and March 31, 2023 – Discontinued Operations:

	June 30,	March 31,
	2023	2023
	(unaudited)
Cash	$672	$9,362
Accounts receivable	30,000	51,000
	$30,672	$60,362

Current liabilities as of  June 30, 2023 and March 31, 2023 – Discontinued Operations:

	June 30,	March 31,
	2023	2022
	(unaudited)
Accounts payable and accrued expenses	$184,649	$200,051
Current portion of long-term debt	37,977	37,977
	$222,626	$238,028

Non-current liabilities as of  June 30, 2023 and March 31, 2023 –Discontinued Operations:

	June 30,	March 31,
	2023	2022
	(unaudited)
Long-term debt	$150,000	$150,000

	$150,000	$150,000

The Company reclassified the following operations to discontinued operations for the three months ended June 30, 2023 and 2022, respectively.

	June 30,	June 30,
	2023	2022
	(unaudited)
Revenue	$-	$-
Operating expenses	24,334	-
Other (income) loss	3,953	-
Net loss from discontinued operations	$(28,287)	$—

NOTE 11: COMMITMENT

On November 15, 2022, the Company entered into a five-year Employment Agreement with its former CEO, Jimmy Galla. Under the terms of the Employment Agreement, the Company agreed to compensate its CEO at a rate of $250,000 annually (“Base Pay”). In addition to the Base Pay, Mr. Galla shall be eligible to earn an annual bonus of up to 100% of the Base Pay based on terms and conditions, including the financial performance of the Company, as well as individual performance goals, as set forth in a bonus plan that is to be determined by the Company’s Board of Directors. The Company also granted Mr. Galla 10,000,000 restricted stock units that vest quarterly for 20 consecutive quarters (500,000 per quarter). Through June 30, 2023, Mr. Galla has vested 1,500,000 restricted stock units.  Those shares have not been issued to Mr. Galla.

NOTE 12: SUBSEQUENT EVENTS

On July 31, 2023, Jimmy Galla, Chief Executive Officer, Chief Financial Officer, and a director of Wolf Energy Services Inc. (the “Company”), resigned from his positions as an officer and director of the Company to pursue other interests. Mr. Galla's departure from the Company was amicable and he was in good standing at the time of his resignation. As a result of his resignation from his positions with the Company, Mr. Galla is no longer an employee or director of the Company or any subsidiary. Following Mr. Galla’s resignation the board of directors appointed Jimmy “JD” Reedy to serve as interim Chief Executive Officer of the Company. Mr. Reedy has served on the board of directors of the Company since September 2022 and as the chief operating officer of Banner Midstream Corp., a wholly owned subsidiary of the Company, since April 2019. Description of the five-year business experience, compensatory arrangements and related party transactions of Mr. Reedy has previously been disclosed by the Company in its filings with the Securities and Exchange Commission, most recently in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 filed on June 26, 2023.

On August 8, 2023, Robert Carr (“Carr”), a former employee of Pinnacle Frac Transport LLC, filed a complaint in the United States District Court for the Eastern Division of Texas Sherman Division alleging violations of the Fair Labor Standards Act (FLSA) and seeks to recover overtime pay, liquidated damages, post judgement interest and attorneys’ fees and cost. Specifically, Carr alleges that he and other similarly situated employees were not paid time and one-half their respective regular rates of pay for all hours worked over 40 in each seven day work week. The complaint seeks to certify a collective action under the FLSA comprised of employees employed by Pinnacle Frac during a period of three years prior to the filing of the complaint. At this time the Company cannot estimate either the size of any potential class or the value or validity of the claims asserted if this action were to proceed. For these reasons, the Company is unable to estimate any potential loss or range of loss in such a scenario; however, if the Company is not successful in its defense efforts, the resolution of Carr could have a material adverse effect on the Company’s financial statements as a whole.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations for the three months ended June 30, 2023 and 2022 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. The discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as the Company's plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Statement Regarding Forward Looking Information in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Effective September 7, 2002, BitNile Metaverse, Inc., a Nevada corporation (“BitNile”) and Banner Midstream Corp. (“Banner” or “Banner Midstream”) completed a Share Exchange Agreement (the “Agreement”) with Wolf Energy Services Inc. (formerly Enviro Technologies U.S., Inc). Under the Agreement, BitNile acquired 51,987,832 shares of Wolf Energy Services Inc. (formerly Enviro Technologies U.S., Inc.) common stock in exchange for all the capital stock of Banner owned by BitNile, which represents 100% of the issued and outstanding shares of Banner (the “Merger”). Upon closing of the Agreement, Banner became a wholly owned subsidiary of Wolf Energy Services Inc. (formerly Enviro Technologies U.S., Inc.) via a reverse merger. As a result, the historical financial information of the Company is that of Banner. The transaction was accounted for as a reverse merger, whereby Banner Midstream is considered the accounting acquirer. Since the reverse merger occurred with a non-shell public company, the transaction included the purchase of the non-controlling interest of Wolf Energy Services Inc. (formerly Enviro Technologies US, Inc).

Immediately following the Closing, BitNile owned approximately 70% of the issued and outstanding shares of Wolf Energy Services Inc. (formerly Enviro Technologies U.S. Inc.) common stock. BitNile is quoted on the Nasdaq Capital Market under the symbol “BNMV”. At the Closing Jimmy R. Galla was appointed Chief Executive Officer and Chief Financial Officer of the Company. Following the Closing, Raynard Veldman and John A. DiBella resigned as directors of the Company and John A. DiBella resigned as Chief Executive Officer and Chief Financial Officer of the Company. Mr. DiBella continues to serve as the sole officer of Florida Precision Aerospace, Inc., a wholly owned subsidiary of the Company (“FPA”).

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

Going Concern

For the three months ended June 30, 2023 and 2022, the Company had a net (loss) income from continuing operations (not including the provision for income taxes) of ($1,111,779) and ($1,636,771), respectively, has a working capital deficit of  $2,207,135  and $1,654,456 as of June 30, 2023 and March 31, 2023, and has an accumulated deficit as of June 30, 2023 of ($17,176,283). The report of our independent registered public accounting firm on our consolidated financial statements for the year ended March 31, 2023 filed as an exhibit to the Company’s Form 10-K filed on June 26, 2023 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our working capital deficit, accumulated deficit and negative cash flows from operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances the Company will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations for the three months ended June 30, 2023 and 2022

Revenue

The following table shows the Company’s revenues for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,
	2023	2022
Revenue from continuing operations:
Transportation Services	$2,318,477	$5,348,225
Fuel Rebate	25,081	62,930
Equipment Rental and Other	—	7,500
Total	$2,343,558	$5,418,655

Revenues for the three months ended June 30, 2023  (Q1 FY 2024) were $2,343,558  as compared to $5,418,655 for the three months ended June 30, 2022 (Q1 FY 2023).  The decrease of 57%  was due to a significant decrease in loads of frac sand (average of approximately 1,200 loads per month in Q1 FY 2024 compared to approximately 2,200 loads per month in prior year) as well as lower rates per frac sand load (average of approximately $700 per load compared in Q1 FY 2024 compared to approximately $800 in Q1 FY 2023).  Fuel rebate saw a similar decrease due to lower frac sand loads in Q1 FY 2024 compared to prior year.

Costs and Expenses

The following table shows operating expenses for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,
	2023	2022
Costs and Expenses
Costs of revenues (excludes items below)	$1,538,813	$4,512,249
Salaries and salary related costs	315,347	263,321
Selling, general and administrative	1,166,140	1,209,725
Depreciation, amortization, and impairment	29,056	112,829
Total	$3,049,356	$6,098,124

There was a decrease in total costs and expenses of approximately 50% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was driven by lower costs of revenues (exclusive of other items shown) of  ($3,048,768) due to costs related to independent third-party owner-operator trucks as frac sand load counts decreased.

Selling, General and Administrative

The following table shows SG&A expenses for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,
	2023	2022
Selling, General and Administrative Expenses:
Insurance	$621,313	$447,729
Equipment rental	149,011	149,425
Factoring expense	69,627	96,401
Repairs and maintenance	39,203	357,032
Rents	26,036	25,681
Taxes and licenses	6,413	65,871
Legal and professional	147,495	23,263
Other	107,042	44,323
Total	$1,166,140	$1,209,725

Total SG&A costs for the three months ended June 30, 2023 decreased  $43,585 as compared to the three months ended June 30, 2022 primarily due to lower repairs and maintenance costs as we utilized more owner operators than company owned trucks offset by higher insurance costs of $621,313 in Q1 FY 2024 compared to $447,729 in Q1 FY 2023.

Depreciation and Amortization

The following table shows depreciation and amortization expenses for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,
	2023	2022
Depreciation of frac sand transportation equipment	$29,056	$48,586
Amortization of intangible assets	-	64,243
Total	$29,056	$112,829

Total depreciation and amortization expense for the three months ended June 30, 2023 was $29,056 compared to $112,829 for the same period last year.

The presentation of depreciation has been included in our operating expenses based on SAB topic 11:B.  Depreciation is not considered a key performance indicator by management and is immaterial as a percentage of revenues.

Other Expense

The following table shows other income (expense) for the three months ended June 30, 2023 and 2022

:

	Three Months Ended
	June 30,
	2023	2022
Loss on disposal of fixed assets	$(298,953)	$(950,024)
Interest expense, net of interest income	(107,028)	(7,278)
Total	$(405,981)	$(957,302)

Total other expense was ($405,981)  for the three months ended June 30, 2023, compared to ($957,302) in the three months ended June 30, 2022.

For the three months ended June 30, 2023 there was a (loss) on disposal of fixed assets of  ($298,953)  compared to a loss of  ($950,024)  in the three months ended June 30, 2022.  The loss in Q1 FY 2024 was a result of a disposal of assets worth $599,411 that had a net value of $518,954 for cash proceeds of $220,000.  The loss in Q1 FY 2023 was a result of a disposal of assets worth $2,557,172 that had a net value of $1,530,024 for cash proceeds of $580,000.

Interest expense, net of interest income, for the three months ended June 30, 2023 was ($107,028) as compared to ($7,278)  for the three months ended June 30, 2022. The increase  in interest expense was primarily the result of the expense incurred on the short term debt that was acquired in March 2023 with none in the three months ended June 30, 2022.

Summary of cash flows

The following table summarizes our cash flows:

	Three Months Ended
	June 30,
	2023	2022

Cash flow data:
Cash used in operating activities	$(461,747)	$(181,935)
Cash provided by investing activities	$220,000	$580,000
Cash used in financing activities	$(165,842)	$(466,182)

Net cash used in operating activities of ($461,747)  in the three months ended June 30, 2023  was primarily attributable to our ($1,143,303)  net loss for the period, an increase in prepaid expenses of ($554,743) offset by higher accrued payables and accrued liabilities of $820,601 and a loss on disposal of fixed assets of $298,953.

Net cash used in  operating activities of ($181,935)  in the three months ended June 30, 2022  was primarily attributable to net loss of ($1,636,771) for the period, an increase in prepaid expense and other current assets of ($1,491,522), offset by an increase in accrued payable and accrued liabilities of $1,403,852 and loss on disposal of fixed assets of $950,024

Net cash provided by investing activities during the three months ended June 30, 2023 was attributable to proceeds from sale of fixed assets of $220,000  Net cash provided by investing activities during the three months ended June 30, 2022 was $580,000

Net cash used in financing activities during the three months ended June 30, 2023 was due to repayments of short--term debt, net of discount. Net cash used in financing activities during the three months ended June 30, 2022 was primarily due to repayments of long-term debt on equipment and payments made to reduce lease liabilities.

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

Liquidity and Capital Resources:

Going Concern

For the three months ended June 30, 2023 and 2022, the Company had a net loss from operations (not including the provision for income taxes) of ($1,111,779) and ($1,636,771), respectively, has a working capital deficit of $2,207,135  and $1,654,456, respectively, and has an accumulated deficit as of June 30, 2023 of ($17,176,283). These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances the Company will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Cash at June 30, 2023 was $166,644 as compared to $574,233  at March 31, 2023. Our working capital deficit at June 30, 2023 was $2,207,135 as compared to a working capital deficit at March 31, 2023 of $1,654,456. At June 30, 2023, the Company had an accumulated deficit of $17,176,283. Our current assets increased  by 7%  at June 30, 2023 as compared to March 31, 2023, which reflects increases in prepaid expenses offset by a decrease in cash. Our current liabilities increased by -22% at June 30, 2023 as compared to March 31, 2023, primarily due to higher accounts payable and accrued liabilities offset by lower balances on short-term debt, net of discount.

The Company does not have any external sources of liquidity and does not have any capital commitments.

At the present time, we do not have arrangements to raise additional capital, and we may need to identify potential investors and negotiate appropriate arrangements with them. We may not be able to arrange enough investment within the time the investment is required or that if it is arranged, that it will be on favorable terms. If we cannot obtain the needed capital, we may not be able to become profitable and may have to curtail or cease our operations. Additional equity financing, if available, may be dilutive to the holders of our capital stock. Debt financing may involve significant cash payment obligations, covenants and financial ratios that may restrict our ability to operate and grow our business.

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

Earnings (Loss) Per Share of Common Stock

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share (“EPS”) include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and warrants. The Company as of and for the period ended June 30, 2023 and 2022 had no common stock equivalents.

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

Key Trends

Impact of Inflation

In 2022 and continuing into 2023, data indicates a sharp rise in inflation in the U.S. and globally. In the U.S., inflation has been triggered by the war in the Ukraine, constrained supplies and increasing demand of certain goods and services as recovery from the COVID-19 pandemic continues. The Company’s revenues, capital and operating costs are influenced to a larger extent by specific price changes in the oil and natural gas industry and allied industries rather than by changes in general inflation. Crude oil prices generally reflect the balance between supply and demand, with crude oil prices being particularly sensitive to OPEC production levels, the Biden Administration’s efforts to reduce drilling and transition away from fossil fuels and/or attitudes of traders concerning supply and demand in the future. Prices for oil and gas related services such as those we supply though Pinnacle Frac and truck drivers we procure to assist in those efforts are also affected by the worldwide prices for crude oil. As a result of increasing prices for oil and natural gas, in 2021 and 2022, higher costs for goods and services in the oil and gas industry are being observed.

In response to recent inflationary pressures in the U.S., the Federal Reserve commenced interest rate hikes in calendar year 2022 that continue into 2023 in an effort to combat inflation. Because of these and other developments, a recession is expected in the coming months by many economic analysts, which may, among other things, reduce demand for our products and services as well as increase operating costs to the extent the Company is unable to procure required resources to continue our operations. As a result of the overall volatility of oil prices, it is not possible to predict the Company’s future cost of services it uses or provides.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer who also serves as our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2023. On June 30, 2023, our management concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 8, 2023, Robert Carr (“Carr”), a former employee of Pinnacle Frac Transport LLC, filed a complaint in the United States District Court for the Eastern Division of Texas Sherman Division alleging violations of the Fair Labor Standards Act (FLSA) and seeks to recover overtime pay, liquidated damages, post judgement interest and attorneys’ fees and cost. Specifically, Carr alleges that he and other similarly situated employees were not paid time and one-half their respective regular rates of pay for all hours worked over 40 in each seven day work week. The complaint seeks to certify a collective action under the FLSA comprised of employees employed by Pinnacle Frac during a period of three years prior to the filing of the complaint. At this time the Company cannot estimate either the size of any potential class or the value or validity of the claims asserted if this action were to proceed. For these reasons, the Company is unable to estimate any potential loss or range of loss in such a scenario; however, if the Company is not successful in its defense efforts, the resolution of Carr could have a material adverse effect on the Company’s financial statements as a whole.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All recent sales of  unregistered securities have been previously reported.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable to our company.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference			Filed or
No.	Exhibit Description	Form	Date Filed	Exhibit Number	Furnished Herewith

2.1	Share Exchange Agreement dated August 23, 2022 by and among Enviro Technologies U.S., Inc., Banner Midstream Corp. and Ecoark Holdings, Inc.*	8-K	8/29/2022	2.1
3.1	Certificate of Domestication and Articles of Incorporation filed in the State of Florida	8-K	12/28/20	3(v)
3.1(a)	Articles of Amendment to Articles of Incorporation effective January 17, 2023 – forward stock split	8-K	1/17/23	3.1
3.1(b)	Articles of Amendment to Articles of Incorporation – name change	8-K	2/1/23	3.1
3.2	Bylaws	10-K	3/31/21	3(ii)
3.2(a)	Amendment to Bylaws dated April 14, 2023	8-K	4/18/23	3.2

10.1	Promissory Note issued by Wolf Energy Services Inc. in favor of Red Road Holdings Corporation dated March 27, 2023	8-K	4/3/23	10.1
10.2	Securities Purchase Agreement between Wolf Energy Services Inc. and Red Road Holdings Corporation dated March 27, 2023	8-K	4/3/23	10.2
10.3	Purchase and Sale of Future Receipts Agreement dated as of March 28, 2023 between Pinnacle Frac LLC and E-Advance Services, LLC including the Personal Guaranty of Performance dated as of even date by Jimmy Galla in favor of E-Advance Services, LLC	8-K	4/3/23	10.3
10.4	Standard Merchant Cash Advance Agreement dated as of March 28, 2023 between Pinnacle Frac LLC and KYF Global Partners including the Personal Guaranty dated as of even date by Jimmy Galla in favor of KYF Global Partners	8-K	4/3/23	10.4
31.1	Certificate of Principal Executive Officer (302)				Filed
32.1	Certificate of Principal Executive Officer (906)^				Furnished
101.INS	Inline XBRL Instance Document.				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				Filed

*	Certain schedules and other attachments have been omitted. The Company undertakes to furnish the omitted schedules and attachments to the Securities and Exchange Commission upon request.

^	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to our Corporate Secretary at Wolf Energy Services Inc., 408 State Highway 135 N, Kilgore, Texas, 75662.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 18, 2023.

By:	/s/ Jimmy J.D. Reedy
Name:	Jimmy Reedy
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

/s/ Jimmy J.D. Reedy	August 18, 2023
Jimmy J.D. Reedy, Director